Form 10-Q
period 2021-06-30
FARMERS & MERCHANTS BANCORP
filed 2021-08-09
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of common stock of the registrant 789,646 outstanding as of July 31, 2021.

FARMERS & MERCHANTS BANCORP

10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Balance Sheets

(in thousands except share data)
Assets	June 30, 2021 (Unaudited)	December 31, 2020	June 30, 2020 (Unaudited)
Cash and Cash Equivalents:
Cash and Due from Banks	$80,646	$66,327	$67,560
Interest Bearing Deposits with Banks	754,064	317,510	303,879
Total Cash and Cash Equivalents	834,710	383,837	371,439

Investment Securities:
Available-for-Sale, at Fair Value	351,661	807,732	569,407
Held-to-Maturity, fair value $490,185, $70,049 and $70,194, respectively	496,470	68,933	69,036
Total Investment Securities	848,131	876,665	638,443

Loans & Leases:	3,033,196	3,099,592	3,064,512
Less: Allowance for Credit Losses	60,229	58,862	55,058
Loans & Leases, Net	2,972,967	3,040,730	3,009,454

Premises and Equipment, Net	49,181	50,147	47,715
Bank Owned Life Insurance, Net	70,303	69,235	68,177
Interest Receivable and Other Assets	149,276	129,839	120,730
Total Assets	$4,924,568	$4,550,453	$4,255,958

Liabilities
Deposits:
Demand	$1,646,768	$1,475,425	$1,283,182
Interest Bearing Transaction	1,000,168	902,487	808,991
Savings and Money Market	1,363,589	1,260,487	1,158,138
Time	401,539	421,868	531,722
Total Deposits	4,412,064	4,060,267	3,782,033

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	63,835	56,211	59,887
Total Liabilities	4,486,209	4,126,788	3,852,230

Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 789,646, 789,646 and 793,556,
Shares Issued and Outstanding at June 30, 2021, December 31, 2020 and June 30, 2020, Respectively	8	8	8
Additional Paid-In Capital	77,516	77,516	80,350
Retained Earnings	360,021	333,070	308,714
Accumulated Other Comprehensive Income, Net of Taxes	814	13,071	14,656
Total Shareholders’ Equity	438,359	423,665	403,728
Total Liabilities and Shareholders’ Equity	$4,924,568	$4,550,453	$4,255,958

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Income (Unaudited)

(in thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and Fees on Loans & Leases	$36,664	$34,311	$73,751	$68,471
Interest on Deposits with Banks	164	65	267	1,012
Interest on Investment Securities:
Taxable	3,694	3,175	7,498	6,327
Exempt from Federal Tax	416	416	839	846
Total Interest Income	40,938	37,967	82,355	76,656

Interest Expense
Deposits	1,034	2,458	2,271	5,602
Subordinated Debentures	79	94	158	213
Total Interest Expense	1,113	2,552	2,429	5,815

Net Interest Income	39,825	35,415	79,926	70,841
Provision for Credit Losses	-	300	1,250	300
Net Interest Income After Provision for Credit Losses	39,825	35,115	78,676	70,541

Non-Interest Income
Service Charges on Deposit Accounts	679	374	1,317	1,294
Net Gain on Sale of Investment Securities	714	-	2,554	13
Increase in Cash Surrender Value of Bank Owned Life Insurance	541	520	1,067	1,029
Debit Card and ATM Fees	1,806	1,302	3,385	2,579
Net Gain (Loss) on Deferred Compensation Investments	11,746	523	15,286	(139)
Other	939	795	2,541	1,665
Total Non-Interest Income	16,425	3,514	26,150	6,441

Non-Interest Expense
Salaries and Employee Benefits	16,182	13,783	32,922	28,663
Net Gain (Loss) on Deferred Compensation Investments	11,746	523	15,286	(139)
Occupancy	1,178	1,137	2,409	2,243
Equipment	1,213	1,286	2,437	2,454
Marketing	418	25	606	270
Legal	289	47	400	77
FDIC Insurance	298	7	585	7
Other	3,533	2,979	6,575	6,002
Total Non-Interest Expense	34,857	19,787	61,220	39,577

Income Before Provision for Income Taxes	21,393	18,842	43,606	37,405
Provision for Income Taxes	5,240	4,533	10,740	8,974
Net Income	$16,153	$14,309	$32,866	$28,431
Basic and Diluted Earnings Per Common Share	$20.45	$18.03	$41.62	$35.83

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$16,153	$14,309	$32,866	$28,431

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	3,957	1,338	(14,609)	16,128
Deferred Tax Benefit Related to Unrealized (Loss) Gains	(1,170)	(396)	4,319	(4,768)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	(714)	-	(2,554)	(13)
Deferred Tax Related to Reclassification Adjustment	211	-	755	4
Amortization of Unrealized Loss on Securitites Transferred from Available-for-Sale to Held to Maturity	(180)	-	(238)	-
Deferred Tax Benefit Related to loss on Securtities Transferred	54	-	70	-
Total Other Comprehensive Income	2,158	942	(12,257)	11,351
Comprehensive Income	$18,311	$15,251	$20,609	$39,782

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the three and six months ended June 30, 2021 and 2020
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
Three Months Ended June 30, 2021
Balance, March 31, 2021	789,646	$8	$77,516	$349,790	$(1,344)	$425,970
Net Income			-	16,153	-	16,153
Cash Dividends Declared on Common Stock ($7.50 per share)		-	-	(5,922)	-	(5,922)
Other Compreshensive Income		-	-	-	2,158	2,158
Balance, June 30, 2021	789,646	$8	$77,516	$360,021	$814	$438,359

Three Months Ended June 30, 2020
Balance, March 31, 2020	793,556	$8	$80,350	$300,158	$13,714	$394,230
Net Income			-	14,309	-	14,309
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Other Compreshensive Income		-	-	-	942	942
Balance, June 30, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728

Six Months Ended June 30, 2021
Balance, December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net Income		-	-	32,866	-	32,866
Cash Dividends Declared on Common Stock ($7.50 per share)		-	-	(5,922)	-	(5,922)
Cash Dividends Returned		-	-	7	-	7
Other Compreshensive Loss		-	-	-	(12,257)	(12,257)
Balance, June 30, 2021	789,646	$8	$77,516	$360,021	$814	$438,359

Six Months Ended June 30, 2020
Balance, December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income		-	-	28,431	-	28,431
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Issuance of Common Stock	523	-	403	-	-	403
Other Compreshensive Income		-	-	-	11,351	11,351
Balance, June 30, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728

The accompanying notes are an integral part of these unaudited consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Operating Activities:
Net Income	$32,866	$28,431
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,250	300
Depreciation and Amortization	1,318	1,414
Net Amortization of Investment Security Premiums & Discounts	797	397
Amortization of Core Deposit Intangible	306	313
Accretion of Discount on Acquired Loans	(37)	(117)
Net Gain on Sale of Investment Securities	(2,554)	(13)
Net Gain on Sale of Property & Equipment	(36)	(62)
Net Change in Operating Assets & Liabilities:
Net (Increase) Decrease in Interest Receivable and Other Assets	(20,752)	1,953
Net Increase (Decrease) in Interest Payable and Other Liabilities	14,280	(3,217)
Net Cash Provided by Operating Activities	27,438	29,399
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(257,225)	(150,342)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	381,117	106,840
Purchase of Investment Securities Held-to-Maturity	(124,070)	(15,068)
Proceeds from Matured or Called Securities Held-to-Maturity	13,140	6,243
Net Loans & Leases Paid, Originated or Acquired	66,550	(391,622)
Additions to Premises and Equipment, Net	(377)	(3,877)
Purchase of Other Investments	(1,656)	(3,230)
Proceeds from Sale of Property & Equipment	74	77
Net Cash Provided by (Used in) Investing Activities	77,553	(450,979)
Financing Activities:
Net Increase in Deposits	351,797	504,014
Cash Dividends	(5,922)	(5,753)
Cash Dividends Returned	7	-
Net Cash Provided by Financing Activities	345,882	498,261
Net Change in Cash and Cash Equivalents	450,873	76,681
Cash and Cash Equivalents at Beginning of Period	383,837	294,758
Cash and Cash Equivalents at End of Period	$834,710	$371,439
Supplementary Data
Cash Payments Made for Income Taxes	$19,181	$17
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$-	$403
Interest Paid	$3,220	$6,427
Supplementary Noncash Disclosure
Investment Securities Available-for-Sale Transferred to Held-to-Maturity	$316,925	$-
Security Purchase Settled in Subsequent Period	$-	$(2,507)

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K, as amended (“2020 Annual Report on Form 10-K”), for the year ended December 31, 2020 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting Guidance Pending Adoption at June 30, 2021
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

Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and Due from Banks, Interest-Bearing Deposits with Banks, and Federal Funds Sold, which have original maturity dates of three months or less. For these instruments, the carrying amount is a reasonable estimate of fair value.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a more than insignificant concession to the borrower that it would not otherwise consider. Restructured loans & leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on non-accrual status at the time they become TDR, remain on non-accrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to modifications for a limited period of time to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as non-accrual during the term of the modification. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and H.R. 133 and the impact of COVID-19 on the Company.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company also maintains a separate allowance for off-balance-sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance-sheet commitments is included in Interest Payable and Other Liabilities on the Company’s Consolidated Balance Sheet.

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

Premises and Equipment
Premises, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Estimated useful lives of buildings range from 30 to 40 years, and for furniture and equipment from three to seven years. Leasehold improvements are amortized over the lesser of the terms of the respective leases, or their useful lives, which are generally five to ten years. Remodeling and capital improvements are capitalized while maintenance and repairs are charged directly to occupancy expense.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through September 30, 2021. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and H.R. 133 and the impact of COVID-19 on the Company.

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

The Company follows the standards set forth in the “Income Taxes” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

For the three and six months ended June 30, 2021 and 2020, the Company has no material uncertain tax positions and recognized no interest or penalties. The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statement of Income.

Basic and Diluted Earnings Per Common Share
The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, diluted and basic earnings per common share are the same. See Note 8 – “Dividends and Basic and Diluted Earnings Per Common Share” for additional information.

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

Comprehensive Income
The “Comprehensive Income” topic of the FASB ASC 220 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income, changes in fair value of its available-for-sale investment securities and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes.

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

At June 30, 2021, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core Deposit Intangible Amortization	$306	$593	$573	$549	$522	$1,165	$3,708

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

While tremendous strides have been made in fighting the virus, particularly with the development of a vaccine, the lingering effects of COVID-19 could have an adverse future impact on our business, financial condition and results of operations, however, we are unable to predict the extent or nature of these impacts at the current time.

3. Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the debt securities available-for-sale are as follows
(in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2021	Cost	Gains	Losses	Value
US Treasury Notes	$9,905	$282	$-	$10,187
US Government Agency SBA	7,323	73	49	7,347
Mortgage-Backed Securities (1)(2)	286,529	4,894	3,806	287,617
Other	46,510	-	-	46,510
Total	$350,267	$5,249	$3,855	$351,661

	Amortized	Gross Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$14,859	$429	$-	$15,288
US Government Agency SBA	8,252	1	93	8,160
Mortgage-Backed Securities (1)	720,562	17,359	48	737,873
Corporate Securities	45,010	927	18	45,919
Other	492	-	-	492
Total	$789,175	$18,716	$159	$807,732

	Amortized	Gross Unrealized		Fair
June 30, 2020	Cost	Gains	Losses	Value
US Treasury Notes	$64,802	$583	$1	$65,384
US Government Agency SBA	9,397	1	110	9,288
Mortgage-Backed Securities (1)	448,904	20,326	5	469,225
Corporate Securities	10,190	25	12	10,203
Other	15,307	-	-	15,307
Total	$548,600	$20,935	$128	$569,407

(1)	All Mortgage-backed securities consist of securities collateralized by residential real estate and were issued by an agency or government-sponsored entity of the U.S. government.
(2)	During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

The amortized cost, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2021	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$68,471	$895	$-	$69,366
Mortgage Backed Securities (1)(2)	427,999	7	7,187	420,819
Total	$496,470	$902	$7,187	$490,185

	Amortized	Gross Unrealized		Fair
December 31, 2020	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$68,933	$1,116	$-	$70,049
Total	$68,933	$1,116	$-	$70,049

	Amortized	Gross Unrealized		Fair
June 30, 2020	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$69,036	$1,158	$-	$70,194
Total	$69,036	$1,158	$-	$70,194

(1)	All Mortgage-backed securities were issued by an agency or government-sponsored entity of the U.S. Government.
(2)	During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS securities. During the first quarter of 2021, we transferred $316.9 million of these securities, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The unrealized pre-tax loss of $2,000 at the date of transfer remained in accumulated other comprehensive income and is amortized to yield over the remaining lives of the securities.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

The amortized cost and estimated fair values of investment securities at June 30, 2021 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
June 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$51,494	$51,587	$7,808	$7,808
After one year through five years	5,153	5,341	5,804	5,840
After five years through ten years	601	604	21,182	21,937
After ten years	6,490	6,512	33,677	33,781
	63,738	64,044	68,471	69,366

Investment securities not due at a single maturity date:
Mortgage-backed securities	286,529	287,617	427,999	420,819

Total	$350,267	$351,661	$496,470	$490,185

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Government Agency SBA	$172	$1	$2,328	$48	$2,500	$49
Mortgage-Backed Securities	143,643	3,804	124	2	143,767	3,806
Total	$143,815	$3,805	$2,452	$50	$146,267	$3,855

Securities Held-to-Maturity
Mortgage Backed Securities	419,976	7,187	-	-	$419,976	$7,187
Total	$419,976	$7,187	$-	$-	$419,976	$7,187

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Government Agency SBA	$1,741	$3	$6,126	$90	$7,867	$93
Mortgage-Backed Securities	20,142	45	177	3	20,319	48
Corporate Securities	4,041	18	-	-	4,041	18
Total	$25,924	$66	$6,303	$93	$32,227	$159

There were no HTM investments with gross unrealized losses at December 31, 2020

	Less Than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Treasury Notes	$49,996	$1	$-	$-	$49,996	$1
U.S. Government Agency SBA	4,396	14	4,293	96	8,689	110
Mortgage-Backed Securities	-	-	215	5	215	5
Corporate Securities	2,547	12	-	-	2,547	12
Total	$56,939	$27	$4,508	$101	$61,447	$128

There were no HTM investments with gross unrealized losses at June 30, 2020.

As of June 30, 2021, the Company held 562 investment securities of which 65 were in an unrealized loss position for less than twelve months. 61 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

U.S. Treasury Notes – At June 30, 2021, no U.S. Treasury Note security investments were in an unrealized loss position. The unrealized loss on the Company’s investment in a U.S. Treasury Notes was $0, $0, and $1,000 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company did not intend to sell the securities and it is was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2020.

U.S. Government Agency SBA – At June 30, 2021, two U.S. Government Agency SBA security investments were in an unrealized loss position for less than 12 months and 45 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in U.S. Government Agency SBA securities were $49,000, $93,000, and $110,000 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021, December 31, 2020, and June 30, 2020.

Mortgage-Backed Securities – At June 30, 2021, 63 mortgage-backed security investments were in an unrealized loss position for less than 12 months and 16 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company’s investment in mortgage-backed securities were $11.0 million, $48,000, and $5,000 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government-sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021, December 31, 2020, and June 30, 2020.

Corporate Securities - At June 30, 2021, we had no corporate securities in our portfolio, having sold all positions during the second quarter of 2021. The unrealized losses on the Company’s investment in the corporate securities were $0, $18,000 and $12,000 at June 30, 2021, December 31, 2020 and June 30, 2020 respectively. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. Because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 and June 30, 2020.

Other Securities – At June 30, 2021, none of the Other securities were in an unrealized loss position.  Other securities consisted of Money Market accounts held at  investment brokerages.

Obligations of States and Political Subdivisions – At June 30, 2021, no obligations of states and political subdivisions were in an unrealized loss position. As of June 30, 2021, the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

There were no unrealized losses on the Company’s investment in obligations of states and political subdivisions at June 30, 2021, December 31, 2020 and June 30, 2020.

Proceeds from sales and calls of securities for the periods shown were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Proceeds	$236,082	$745	$299,870	$3,000
Gains	3,730	-	5,570	13
Losses	3,016	-	3,016	-

Pledged Securities
As of June 30, 2021, securities carried at $465.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $439.7 million at December 31, 2020, and $370.4 million at June 30, 2020.

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $15.5 million at June 30, 2021, and $12.7 at December 31, 2020 and June 30, 2020.

5. Loans & Leases

Loans & Leases consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Commercial Real Estate	$1,033,747	$971,326	$873,922
Agricultural Real Estate	630,515	643,014	635,077
Real Estate Construction	170,933	185,741	166,548
Residential 1st Mortgages	304,859	299,379	272,209
Home Equity Lines and Loans	32,026	34,239	37,966
Agricultural	236,436	264,372	261,986
Commercial	361,432	374,816	369,817
Consumer & Other (1)	177,042	235,529	361,035
Leases	99,502	103,117	103,229
Total Gross Loans & Leases	3,046,492	3,111,533	3,081,789
Less: Unearned Income	13,296	11,941	17,277
Subtotal	3,033,196	3,099,592	3,064,512
Less: Allowance for Credit Losses	60,229	58,862	55,058
Net Loans & Leases	$2,972,967	$3,040,730	$3,009,454
(1)	Includes CARES Act Small Business Administration Paycheck Protection Program loans of $167,700, 224,309 and 347,400 as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

Paycheck Protection Program (“PPP”) … Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of two to five years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April, 2020 the Bank has funded $494.9 million of loans for over 2,000 small business customers.

At June 30, 2021, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $993.7 million and $687.4 million, respectively. The borrowing capacity on these loans was $716 million from FHLB and $429.2 million from the FRB.
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

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):
June 30, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(16)	-	-	(16)
Recoveries	-	-	-	59	11	5	45	13	-	-	133
Provision	1,211	474	(238)	(62)	(136)	(267)	(86)	(49)	(92)	495	1,250
Ending Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229
Second Quarter Allowance for Credit Losses:
Beginning Balance- March 31, 2021	$29,066	$9,048	$1,647	$967	$1,914	$4,247	$9,976	$296	$1,674	$1,340	$60,175
Charge-Offs	-	-	-	-	-	-	-	(8)	-	-	(8)
Recoveries	-	-	-	31	7	2	16	6	-	-	62
Provision	(176)	59	(242)	(41)	(22)	303	(72)	(13)	(35)	239	-
Ending Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229
Ending Balance Individually Evaluated for Impairment	-	-	-	97	7	-	11	44	-	-	159
Ending Balance Collectively Evaluated for Impairment	28,890	9,107	1,405	860	1,892	4,552	9,909	237	1,639	1,579	60,070
Loans & Leases:
Ending Balance	$1,020,077	$630,515	$170,933	$304,859	$32,026	$236,436	$361,432	$177,042	$99,876	$-	$3,033,196
Ending Balance Individually Evaluated for Impairment	93	-	-	1,929	140	6,177	224	182	-	-	8,745
Ending Balance Collectively Evaluated for Impairment	$1,019,984	$630,515	$170,933	$302,930	$31,886	$230,259	$361,208	$176,860	$99,876	$-	$3,024,451

December 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(1,101)	(66)	-	-	(1,174)
Recoveries	-	-	-	52	78	81	280	33	-	-	524
Provision	16,626	(6,495)	(306)	53	(722)	(3,343)	(684)	(90)	(1,431)	892	4,500
Ending Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Ending Balance Individually Evaluated for Impairment	-	-	-	117	8	92	20	52	-	-	289
Ending Balance Collectively Evaluated for Impairment	27,679	8,633	1,643	843	2,016	4,722	9,941	281	1,731	1,084	58,573
Loans & Leases:
Ending Balance	$958,980	$643,014	$185,741	$299,379	$34,239	$264,372	$374,816	$235,529	$103,522	$-	$3,099,592
Ending Balance Individually Evaluated for Impairment	104	5,629	-	2,365	158	495	233	254	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	$958,876	$637,385	$185,741	$297,014	$34,081	$263,877	$374,583	$235,275	$103,522	$-	$3,090,354

June 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(29)	-	-	(462)
Recoveries	-	-	-	46	34	30	80	18	-	-	208
Provision	10,370	(6,107)	(497)	870	(463)	(3,316)	(1,077)	(86)	(362)	968	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Second Quarter Allowance for Credit Losses:
Beginning Balance- March 31, 2020	$11,122	$14,469	$1,927	$1,037	$2,783	$6,959	$12,214	$382	$3,188	$743	$54,824
Charge-Offs	-	-	-	-	(7)	-	(182)	(8)	-	-	(197)
Recoveries	-	-	-	26	13	3	79	10	-	-	131
Provision	10,301	(5,448)	(475)	708	(550)	(2,172)	(2,068)	(25)	(388)	417	300
Ending Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Ending Balance Individually Evaluated for Impairment	6	-	-	121	8	79	-	25	-	-	239
Ending Balance Collectively Evaluated for Impairment	21,417	9,021	1,452	1,650	2,231	4,711	10,043	334	2,800	1,160	54,819
Loans & Leases:
Ending Balance	$855,762	$635,077	$166,548	$272,209	$37,966	$261,986	$369,817	$361,035	$104,112	$-	$3,064,512
Ending Balance Individually Evaluated for Impairment	1,663	5,629	-	2,411	168	473	10	195	-	-	10,549
Ending Balance Collectively Evaluated for Impairment	$854,099	$629,448	$166,548	$269,798	$37,798	$261,513	$369,807	$360,840	$104,112	$-	$3,053,963

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $361,000 at June 30, 2021, $876,000 at December 31, 2020 and $3.1 million at June 30, 2020, which are no longer disclosed or classified as TDRs since they were restructured at market terms.

The following tables show the loan & lease portfolio allocated by management’s internal risk ratings at the dates indicated (in thousands):

June 30, 2021	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$1,004,715	$5,990	$9,372	$1,020,077
Agricultural Real Estate	621,165	2,811	6,539	630,515
Real Estate Construction	170,933	-	-	170,933
Residential 1st Mortgages	304,089	-	770	304,859
Home Equity Lines & Loans	31,848	-	178	32,026
Agricultural	235,716	64	656	236,436
Commercial	352,598	8,143	691	361,432
Consumer & Other	176,745	-	297	177,042
Leases	99,876	-	-	99,876
Total	$2,997,685	$17,008	$18,503	$3,033,196

(1)	Includes “Watch” loans of $907.2 million.

December 31, 2020	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$946,621	$7,849	$4,510	$958,980
Agricultural Real Estate	631,043	400	11,571	643,014
Real Estate Construction	185,741	-	-	185,741
Residential 1st Mortgages	298,689	-	690	299,379
Home Equity Lines and Loans	34,058	-	181	34,239
Agricultural	263,781	96	495	264,372
Commercial	373,038	1,060	718	374,816
Consumer & Other	235,063	-	466	235,529
Leases	103,522	-	-	103,522
Total	$3,071,556	$9,405	$18,631	$3,099,592

(1)	Includes “Watch” loans of $958.2 million.

June 30, 2020	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$843,952	$7,300	$4,510	$855,762
Agricultural Real Estate	620,754	1,530	12,793	635,077
Real Estate Construction	166,548	-	-	166,548
Residential 1st Mortgages	271,507	-	702	272,209
Home Equity Lines & Loans	37,780	-	186	37,966
Agricultural	261,085	-	901	261,986
Commercial	366,204	2,309	1,304	369,817
Consumer & Other	360,352	-	683	361,035
Leases	104,112	-	-	104,112
Total	$3,032,294	$11,139	$21,079	$3,064,512

(1)	Includes “Watch” loans of $887.8 million.

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at June 30, 2021, December 31, 2020, and June 30, 2020, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due at the dates indicated (in thousands):

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$1,020,077	$1,020,077
Agricultural Real Estate	-	-	-	19	19	630,496	630,515
Real Estate Construction	-	-	-	-	-	170,933	170,933
Residential 1st Mortgages	-	-	-	-	-	304,859	304,859
Home Equity Lines & Loans	-	-	-	-	-	32,026	32,026
Agricultural	-	-	-	529	529	235,907	236,436
Commercial	-	-	-	-	-	361,432	361,432
Consumer & Other	38	-	-	-	38	177,004	177,042
Leases	-	-	-	-	-	99,876	99,876
Total	$38	$-	$-	$548	$586	$3,032,610	$3,033,196

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$958,980	$958,980
Agricultural Real Estate	-	-	-	495	495	642,519	643,014
Real Estate Construction	-	-	-	-	-	185,741	185,741
Residential 1st Mortgages	-	-	-	-	-	299,379	299,379
Home Equity Lines and Loans	-	-	-	-	-	34,239	34,239
Agricultural	-	-	-	-	-	264,372	264,372
Commercial	-	-	-	-	-	374,816	374,816
Consumer & Other	11	-	-	-	11	235,518	235,529
Leases	-	-	-	-	-	103,522	103,522
Total	$11	$-	$-	$495	$506	$3,099,086	$3,099,592

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$258	$-	$-	$258	$855,504	$855,762
Agricultural Real Estate	-	-	-	-	-	635,077	635,077
Real Estate Construction	-	-	-	-	-	166,548	166,548
Residential 1st Mortgages	-	-	-	-	-	272,209	272,209
Home Equity Lines & Loans	-	-	-	-	-	37,966	37,966
Agricultural	-	-	-	473	473	261,513	261,986
Commercial	-	-	-	-	-	369,817	369,817
Consumer & Other	97	-	-	-	97	360,938	361,035
Leases	-	-	-	-	-	104,112	104,112
Total	$97	$258	$-	$473	$828	$3,063,684	$3,064,512

Non-accrual loans & leases were $548,000 at June 30, 2021, $495,000 at December 31, 2020 and $473,000 at June 30, 2020. Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $25,200, $22,000, and $8,100 at June 30, 2021, December 31, 2020 and June 30, 2020 respectively.

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):
				Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$80	$80	$-	$40	$5	$41	$5
Agricultural Real Estate	5,629	5,629	-	5,629	236	5,629	385
Agricultural	492	534	-	493	34	370	34
Commercial	9	9	-	5	-	2	-
	$6,210	$6,252	$-	$6,167	$275	$6,042	$424
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$42	$-	$42	$3
Residential 1st Mortgages	1,666	1,891	83	1,665	36	1,665	56
Home Equity Lines & Loans	61	73	3	63	2	63	3
Agricultural	-	-	-	123	-	123	-
Commercial	215	215	11	226	8	226	12
Consumer & Other	183	183	44	186	6	186	10
	$2,125	$2,362	$141	$2,305	$52	$2,305	$84
Total	$8,335	$8,614	$141	$8,472	$327	$8,347	$508

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$764	$35
Agricultural Real Estate	5,629	5,629	-	5,629	352
Agricultural	3	3	-	2	-
Commercial	-	-	-	377	16
	$5,716	$5,716	$-	$6,772	$403
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$21	$1
Agricultural Real Estate	-	-	-	137	-
Residential 1st Mortgages	1,671	1,895	84	1,652	76
Home Equity Lines and Loans	64	75	3	66	4
Agricultural	492	534	92	410	59
Commercial	234	234	13	123	18
Consumer & Other	190	191	56	194	13
	$2,651	$2,929	$248	$2,603	$171
Total	$8,367	$8,645	$248	$9,375	$574

				Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$-	$-	$-	$1,444	$2	$1,466	$31
Agricultural Real Estate	5,629	5,629	-	5,629	87	5,636	176
Commercial	-	-	-	754	1	754	16
	$5,629	$5,629	$-	$7,827	$90	$7,856	$223
With an allowance recorded:
Commercial Real Estate	$84	$84	$6	$42	$1	$727	$1
Agricultural Real Estate	-	-	-	275	-	275	-
Residential 1st Mortgages	1,702	1,921	85	1,626	21	1,591	40
Home Equity Lines & Loans	67	77	3	67	1	68	2
Agricultural	473	487	79	329	43	257	45
Commercial	10	10	-	11	2	390	2
Consumer & Other	195	196	25	196	3	197	7
	$2,531	$2,775	$198	$2,546	$71	$3,505	$97
Total	$8,160	$8,404	$198	$10,373	$161	$11,361	$320

Total recorded investment shown in the prior table will not equal the total ending balance of loans & leases individually evaluated for impairment on the allocation of allowance table. This is because this table does not include impaired loans that were previously modified in a troubled debt restructuring, are currently performing and are no longer disclosed or classified as TDR’s since they were restructured at market terms.
Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. As of June 30, 2021, $176,400 of these loans remain in a deferral status, the other loans having returned to making principal and/or interest payments. We believe that these actions will assist these borrowers in getting through these difficult times, but no guaranties can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a more than insignificant concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and H.R. 133, and the impact of COVID-19 on the Company.

At June 30, 2021, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.
At June 30, 2021, the Company allocated $141,000 of specific reserves to $8.3 million of troubled debt restructured loans & leases, of which $7.8 million were performing. The Company has no commitments at June 30, 2021 to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and six-month period ended June 30, 2021, there were no loans or leases modified as a troubled debt restructuring.

During the three and six months ended June 30, 2021, the year ended December 31, 2020, and the three and six-month periods ended June 30, 2020 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

During the six-month period ended June 30, 2020, there were five loans modified as a troubled debt restructuring. The modifications involved a reduction of the stated interest rate of the loan for five years and extended the maturity date for ten years.
The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and six-month periods ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	$156	$156	2	$156	$156
Agricultural	3	495	495	3	495	495
Total	5	$651	$651	5	$651	$651

During the three and six-months ended June 30, 2020, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

		Fair Value Measurements At June 30, 2021, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$10,187	$10,187	$-	$-
U.S. Government Agency SBA	7,347	-	7,348	-
Mortgage-Backed Securities	287,617	-	287,617	-
Other	46,510	46,200	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$351,661	$56,387	$295,275	$-

		Fair Value Measurements At December 31, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$15,288	$15,288	$-	$-
U.S. Government Agency SBA	8,160	-	8,160	-
Mortgage-Backed Securities	737,873	-	737,873	-
Corporate Securities	45,919	-	45,919	-
Other	492	182	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$807,732	$15,470	$792,262	$-

		Fair Value Measurements At June 30, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$65,384	$65,384	$-	$-
U.S. Government Agency SBA	9,288	-	9,288	-
Mortgage-Backed Securities	469,225	-	469,225	-
Corporate Securities	10,203	-	10,203	-
Other	15,307	14,997	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$569,407	$80,381	$489,026	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the three and six months ended June 30, 2021 and 2020, there were no  transfers in or out of Level 1, 2, or 3.

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

		Fair Value Measurements At June 30, 2021, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,576	$-	$-	$1,576
Home Equity Lines and Loans	58	-	-	58
Commercial	204	-	-	204
Consumer	139	-	-	139
Total Impaired Loans	1,977	-	-	1,977
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,850	$-	$-	$2,850

		Fair Value Measurements At December 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,584	$-	$-	$1,584
Home Equity Lines and Loans	61	-	-	61
Agricultural	400	-	-	400
Commercial	213	-	-	213
Consumer	138	-	-	138
Total Impaired Loans	2,396	-	-	2,396
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,269	$-	$-	$3,269

		Fair Value Measurements At June 30, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,613	$-	$-	$1,613
Home Equity Lines and Loans	63	-	-	63
Agricultural	259	-	-	259
Consumer	135	-	-	135
Total Impaired Loans	2,070	-	-	2,070
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,943	$-	$-	$2,943

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

June 30, 2021
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,576	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.69% - 4.06%, 2.57%
Home Equity Lines and Loans	$58	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.3%, 1.23%
Commercial	$204	Income Approach	Capitalization Rate	10%, 10%
Consumer	$139	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,584	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.72% - 4.13%, 2.57%
Home Equity Lines and Loans	$61	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.25%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$213	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

June 30, 2020
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,613	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.8% - 4.2%, 2.6%
Home Equity Lines and Loans	$63	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.22% - 1.42%, 1.3%
Agricultural	$259	Income Approach	Capitalization Rate	10%, 10%
Consumer	$135	Income Approach	Capitalization Rate	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

8. Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. The fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses consistent with ASC 820. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, risk premium, credit, and non-performance risk of the loans. Loans are considered a Level 3 classification.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
June 30, 2021 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$834,710	$834,710	$-	$-	$834,710

Investment Securities Available-for-Sale	351,661	56,387	295,274	-	351,661

Investment Securities Held-to-Maturity	496,470	-	445,236	44,949	490,185

Loans & Leases, Net	2,972,967	-	-	2,984,866	2,984,866
Accrued Interest Receivable	16,367	-	16,367	-	16,367

Liabilities:
Deposits	4,412,064	4,010,525	-	402,009	4,412,534
Subordinated Debentures	10,310	-	6,831	-	6,831
Accrued Interest Payable	592	-	592	-	592

		Fair Value of Financial Instruments Using
December 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$383,837	$383,837	$-	$-	$383,837

Investment Securities Available-for-Sale	807,732	15,470	792,262	-	807,732

Investment Securities Held-to-Maturity	68,933	-	26,262	43,787	70,049

Loans & Leases, Net	3,040,730	-	-	3,045,911	3,045,911
Accrued Interest Receivable	20,333	-	20,333	-	20,333

Liabilities:
Deposits	4,060,267	3,638,400	-	422,840	4,061,240
Subordinated Debentures	10,310	-	6,888	-	6,888
Accrued Interest Payable	1,383	-	1,383	-	1,383

		Fair Value of Financial Instruments Using
June 30, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$371,439	$371,439	$-	$-	$371,439

Investment Securities Available-for-Sale	569,407	80,691	488,716	-	569,407

Investment Securities Held-to-Maturity	69,036	-	28,893	41,301	70,194

Loans & Leases, Net	3,009,454	-	-	3,001,079	3,001,079
Accrued Interest Receivable	18,083	-	18,083	-	18,083

Liabilities:
Deposits	3,782,033	3,250,311	-	533,650	3,783,961
Subordinated Debentures	10,310	-	6,936	-	6,936
Accrued Interest Payable	2,183	-	2,183	-	2,183

9. Dividends and Basic and Diluted Earnings Per Common Share

Farmers & Merchants Bancorp common stock is not traded on any exchange. The shares are primarily held by local residents and are not actively traded. However, trades are reported on the OTCQX under the symbol “FMCB”.

On May 13, 2021, the Board of Directors declared a mid-year cash dividend of $7.50 per share, a 3.4% increase over the $7.25 per share paid on July 1, 2020. The cash dividend was paid on July 1, 2021, to shareholders of record on June 11, 2021.

Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has no securities or other contracts, such as stock options, that could require the issuance of additional common stock. Accordingly, diluted earnings per share are equal to basic earnings per share.

The following table calculates the basic earnings per common share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(net income in thousands)	2021	2020	2021	2020
Net Income	$16,153	$14,309	$32,866	$28,431
Weighted Average Number of Common Shares Outstanding	789,646	793,556	789,646	793,530
Basic and Diluted Earnings Per Common Share	$20.45	$18.03	$41.62	$35.83

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

Our leases relate primarily to office space and bank branches with remaining lease terms of generally one to ten years. Certain lease arrangements contain extension options which typically range from five to ten years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances.

As of June 30, 2021, operating lease ROU assets and liabilities were $4.04 million and $4.13 million, respectively. Operating lease expenses total $379,000 for the six month period ended June 30, 2021. As of December 31, 2020, operating lease ROU assets and liabilities were $4.80 million and $4.92 million, respectively. Operating leases total $833,000 for year ended December 31, 2020. As of June 30, 2020, operating lease ROU assets and liabilities were $4.64 million and $4.71 million, respectively. Operating leases expenses totaled $416,000 for the six month period ended June 30, 2020. In the first quarter of 2021, early termination of one lease resulting in reduction in ROU assets and liabilities of $482,000 and $494,000, respectively.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$363	$795	$395
Weighted-Average Remaining Lease Term - Operating Leases, in Years	7.13	7.33	7.48
Weighted-Average Discount Rate - Operating Leases	2.8%	2.9%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	June 30, 2021
2021	$323
2022	644
2023	653
2024	667
2025	677
2026 and thereafter	1,564
Total Lease Payments	4,528
Less: Interest	(398)
Present Value of Lease Liabilities	$4,130

As of June 30, 2021, we have one operating lease for office space that will expire in July and we signed a new modification to renew the lease for five more years in June.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $99.9 million at June 30, 2021, $103.5 million at December 31, 2020 and $104.1 million at June 30, 2020.

11. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. We adopted this ASU prospectively on January 1, 2021 which did not have a material impact on our financial condition or results of operations.

Accounting Guidance Pending Adoption at June 30, 2021
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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. We have not elected to apply amendments at this time, however, will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and six months ended June 30, 2021. This analysis should be read in conjunction with our 2020 Annual Report to Shareholders on Form 10-K, and with the unaudited consolidated financial statements and notes as set forth in this report.

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

COVID-19 (Coronavirus) Disclosure

While tremendous strides have been made in fighting the COVID-19 virus, particularly with the development of a vaccine, the lingering effects of COVID-19 are still with us, and it is impossible to predict the future impact that this will have on our communities and customers.

Designated as an “essential business”, Farmers & Merchants Bank of Central California has kept all branches open and maintained regular business hours during this difficult time. Our staffing levels have remained stable during the COVID-19 crisis.

Impact on the Banking Industry
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months (H.R. 133 reduced the number of employees to 300 for “second draw” PPP loans). These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of two to five years, and under certain conditions the SBA can forgive them after eight or twenty-four weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April 2020 we have funded $494.9 million of loans for over 2,000 of our small business customers. As of June 30, 2021, $167.7 million of these loans remain outstanding Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. The Company has collected $17.9 million in fees from the SBA and as of June 30, 2021, $11.7 million of these fees have been accreted into income, since inception. Since these loans are currently in the process of being forgiven by the SBA, the income statement impact to the Company in the second half of 2021 could be significant.

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
As of June 30, 2021 only $176,400 of these loans have not yet returned to some form of payment status, whether interest-only or full principal and interest.

•
Foreclosure Actions … The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California has gone further and temporarily suspended all residential and commercial foreclosures through Septemebr 30, 2021. The Company is working with its borrowers when they make requests to defer payments on their mortgage loans.

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

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California
Although as vaccination rates increase the impact of COVID-19 appears to be diminishing, the Company remains exposed to the following COVID-19 risks and uncertainties:

•	We may not be able to maintain staff levels in order to operate key activities of our business.
•
Our earnings may be affected by borrowers that cannot make payments on their loans. We have credit exposure to industries that have been impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 (e.g., hotels, movie theaters, health clubs and restaurants); or (2) possible reinstatements of “shelter-in-place” orders by local, state and federal officials (e.g., small businesses determined to be “non-essential”).

•	Our liquidity position may be affected as a result of significant and unusual deposit outflows or loan drawdowns.

However, from a financial perspective, as reflected by the following June 30, 2021 measures, the Company entered this period with strong fundamentals which should assist us in responding to the risks of COVID-19:

•	Liquidity consisting of $754 million of Fed Funds Sold and $848 million of Investment Securities;
•	Strong Asset Quality as reflected by only $548,000 of non-performing loans, and a negligible delinquency ratio of .019% of total loans;
•	Risk Based Capital Ratio of 13.25%;
•	Allowance for Credit Losses of $60.2 million or 1.99% of total loans and leases (2.10% exclusive of government fully guaranteed loans issued under the SBA’s PPP); and
•	ROAA of 1.34% and ROAE of 14.91% in second quarter 2021.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $119.6 million in loans and leases outstanding at June 30, 2021 (a decrease of $27.1 million since March 31, 2021). This represents 3.9% of total loans and leases outstanding and 27.3% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries there has been a general economic slowdown as a result of COVID-19. The Central Valley of California may be in a better position than other areas to continue to weather this impact because agricultural activity has substantially continued. Although the financial position of these borrowers has improved over the past three months as the economy has opened up, we continue to monitor the impact on our borrowers, and continue to work closely with them using all of the tools at our disposal to help them move through this period of reduced business activity.

Although our 2021 financial performance could still be negatively impacted by sustained low interest rates and the potential for increased borrower stress, the full extent of this impact cannot be determined at this time. Additionally, these negative impacts may be somewhat mitigated by the fees paid by the SBA under the PPP. We believe that we are well positioned to continue moving through this difficult period with sustained profitability.

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

For the three and six months ended June 30, 2021, Farmers & Merchants Bancorp reported net income of $16,153,000 and $32,866,000, earnings per share of $20.45 and $41.62 and return on average assets of 1.34% and 1.39%, respectively. Return on average shareholders’ equity was 14.91% and 15.23% for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2020, Farmers & Merchants Bancorp reported net income of $14,309,000 and $28,431,000, earnings per share of $18.03 and $35.83 and return on average assets of 1.41% and 1.47%, respectively. Return on average shareholders’ equity was 14.35% and 14.62% for the three and six months ended June 30, 2020.

The following is a summary of the financial results for the six-month period ended June 30, 2021 compared to June 30, 2020:

•	Net income increased 15.6% to $32,866,000 from $28,431,000.
•	Earnings per share increased 16.2% to $41.62 from $35.83.
•	Total assets increased 15.7% to $4.92 billion from $4.26 billion.
•	Loans & leases (exclusive of SBA PPP loans) increased 5.5% from $2.72 billion to $2.87 billion.
•	Total deposits increased 16.7% to $4.41 billion from $3.78 billion.

The primary reasons for the Company’s $4.4 million or 15.6% increase in net income in the first half of 2021 as compared to the same period of 2020 were:

•	A $9.1 million increase in net interest income related to the growth in earning assets.
•	A $2.5 million increase in gain on investment securities sold.
•	An $876,000 increase in other non-interest income.
•	An $806,000 increase in Debit Card and ATM fees.

These positive impacts were partially offset by:

•	A $4.3 million increase in salaries and employee benefits.
•	A $950,000 increase in the provision for credit losses.
•	A $659,000 combined increase in marketing and legal expense.
•	A $578,000 increase in FDIC insurance expense.
•	A $573,000 increase in other non-interest expense.
•	An increase in the tax provision from 24.0% to 24.6%.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company's average balance sheets and volume and rate analysis for the three and six month periods ended June 30, 2021 and 2020.

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

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$590,936	$164	0.11%	$254,764	$65	0.10%
Investment Securities:
U.S. Treasury Notes	11,487	68	2.37%	15,887	86	2.17%
U.S. Government Agency SBA	7,728	13	0.67%	9,734	19	0.78%
Municipals - Taxable	15,817	151	3.82%	14,583	117	3.21%
Obligations of States and Political Subdivisions - Non-Taxable (1)	53,813	525	3.90%	48,836	524	4.29%
Mortgage-Backed Securities	758,116	3,152	1.66%	469,290	2,947	2.51%
Other	45,973	310	2.70%	4,802	6	0.50%
Total Investment Securities	892,934	4,219	1.89%	563,132	3,699	2.63%

Loans & Leases (2)
Real Estate	2,123,513	25,268	4.77%	1,880,773	23,189	4.96%
Home Equity Lines & Loans	32,333	361	4.48%	39,851	464	4.68%
Agricultural	227,206	2,557	4.51%	264,455	3,384	5.15%
Commercial	357,098	4,345	4.88%	380,175	4,560	4.82%
Consumer	9,314	690	29.71%	13,377	208	6.25%
Other (3)	214,563	2,015	3.77%	278,574	1,102	1.59%
Leases	101,848	1,428	5.62%	106,184	1,404	5.32%
Total Loans & Leases	3,065,875	36,664	4.80%	2,963,389	34,311	4.66%
Total Earning Assets	4,549,745	$41,047	3.62%	3,781,285	$38,075	4.05%

Unrealized Gain on Securities Available-for-Sale	331			20,476
Allowance for Credit Losses	(60,204)			(54,760)
Cash and Due From Banks	69,063			63,214
All Other Assets	261,530			235,104
Total Assets	$4,820,465			$4,045,319

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$993,084	282	0.11%	$754,964	411	0.22%
Savings and Money Market	1,332,799	372	0.11%	1,082,450	725	0.27%
Time Deposits	408,242	380	0.37%	519,725	1,322	1.02%
Total Interest Bearing Deposits	2,734,125	1,034	0.15%	2,357,139	2,458	0.42%
Subordinated Debentures	10,310	79	3.07%	10,310	94	3.67%
Total Interest Bearing Liabilities	2,744,435	$1,113	0.16%	2,367,449	$2,552	0.43%
Interest Rate Spread (4)			3.46%			3.62%
Demand Deposits (Non-Interest Bearing)	1,573,743			1,216,353
All Other Liabilities	69,049			62,601
Total Liabilities	4,387,227			3,646,403

Shareholders' Equity	433,238			398,916
Total Liabilities & Shareholders' Equity	$4,820,465			$4,045,319
Net Interest Income and Margin on Total Earning Assets (5)		39,934	3.52%		35,523	3.78%
Tax Equivalent Adjustment		(109)			(108)
Net Interest Income		$39,825	3.51%		$35,415	3.77%
(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Includes Cares Act Small Business Administration Paycheck Protection Progam loans.
(4) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)
	Six Months Ended June 30,			Six Months Ended June 30,
	2021			2020
Assets	Balance	Interest	Annualized Yield/Rate	Balance	Interest	Annualized Yield/Rate
Interest Bearing Deposits With Banks	$501,105	$267	0.11%	$271,896	$1,012	0.75%
Investment Securities:
U.S. Treasury Notes	13,168	153	2.34%	16,093	178	2.25%
U.S. Government Agency SBA	7,914	27	0.68%	10,120	70	1.38%
Municipals - Taxable	15,953	304	3.81%	8,798	203	4.56%
Obligations of States and Political Subdivisions - Non-Taxable (1)	54,442	1,059	3.89%	52,618	1,065	4.05%
Mortgage Backed Securities	753,769	6,459	1.71%	453,016	5,865	2.59%
Other	45,697	555	2.43%	3,301	11	0.67%
Total Investment Securities	890,943	8,557	1.92%	543,946	7,392	2.72%

Loans & Leases (2)
Real Estate	2,111,656	49,687	4.74%	1,851,366	46,838	5.09%
Home Equity Line & Loans	32,572	723	4.48%	39,843	1,024	5.17%
Agricultural	226,706	5,121	4.56%	264,943	6,815	5.17%
Commercial	361,465	8,456	4.72%	386,052	9,433	4.91%
Consumer	9,829	885	18.16%	13,817	429	6.24%
Other (3)	218,507	6,107	5.64%	139,672	1,106	1.59%
Leases	102,205	2,772	5.47%	105,681	2,826	5.38%
Total Loans & Leases	3,062,940	73,751	4.86%	2,801,374	68,471	4.92%
Total Earning Assets	4,454,988	$82,575	3.74%	3,617,216	$76,875	4.27%

Unrealized (Loss) Gain on Securities Available-for-Sale	7,077			13,635
Allowance for Credit Losses	(59,820)			(54,891)
Cash and Due From Banks	66,655			61,565
All Other Assets	250,789			236,288
Total Assets	$4,719,689			$3,873,813

Liabilities & Shareholders' Equity
Interest Bearing Deposits
Interest Bearing DDA	$968,496	$576	0.12%	$729,515	$959	0.26%
Savings and Money Market	1,312,122	790	0.12%	1,048,924	1,686	0.32%
Time Deposits	413,550	905	0.44%	521,136	2,957	1.14%
Total Interest Bearing Deposits	2,694,168	2,271	0.17%	2,299,575	5,602	0.49%
Federal Home Loan Bank Advances	2	-	0.00%	2	-	0.00%
Subordinated Debentures	10,310	158	3.09%	10,310	213	4.15%
Total Interest Bearing Liabilities	2,704,480	$2,429	0.18%	2,309,887	$5,815	0.51%
Interest Rate Spread (4)			3.56%			3.77%
Demand Deposits (Non-Interest Bearing)	1,522,029			1,113,825
All Other Liabilities	61,662			61,050
Total Liabilities	4,288,171			3,484,762

Shareholders' Equity	431,518			389,051
Total Liabilities & Shareholders' Equity	$4,719,689			$3,873,813
Net Interest Income and Margin on Total Earning Assets (5)		80,146	3.63%		71,060	3.99%
Tax Equivalent Adjustment		(220)			(219)
Net Interest Income		$79,926	3.62%		$70,841	3.98%
(1) Yields and interest income are calculated on an fully taxable equivalent basis using the current statutory federal tax rate.
(2) Average balances on loans & leases outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans & leases, representing an adjustment to the yield.
(3) Includes CARES Act Small Business Administration Paycheck Protection Progam loans.
(4) Interest rate spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)	Three Months Ended			Six Months Ended
	June 30, 2021 compared to June 30, 2020			June 30, 2021 compared to June 30, 2020
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits With Banks	$93	$5	$98	$495	$(1,240)	$(745)
Investment Securities
U.S. Treasuries	(25)	7	(18)	(33)	7	(26)
US Government Agency SBA	(3)	(3)	(6)	(13)	(30)	(43)
Municipals - Taxable	11	23	34	153	(52)	101
Obligations of States and Political Subdivisions - Non-Taxable	50	(49)	1	37	(43)	(6)
Mortgage-Backed Securities	1,418	(1,212)	206	3,021	(2,427)	594
Other	202	103	305	451	93	544
Total Investment Securities	1,653	(1,131)	522	3,616	(2,452)	1,164

Loans & Leases
Real Estate	2,966	(887)	2,079	6,215	(3,366)	2,849
Home Equity Line & Loans	(84)	(19)	(103)	(173)	(128)	(301)
Agricultural	(442)	(385)	(827)	(927)	(767)	(1,694)
Commercial	(270)	55	(215)	(600)	(377)	(977)
Consumer	(81)	564	483	(157)	612	455
Other (1)	(305)	1,217	912	910	4,091	5,001
Leases	(57)	81	24	(100)	46	(54)
Total Loans & Leases	1,727	626	2,353	5,168	111	5,279
Total Earning Assets	3,473	(500)	2,973	9,279	(3,581)	5,698

Interest Bearing Liabilities
Interest Bearing Deposits
Transaction	106	(235)	(129)	251	(634)	(383)
Savings and Money Market	142	(495)	(353)	350	(1,247)	(897)
Time Deposits	(238)	(704)	(942)	(517)	(1,535)	(2,052)
Total Interest Bearing Deposits	10	(1,434)	(1,424)	84	(3,416)	(3,332)
Subordinated Debentures	-	(15)	(15)	-	(55)	(55)
Total Interest Bearing Liabilities	10	(1,449)	(1,439)	84	(3,471)	(3,387)
Total Change on a Tax Equivalent Basis	$3,463	$949	$4,412	$9,195	$(110)	$9,085
(1) Includes CARES Act Small Business Administration Paycheck Protection Progam loans.
Note:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total "net change."  The above figures have been rounded to the nearest whole number.

Second Quarter 2021 vs. Second Quarter 2020
Net interest income for the second quarter of 2021 increased 12.45% or $4.4 million to $39.8 million. On a fully taxable equivalent basis, net interest income increased 12.42% and totaled $39.9 million for the second quarter of 2021. As more fully discussed below, the increase in net interest income was primarily due to a $768.5 million increase in average earning assets offset by a 26 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended June 30, 2021, the Company’s net interest margin was 3.52% compared to 3.78% for the quarter ended June 30, 2020. This decrease in net interest margin was due primarily to a 43 basis point decrease in yield on earning assets offset somewhat by a 27 basis point decrease in the cost of interest-bearing liabilities.

Average loans & leases totaled $3.1 billion for the quarter ended June 30, 2021; an increase of $102.5 million compared to the average balance for the quarter ended June 30, 2020. Loans & leases decreased from 78.4% of average earning assets at June 30, 2020 to 67.4% at June 30, 2021. The annualized yield on the Company’s loan & lease portfolio increased to 4.80% for the quarter ended June 30, 2021, compared to 4.66% for the quarter ended June 30, 2020. This increase in the current quarter as compared to the same quarter last year was due to PPP loans earning at a rate of 3.77% as compared to 1.59% in the second quarter of 2020, which offset the decline in rates across other loan types due to an overall drop in market interest rates. This increase in yield on PPP loans was due to the SBA’s forgiveness of a significant volume of these loans during the second quarter of 2021, which resulted in a large amount of deferred loan fees being accreted into income during the quarter.

This higher yield, when combined with the impact of increased average loan & lease balances, resulted in interest revenue from loans & leases to increase by 6.86% to $36.7 million. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by U.S. government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than seven years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities totaled $892.9 million for the quarter ended June 30, 2021; an increase of $329.8 million compared to the average balance for the quarter ended June 30, 2020. The average investment portfolio yield, on a tax equivalent (TE) basis, was 1.89% for the quarter ended June 30, 2021, compared to 2.63% for the quarter ended June 30, 2020. This overall decrease in yield was caused primarily by a drop in market interest rates. As a result of the combined impact of these, balance and yield changes, tax equivalent interest income on securities increased $520,000 to $4.2 million for the quarter ended June 30, 2021, compared to $3.7 million for the quarter ended June 30, 2020. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2021. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was 0.11% during the second quarter of 2021 compared to 0.10% during the second quarter of 2020. Average interest-bearing deposits with banks for the quarter ended June 30, 2021, was $590.9 million, an increase of $336.2 million compared to the average balance for the quarter ended June 30, 2020. Interest income on interest-bearing deposits with banks for the quarter ended June 30, 2021, increased $99,000 to $164,000 compared to the quarter ended June 30, 2020.

Average interest-bearing liabilities increased $377.0 million or 16.0% during the second quarter of 2021. Of that increase: (1) interest-bearing transaction deposits increased $238.1 million; (2) savings and money market deposits increased $250.4 million; (3) time deposits decreased $111.5 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). A significant portion of this deposit growth was a result of funds from the SBA PPP being deposited into borrower accounts until those funds will be used for operating expenses.

Total interest expense on interest-bearing deposits was $1.0 million for the second quarter of 2021 as compared to $2.5 million for the second quarter of 2020. The average rate paid on interest-bearing deposits was 0.15% for the second quarter of 2021 compared to 0.42% for the second quarter of 2020 due to the significant drop in market interest rates.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
During the first six months of 2021, net interest income increased 12.82% to $79.9 million, compared to $70.8 million at June 30, 2020. On a fully taxable equivalent basis, net interest income increased 12.79% and totaled $80.1 million at June 30, 2021, compared to $71.1 million at June 30, 2020.  As more fully discussed below, the increase in net interest income was primarily due to a $837.8 million increase in average earning assets offset by a 36 basis point decrease in the net interest margin.

For the six months ended June 30, 2021, the Company’s net interest margin was 3.63% compared to 3.99% for the same period in 2020. This decrease in net interest margin was due primarily to a decrease of 0.53% in the yield received on earning assets offset somewhat by a 33 basis point decrease in the cost of interest-bearing liabilities.

The average balance of loans & leases increased by $261.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The yield on the loan & lease portfolio decreased 6 basis points to 4.86% for the six months ended June 30, 2021 compared to 4.92% for the six months ended June 30, 2020. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing 7.71% or $5.3 million for the first six months of 2021.

Average investment securities were $890.9 million for the six months ended June 30, 2021 compared to $543.9 million for the same period in 2020. The average investment portfolio yield, on a tax equivalent basis, for the six months ended June 30, 2021 was 1.92% compared to 2.72% for the six months ended June 30, 2020. This overall decrease in yield was caused primarily by a drop in market interest rates. As a result of the combined impact of these, balance and yield changes, tax equivalent interest income on securities increased $1.2 million to $8.6 million for six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2021. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .11% for the first six months of 2021 compared to .75% for the first six months of  2020. Average interest-bearing deposits with banks for the six months ended June 30, 2021, was $501.1 million, an increase of $229.2 million compared to the average balance for the six-months ended June 30, 2020. Interest income on interest-bearing deposits with banks for the six months ended June 30, 2021, decreased $745,000 to $267,000 compared to the six months ended June 30, 2020.

Average interest-bearing liabilities increased $394.6 million or 17.1% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Of that increase: (1) interest-bearing transaction deposits increased $239.0 million; (2) savings and money market deposits increased $263.2 million; (3) time deposits decreased $107.6 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest-bearing deposits was $2.3 million for the first six months of 2021 as compared to $5.6 million for the first six months of 2020. The average rate paid on interest-bearing deposits was 0.17% in the first six months of 2021 and 0.49% in the first six months of 2020, due to the significant drop in market interest rates.

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

A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) under ASC 310-40, if the Company for economic or legal reasons related to the borrower's financial difficulties grants a more than insignificant concession to the borrower that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on non-accrual status at the time they become TDR, remain on non-accrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

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

The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow have alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this winter’s dry weather, the availability of water in our primary service area should not be an issue for the 2021 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $1.25 million provision for credit losses during the first half of 2021 compared to $300,000 during the first half of 2020. Net recoveries during the first half of 2021 were $117,000 compared to net charge-offs of $254,000 in the first half of 2020. See “Overview – Looking Forward: 2021 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2020 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of June 30, 2021, and June 30, 2020 were adequate.

The following table contains the allowance for credit losses for the three and six-month periods ended June 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$60,175	$54,824	$58,862	$55,012
Charge-Offs	(8)	(197)	(16)	(462)
Recoveries	62	131	133	208
Provision	-	300	1,250	300
Balance at End of Period	$60,229	$55,058	$60,229	$55,058

The table below breaks out current quarter activity by portfolio segment (in thousands):

June 30, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- Decmber 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(16)	-	-	(16)
Recoveries	-	-	-	59	11	5	45	13	-	-	133
Provision	1,211	474	(238)	(62)	(136)	(267)	(86)	(49)	(92)	495	1,250
Ending Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229
Second Quarter Allowance for Credit Losses:
Beginning Balance- March 31, 2020	$29,066	$9,048	$1,647	$967	$1,914	$4,247	$9,976	$296	$1,674	$1,340	$60,175
Charge-Offs	-	-	-	-	-	-	-	(8)	-	-	(8)
Recoveries	-	-	-	31	7	2	16	6	-	-	62
Provision	(176)	59	(242)	(41)	(22)	303	(72)	(13)	(35)	239	-
Ending Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229

The Allowance for Credit Losses at June 30, 2021 increased $5.2 million from June 30, 2020 and increased $1.4 million from December 31, 2020. The Company believes that an allowance of 1.99% of gross loans (2.10% when government guaranteed SBA PPP loans are excluded) provides sufficiently for our exposure at the current time.

Changes to the reserve during the first six months of 2021 are due to changes in the underlying credit quality of the loan and lease portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) have remained relatively stable; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these companies and consumers were, and may continue to be, impacted by “non-essential” designations and “shelter-in-place” orders) have been increased; and (3) the “Unallocated” reserve has been increased. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

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

Second Quarter 2021 vs. Second Quarter 2020
Non-interest income increased $12.9 million for the three months ended June 30, 2021, compared to the same period of 2020. This increase was primarily due to: (1) an $11.2 million increase in  the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $714,000 increase in gain on the sale of investment securities; (3) a $504,000 increase in debit card/ATM fees; and (4) a $305,000 increase in service charges collected on deposit accounts resulting from the Bank complying with the Governor of California’s request in 2020 that banks not charge overdraft and other fees during the early stages of the COVID-19 crisis.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Non‑interest income increased $19.7 million for the six months ended June 30, 2021 compared to the same period of 2020. This increase was primarily due to: (1) a $15.4 million increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $2.5 million increase in gain on the sale of investment securities; (3) a $806,000 increase in  debit card/ATM fees; and (4) a $717,000 increase in gain on sale of leases.

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

Second Quarter 2021 vs. Second Quarter 2020
Overall, non-interest expense increased $15.1 million or 76.2% for the three months ended June 30, 2021, compared to the same period in 2020. This decrease was primarily comprised of: (1) a $11.2 million increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (2) a $2.4 million increase in salaries and employee benefits; and (3) a $393,000 increase in marketing expense.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Non-interest expense increased $21.6 million for the six months ended June 30, 2021, compared to the same period of 2020. This increase was primarily comprised of: (1) a $15.4 million increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income); (2) increased salaries and employee benefits of $4.3 million; and (3) a $578,000 increase in FDIC insurance.

Income Taxes
The Bank’s provision for income taxes increased 19.68% to $10.7 million for the first six months of 2021 compared to the first six months of 2020. The Company’s effective tax rate for the first six months of 2021 was 24.63% compared to 24.0% for the same period in 2020. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at June 30, 2021, as compared to December 31, 2020 and to June 30, 2020. As previously discussed (see “Overview”) the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

Investment Securities and Federal Funds Sold
The investment portfolio provides the Company with an income alternative to loans & leases. The debt securities in the Company’s investment portfolio have historically been comprised primarily of: (1) mortgage-backed securities issued by U.S. government-sponsored entities; (2) debt securities issued by U.S. Treasury, government agencies and U.S. government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times, the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than seven years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity without subjecting the Company to the interest rate risk associated with mortgage-backed securities.

The Company’s investment portfolio at June 30, 2021 was $848.1 million compared to $638.4 million at June 30, 2020, an increase of $209.7 million or 32.8%. At December 31, 2020, the investment portfolio totaled $876.7 million.

The Company's total investment portfolio currently represents 17.2% of the Company’s total assets as compared to 19.3% at December 31, 2020, and 15.0% at June 30, 2020.

As of June 30, 2021, the Company held $68.5 million of municipal investments, all classified as HTM. Of this balance, $22.8 million were bank-qualified municipal bonds, and $45.7 million were private placement municipal bonds, warrants, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of June 30, 2021, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest-bearing deposits with banks and overnight investments in Federal Funds Sold. Interest-bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $754.1 million at June 30, 2021, $317.5 million at December 31, 2020 and $303.9 million at June 30, 2020.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. During the first quarter of 2021, $316.9 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value. See “Note 3 – Investment Securities” for additional details regarding the transfer of investment securities. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of June 30, 2021, December 31, 2020 and June 30, 2020, there were no securities in the trading portfolio. Securities classified as AFS include securities which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company's loan & lease portfolio at June 30, 2021 totaled $3.0 billion, a decrease of $31.3 million or 1.0% over June 30, 2020. Exclusive of SBA PPP loans, the loan portfolio grew $148.4 million, or 5.5%, over June 30, 2020.  This increase in the non-PPP loan portfolio occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue. Loans & leases at June 30, 2021 decreased $66.4 million from $3.1 billion at December 31, 2020.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

	June 30, 2021			December 31, 2020			June 30, 2020
(in thousands)		$	%		$	%		$	%
Commercial Real Estate	$1,033,747		33.9%	$971,326		31.2%	$873,922		28.4%
Agricultural Real Estate	630,515		20.7%	643,014		20.7%	635,077		20.6%
Real Estate Construction	170,933		5.6%	185,741		6.0%	166,548		5.4%
Residential 1st Mortgages	304,859		10.0%	299,379		9.6%	272,209		8.8%
Home Equity Lines and Loans	32,026		1.1%	34,239		1.1%	37,966		1.2%
Agricultural	236,436		7.8%	264,372		8.5%	261,986		8.5%
Commercial	361,432		11.9%	374,816		12.0%	369,817		12.0%
Consumer & Other (1)	177,042		5.8%	235,529		7.6%	361,035		11.7%
Leases	99,502		3.2%	103,117		3.3%	103,229		3.4%
Total Gross Loans & Leases	3,046,492		100.0%	3,111,533		100.0%	3,081,789		100.0%
Less: Unearned Income	13,296			11,941			17,277
Subtotal	3,033,196			3,099,592			3,064,512
Less: Allowance for Credit Losses	60,229			58,862			55,058
Net Loans & Leases	$2,972,967			$3,040,730			$3,009,454
(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans of $167,700, 224,309 and 347,400 as of June 30, 2021, December 31,2020 and June 30, 2020, respectively.

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of June 30, 2021, classified loans & leases totaled $18.5 million compared to $18.6 million at December 31, 2020 and $21 million at June 30, 2020.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At June 30, 2021 non-accrual loans & lease totaled $548,000. At December 31, 2020 and June 30, 2020, non-accrual loans & leases totaled $495,000 and $473,000, respectively.

Restructured Loans & Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured loans or leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans & leases that are on non-accrual status at the time they become TDR loans or leases, remain on non-accrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

As of June 30, 2021, restructured loans & leases on accrual totaled $7.8 million as compared to $7.9 million at December 31, 2020 and $7.6 million at June 30, 2020.

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

Non-Performing Assets
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Non-Performing Loans & Leases	$548	$495	$473
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,421	$1,368	$1,346
Non-Performing Loans & Leases as a % of Total Loans & Leases	0.0%	0.0%	0%
Restructured Loans & Leases (Performing)	$7,836	$7,868	$7,683

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. Specific reserves of $0, $92,000, and $79,000 have been established for non-performing loans & leases at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $25,200, $22,000, and $8,100 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

The Company reported $873,000 of ORE at June 30, 2021, December 31, 2020, and June 30, 2020.

Except for: (i) those classified and non-performing loans & leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act and H.R. 133, the Company’s management is not aware of any loans or leases as of June 30, 2021, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this winter’s dry weather,  the availability of water in our primary service area should not be an issue for the 2021 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
While tremendous strides have been made in fighting the COVID-19 virus, particularly with the development of a vaccine, the lingering effects of COVID-19 are still with us, and it is impossible to predict the ultimate impact on classified and non-performing loans and leases (see “Part I, ITEM 2. COVID-19 (Coronavirus) Disclosure”).

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

The Company's deposit balances at June 30, 2021 have increased $630 million or 16.7% compared to June 30, 2020. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses.

Although total deposits have increased 16.7% since June 30, 2020, importantly, low cost transaction accounts continue to grow at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $554.8 million or 26.5% since June 30, 2020.
•	Savings and money market accounts have increased $205.5 million or 17.7% since June 30, 2020.
•	Time deposit accounts have decreased $130.2 million or 24.5% since June 30, 2020.

The Company's deposit balances at June 30, 2021 have increased $351.8 million or 8.7% compared to December 31, 2020. Interest-bearing transaction accounts increased by $269 million or 11.3%, Savings and money market deposits increased 8.2% or $103.1 million and time deposit accounts decreased by $20.3 million or 4.8%.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at June 30, 2021, December 31, 2020, or June 30, 2020. There were no Federal Funds purchased or advances from the FRB at June 30, 2021, December 31, 2020 or June 30, 2020.

As of June 30, 2021 the Company has additional borrowing capacity of $716 million with the Federal Home Loan Bank and $429.2 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Financial Condition located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2020 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 2.97% as of June 30, 2021, 3.08% at December 31, 2020 and 3.15 at June 30, 2020. The average rate paid for these securities for the first half of 2021 was 3.09% and 4.15% for the first half of 2020. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $438.4 million at June 30, 2021, $423.7 million at December 31, 2020, and $403.7 million at June 30, 2020.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital Ratio	$478,470	13.25%	$288,894	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$423,140	11.72%	$162,503	4.5%	N/A	N/A
Tier 1 Capital Ratio	$433,140	11.99%	$216,671	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$433,140	9.00%	$192,473	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital Ratio	$478,161	13.24%	$288,869	8.0%	$361,087	10.0%
Common Equity Tier 1 Capital Ratio	$432,835	11.99%	$162,489	4.5%	$234,706	6.5%
Tier 1 Capital Ratio	$432,835	11.99%	$216,652	6.0%	$288,869	8.0%
Tier 1 Leverage Ratio	$432,835	9.01%	$192,159	4.0%	$240,199	5.0%

Loans originated under the SBA’s PPP are assigned a risk-weighting of 0% so they have no impact on the Company’s RBC ratios.  However, they are fully includable in the tier 1 leverage capital ratio calculation, which has resulted in a short-term reduction in that ratio (until the PPP loans are forgiven).  Had the Company not participated in the PPP program, the net result would have been a 41 basis point improvement to the June 30, 2021 tier 1 leverage capital ratio, increasing the ratio to 9.41%.

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

There were no stock repurchases during the first half of 2021 or 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases were done outside of the Company’s current repurchase plan.  All repurchases were made at the then prevailing market prices. The Company did not repurchase shares during the first half of 2021. During the fourth quarter of 2020 the Company repurchased $2.8 million of shares from shareholders.

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

The Company did not issue any new shares during the first half of 2021. During the first quarter of 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

Off-Balance Sheet Commitments
In the normal course of business the Company enters into financial instruments with off-balance sheet risks in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit, letters of credit and other types of financial guarantees. The Company had the following off-balance sheet commitments as of the dates indicated.

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Commitments to Extend Credit	$1,108,013	$1,040,844	$964,852
Letters of Credit	19,695	18,846	20,285
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	2,005	2,786	3,897

The Company's exposure to credit loss in the event of non-performance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off-balance sheet commitments which totaled $315,000 at June 30, 2021, December 31, 2020, and June 30, 2020. We do not anticipate any material losses as a result of these transactions.

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

The second phase is conducted by segmenting the loan & lease portfolio by risk rating and into groups of loans & leases with similar characteristics in accordance with the “Contingency” topic of the FASB ASC 450. In this second phase, groups of loans & leases with similar characteristics are reviewed and the appropriate allowance factor is applied based on the historical average charge-off rate for each particular group of loans or leases.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at June 30, 2021 was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

See “PART I. – ITEM 2. - Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for a discussion of how COVID-19 may impact credit risk.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At June 30, 2021, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.3% if rates increase by 200 basis points and a decrease in net interest income of .30% if rates decline 100 basis points. Comparatively, at December 31, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of .03% if rates increase by 200 basis points and a decrease in net interest income of .2% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 2020 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $118 million and repurchase lines of $112 million with major banks. As of June 30, 2021, the Company has additional borrowing capacity of $716 million with the FHLB and $429.2 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At June 30, 2021, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $916.7 million, which represents 18.61% of total assets.

See “PART I. – ITEM 2. - Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for a discussion of how COVID-19 may impact liquidity risk.

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

ITEM 1A. Risk Factors

See “Item 1A. Risk Factors” in the Company’s 2020 Annual Report to Shareholders on Form 10-K. In management’s opinion, with the exception of the disclosure regarding COVID-19 (see “PART I. – ITEM 2. - Management’s Discussion and Analysis - COVID-19 Disclosure”), there have been no material changes in risk factors since the filing of the 2020 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares repurchased by Farmers & Merchants Bancorp during the first six months of 2021. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits
Exhibit No.	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: August 6, 2021	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)