Form 10-Q
period 2021-09-30
FARMERS & MERCHANTS BANCORP
filed 2021-11-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of common stock of the registrant 789,646 outstanding as of November 1, 2021.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands except share data)
Assets	September 30, 2021	December 31, 2020	September 30, 2020
Cash and Cash Equivalents:
Cash and Due from Banks	$66,503	$66,327	$58,810
Interest Bearing Deposits with Banks	804,260	317,510	299,558
Total Cash and Cash Equivalents	870,763	383,837	358,368

Investment Securities:
Available-for-Sale	333,151	807,732	568,536
Held-to-Maturity, fair value $540,308, $70,049 and $71,055, respectively	550,618	68,933	69,913
Total Investment Securities	883,769	876,665	638,449

Loans & Leases:	3,139,801	3,099,592	3,111,931
Less: Allowance for Credit Losses	60,303	58,862	56,798
Loans & Leases, Net	3,079,498	3,040,730	3,055,133

Premises and Equipment, Net	48,580	50,147	49,214
Bank Owned Life Insurance, Net	70,852	69,235	68,705
Interest Receivable and Other Assets	149,296	129,839	131,745
Total Assets	$5,102,758	$4,550,453	$4,301,614

Liabilities
Deposits:
Demand	$1,694,431	$1,475,425	$1,340,797
Interest Bearing Transaction	1,077,569	902,487	812,166
Savings and Money Market	1,402,560	1,260,487	1,201,566
Time	393,834	421,868	460,248
Total Deposits	4,568,394	4,060,267	3,814,777

Subordinated Debentures	10,310	10,310	10,310
Interest Payable and Other Liabilities	69,863	56,211	59,626
Total Liabilities	4,648,567	4,126,788	3,884,713

Shareholders’ Equity
Preferred Stock: No Par Value, 1,000,000 Shares Authorized, None Issued or Outstanding	-	-	-
Common Stock: Par Value $0.01, 7,500,000 Shares Authorized, 789,646, 789,646, and 793,556 Shares Issued and Outstanding at September 30, 2021, December 31, 2020 and September 30, 2020, Respectively	8	8	8
Additional Paid-In Capital	77,516	77,516	80,350
Retained Earnings	377,523	333,070	323,524
Accumulated Other Comprehensive (Loss) Income, Net of Taxes	(856)	13,071	13,019
Total Shareholders’ Equity	454,191	423,665	416,901
Total Liabilities and Shareholders’ Equity	$5,102,758	$4,550,453	$4,301,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Income (Unaudited)

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and Fees on Loans & Leases	$36,088	$36,409	$109,839	$104,880
Interest on Deposits with Banks	328	81	595	1,093
Interest on Investment Securities:
Taxable	3,283	2,889	10,781	9,216
Exempt from Federal Tax	399	414	1,238	1,260
Total Interest Income	40,098	39,793	122,453	116,449

Interest Expense
Deposits	929	2,011	3,200	7,613
Subordinated Debentures	78	83	236	296
Total Interest Expense	1,007	2,094	3,436	7,909

Net Interest Income	39,091	37,699	119,017	108,540
Provision for Credit Losses	-	1,700	1,250	2,000
Net Interest Income After Provision for Loan Losses	39,091	35,999	117,767	106,540

Non-Interest Income
Service Charges on Deposit Accounts	808	654	2,125	1,948
Net Gain on Sale of Investment Securities	-	-	2,554	13
Increase in Cash Surrender Value of Bank Owned Life Insurance	549	528	1,616	1,557
Debit Card and ATM Fees	1,788	1,465	5,173	4,044
Net Gain on Deferred Compensation Investments	615	1,022	1,828	883
Other	1,100	870	3,641	2,535
Total Non-Interest Income	4,860	4,539	16,937	10,980

Non-Interest Expense
Salaries and Employee Benefits	14,453	13,606	47,375	42,269
Net Gain on Deferred Compensation Investments	615	1,022	1,828	883
Occupancy	1,145	1,186	3,554	3,429
Equipment	1,251	1,272	3,688	3,726
Marketing	63	245	669	515
Legal	85	23	485	100
FDIC Insurance	317	249	902	256
Other	2,656	3,180	9,231	9,182
Total Non-Interest Expense	20,585	20,783	67,732	60,360

Income Before Provision for Income Taxes	23,366	19,755	66,972	57,160
Provision for Income Taxes	5,864	4,945	16,604	13,919
Net Income	$17,502	$14,810	$50,368	$43,241
Basic and Diluted Earnings Per Common Share	$22.16	$18.66	$63.79	$54.49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$17,502	$14,810	$50,368	$43,241

Other Comprehensive Income
Increase in Net Unrealized (Loss) Gain on Available-for-Sale Securities	(2,237)	(2,325)	(16,846)	13,803
Deferred Tax Provision Benefit (Expense) Related to Unrealized (Loss) Gains	662	688	4,981	(4,080)
Reclassification Adjustment for Realized Gains on Available-for-Sale Securities Included in Net Income	-	-	(2,554)	(13)
Deferred Tax Related to Reclassification Adjustment	-	-	755	4
Amortization of Unrealized Loss on Securities Transferred to Held to Maturity	(135)	-	(373)	-
Deferred Tax Benefit Related to Loss on Securities Transferred	40	-	110	-
Total Other Comprehensive (Loss) Income	(1,670)	(1,637)	(13,927)	9,714
Comprehensive Income	$15,832	$13,173	$36,441	$52,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2021 and 2020
(in thousands except share data)	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Total Shareholders’ Equity
Three Months Ended September 30, 2021
Balance, June 30, 2021	789,646	$8	$77,516	$360,021	$814	$438,359
Net Income			-	17,502	-	17,502
Other Comprehensive Loss		-	-	-	(1,670)	(1,670)
Balance, September 30, 2021	789,646	$8	$77,516	$377,523	$(856)	$454,191

Three Months Ended September 30, 2020
Balance, June 30, 2020	793,556	$8	$80,350	$308,714	$14,656	$403,728
Net Income			-	14,810	-	14,810
Other Comprehensive Loss		-	-	-	(1,637)	(1,637)
Balance, September 30, 2020	793,556	$8	$80,350	$323,524	$13,019	$416,901

Nine Months Ended September 30, 2021
Balance, December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net Income		-	-	50,368	-	50,368
Cash Dividends Declared on Common Stock ($7.50 per share)		-	-	(5,922)	-	(5,922)
Cash Dividends Returned		-	-	7	-	7
Other Comprehensive Loss		-	-	-	(13,927)	(13,927)
Balance, September 30, 2021	789,646	$8	$77,516	$377,523	$(856)	$454,191

Nine Months Ended September 30, 2020
Balance, December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net Income		-	-	43,241	-	43,241
Cash Dividends Declared on Common Stock ($7.25 per share)		-	-	(5,753)	-	(5,753)
Issuance of Common Stock	523	-	403	-	-	403
Other Comprehensive Income		-	-	-	9,714	9,714
Balance, September 30, 2020	793,556	$8	$80,350	$323,524	$13,019	$416,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FARMERS & MERCHANTS BANCORP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months
	Ended September 30,
(in thousands)	2021	2020
Operating Activities:
Net Income	$50,368	$43,241
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,250	2,000
Depreciation and Amortization	1,971	2,117
Net Amortization of Investment Security Premiums & Discounts	1,133	741
Amortization of Core Deposit Intangible	458	470
Accretion of Discount on Acquired Loans	(62)	(134)
Net (Gain) on Sale of Investment Securities	(2,554)	(13)
Net (Gain) on Sale of Property & Equipment	(31)	(38)
Net Change in Operating Assets & Liabilities:
Net (Increase) in Interest Receivable and Other Assets	(11,211)	(6,269)
Net Increase (Decrease) in Interest Payable and Other Liabilities	10,738	(1,773)
Net Cash Provided by Operating Activities	52,060	40,342
Investing Activities:
Purchase of Investment Securities Available-for-Sale	(257,228)	(273,408)
Proceeds from Sold, Matured or Called Securities Available-for-Sale	397,454	225,332
Purchase of Investment Securities Held-to-Maturity	(194,332)	(19,056)
Proceeds from Matured or Called Securities Held-to-Maturity	29,042	9,341
Net Loans & Leases Paid, Originated or Acquired	(39,956)	(438,984)
Additions to Premises and Equipment, Net	(1,001)	(6,108)
Purchase of Other Investments	(4,516)	(4,935)
Redemption of Other Investment	2,556	-
Proceeds from Sale of Property & Equipment	635	81
Net Cash Used in Investing Activities	(67,346)	(507,737)
Financing Activities:
Net Increase in Deposits	508,127	536,758
Cash Dividends	(5,922)	(5,753)
Cash Dividends Return	7	-
Net Cash Provided by Financing Activities	502,212	531,005
Net Change in Cash and Cash Equivalents	486,926	63,610
Cash and Cash Equivalents at Beginning of Period	383,837	294,758
Cash and Cash Equivalents at End of Period	$870,763	$358,368
Supplementary Data
Cash Payments Made for Income Taxes	$22,530	$7,443
Issuance of Common Stock to the Bank’s Non-Qualified Retirement Plans	$-	$403
Interest Paid	$4,369	$9,085
Supplementary Noncash Disclosure
Investment Securities Available-for-Sale Transferred to Held-to-Maturity	$316,925	$-
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$302	$-

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K, as amended (“2020 Annual Report on Form 10-K”), for the year ended December 31, 2020 and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting Guidance Pending Adoption at September 30, 2021
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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California went further and temporarily suspended all residential and commercial foreclosures through September 30, 2021, but these guidelines have now expired. The Company continues to work with its borrowers when they make requests to defer payments on their mortgage loans. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and H.R. 133 and the impact of COVID-19 on the Company.

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

For the three and nine-month periods ended September 30, 2021 and 2020, the Company had no material uncertain tax positions and recognized no interest or penalties. The Company’s policy is to recognize interest and penalties related to income taxes in the provision for income taxes in the Consolidated Statements of Income.

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

At September 30, 2021, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core Deposit Intangible Amortization	$153	$593	$573	$549	$522	$1,165	$3,555

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

	Amortized Cost	Gross Unrealized		Fair Value
September 30, 2021		Gains	Losses
U.S. Treasury Notes	$9,922	$228	$-	$10,150
U.S. Government Agency SBA	6,892	70	43	6,919
Mortgage-Backed Securities (1)(2)	270,667	4,243	5,341	269,569
Other	46,513	-	-	46,513
Total	$333,994	$4,541	$5,384	$333,151

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2020		Gains	Losses
U.S. Treasury Notes	$14,859	$429	$-	$15,288
U.S. Government Agency SBA	8,252	1	93	8,160
Mortgage-Backed Securities (1)	720,562	17,359	48	737,873
Corporate Securities	45,010	927	18	45,919
Other	492	-	-	492
Total	$789,175	$18,716	$159	$807,732

	Amortized Cost	Gross Unrealized		Fair Value
September 30, 2020		Gains	Losses
U.S. Treasury Notes	$94,830	$512	$-	$95,342
U.S. Government Agency SBA	8,530	1	102	8,429
Mortgage-Backed Securities (1)	421,263	18,050	39	439,274
Corporate Securities	25,002	159	98	25,063
Other	428	-	-	428
Total	$550,053	$18,722	$239	$568,536

(1)	All Mortgage-Backed securities consist of securities collateralized by residential real estate and were issued by an agency or government-sponsored entity of the U.S. government.
(2)	During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

The amortized cost, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
September 30, 2021		Gains	Losses
Obligations of States and Political Subdivisions	$62,936	$768	$-	$63,704
Mortgage Backed Securities (1)(2)	487,682	48	11,126	476,604
Total	$550,618	$816	$11,126	$540,308

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2020		Gains	Losses
Obligations of States and Political Subdivisions	$68,933	$1,116	$-	$70,049
Total	$68,933	$1,116	$-	$70,049

	Amortized Value	Gross Unrealized		Fair Value
September 30, 2020		Gains	Losses
Obligations of States and Political Subdivisions	$69,913	$1,142	$-	$71,055
Total	$69,913	$1,142	$-	$71,055

(1)	All Mortgage-Backed securities were issued by an agency or government-sponsored entity of the U.S. government.
(2)	During Q1 2021, the Company transferred $316.9 million of AFS securities to HTM.

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

The amortized cost and estimated fair values of investment securities at September 30, 2021 by contractual maturity are shown in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
September 30, 2021	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$51,503	$51,569	$308	$308
After one year through five years	5,100	5,262	6,969	7,012
After five years through ten years	563	566	19,543	20,254
After ten years	6,161	6,185	36,116	36,130
	63,327	63,582	62,936	63,704

Investment securities not due at a single maturity date:
Mortgage-Backed securities	270,667	269,569	487,682	476,604

Total	$333,994	$333,151	$550,618	$540,308

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

The following tables show those investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Government Agency SBA	$188	$1	$2,141	$42	$2,329	$43
Mortgage-Backed Securities	171,869	5,339	116	2	171,985	5,341
Total	$172,057	$5,340	$2,257	$44	$174,314	$5,384

Securities Held-to-Maturity
Mortgage Backed Securities	468,360	11,126	-	-	$468,360	$11,126
Total	$468,360	$11,126	$-	$-	$468,360	$11,126

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Government Agency SBA	$1,741	$3	$6,126	$90	$7,867	$93
Mortgage-Backed Securities	20,142	45	177	3	20,319	48
Corporate Securities	4,041	18	-	-	4,041	18
Total	$25,924	$66	$6,303	$93	$32,227	$159

There were no HTM investments with gross unrealized losses at December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available-for-Sale
U.S. Government Agency SBA	$2,312	$4	$5,810	$98	$8,122	$102
Mortgage-Backed Securities	20,741	35	194	4	20,935	39
Corporate Securities	10,363	98	-	-	10,363	98
Total	$33,416	$137	$6,004	$102	$39,420	$239

There were no HTM investments with gross unrealized losses at September 30, 2020.

As of September 30, 2021, the Company held 590 investment securities of which 68 were in an unrealized loss position for less than twelve months and 60 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

U.S. Treasury Notes – At September 30, 2021, December 31, 2020, and September 30, 2020, no U.S. Treasury Note security investments were in an unrealized loss position.

U.S. Government Agency SBA – At September 30, 2021, 4 U.S. Government SBA security investments were in an unrealized loss position for less than 12 months and 44 were in a loss position for 12 months or more. The unrealized losses on the Company's investment in U.S. Government Agency SBA securities were $43,000, $93,000, and $102,000 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021, December 31, 2020, and September 30, 2020.

Mortgage-Backed Securities – At September 30, 2021, 64 mortgage-backed security investments were in an unrealized loss position for less than 12 months and 16 were in an unrealized loss position for 12 months or more. The unrealized losses on the Company's investment in mortgage-backed securities were $16.5 million, $48,000, and $39,000 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government-sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021, December 31, 2020, and September 30, 2020.

Corporate Securities - At September 30, 2021, we had no corporate securities in our portfolio, having sold all positions during the second quarter of 2021. The unrealized loss on the Company’s investment in the corporate securities were $0, $18,000 and $98,000 at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. Because the Company did not intend to sell the securities and it was more likely than not that the Company would not have to sell the securities before recovery of their cost basis, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020 and September 30, 2020.

Other Securities – At September 30, 2021, none of the other securities were in an unrealized loss position.  Other securities consisted of Money Market accounts held at  investment brokerages.

Obligations of States and Political Subdivisions – At September 30, 2021, December 31, 2020 and September 30,2020, no obligation of states and political subdivisions was in an unrealized loss position. As of September 30, 2021, the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Proceeds from sales and calls of securities for the periods shown were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Proceeds	$1,450	$50,620	$301,320	$53,620
Gains	-	-	5,570	13
Losses	-	-	3,016	-

Pledged Securities
As of September 30, 2021, securities carried at $445.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $439.7 million at December 31, 2020, and $333.2 million at September 30, 2020.

4. Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Interest Receivable and Other Assets on the Company’s Consolidated Balance Sheets and totaled $15.5 million at September 30, 2021, and $12.7 at December 31, 2020 and September 2020.

5. Loans & Leases

Loans & Leases consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Commercial Real Estate	$1,126,230	$971,326	$887,999
Agricultural Real Estate	656,337	643,014	639,172
Real Estate Construction	178,451	185,741	186,623
Residential 1st Mortgages	309,728	299,379	293,489
Home Equity Lines & Loans	31,664	34,239	35,875
Agricultural	235,085	264,372	252,031
Commercial	394,326	374,816	367,052
Consumer & Other (1)	129,665	235,529	359,697
Leases	90,022	103,117	105,511
Total Gross Loans & Leases	3,151,508	3,111,533	3,127,449
Less: Unearned Income	11,707	11,941	15,518
Subtotal	3,139,801	3,099,592	3,111,931
Less: Allowance for Credit Losses	60,303	58,862	56,798
Net Loans & Leases	$3,079,498	$3,040,730	$3,055,133

(1)	Includes CARES Act Small Business Administration Paycheck Protection Program loans of $121,182, $224,309 and $347,180 as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Paycheck Protection Program (“PPP”) ... Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of two to five years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April, 2020 the Bank has funded $494.9 million of loans for over 2,000 small business customers.

At September 30, 2021, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1 billion and $742.4 million, respectively. The borrowing capacity on these loans were $749.5 million from FHLB and $467.8 million from the FRB.

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

The following tables show the allocation of the allowance for credit losses by portfolio segment and by impairment methodology at the dates indicated (in thousands):

September 30, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(33)	-	-	(33)
Recoveries	-	-	-	74	17	29	83	21	-	-	224
Provision	1,200	794	(210)	(70)	(129)	(238)	738	(23)	(872)	60	1,250
Ending Balance- September 30, 2021	$28,879	$9,427	$1,433	$964	$1,912	$4,605	$10,782	$298	$859	$1,144	$60,303
Third Quarter Allowance for Credit Losses:
Beginning Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229
Charge-Offs	-	-	-	-	-	-	-	(17)	-	-	(17)
Recoveries	-	-	-	15	6	24	38	8	-	-	91
Provision	(11)	320	28	(8)	7	29	824	26	(780)	(435)	-
Ending Balance- September 30, 2021	$28,879	$9,427	$1,433	$964	$1,912	$4,605	$10,782	$298	$859	$1,144	$60,303
Ending Balance Individually Evaluated for Impairment	-	-	-	88	6	-	6	40	-	-	140
Ending Balance Collectively Evaluated for Impairment	28,879	9,427	1,433	876	1,906	4,605	10,776	258	859	1,144	60,163
Loans & Leases:
Ending Balance	$1,114,149	$656,337	$178,451	$309,728	$31,664	$235,085	$394,326	$129,665	$90,396	$-	$3,139,801
Ending Balance Individually Evaluated for Impairment	74	-	-	1,764	112	6,129	218	178	-	-	8,475
Ending Balance Collectively Evaluated for Impairment	$1,114,075	$656,337	$178,451	$307,964	$31,552	$228,956	$394,108	$129,487	$90,396	$-	$3,131,326

December 31, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(1,101)	(66)	-	-	(1,174)
Recoveries	-	-	-	52	78	81	280	33	-	-	524
Provision	16,626	(6,495)	(306)	53	(722)	(3,343)	(684)	(90)	(1,431)	892	4,500
Ending Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Ending Balance Individually Evaluated for Impairment	-	-	-	117	8	92	20	52	-	-	289
Ending Balance Collectively Evaluated for Impairment	27,679	8,633	1,643	843	2,016	4,722	9,941	281	1,731	1,084	58,573
Loans & Leases:
Ending Balance	$958,980	$643,014	$185,741	$299,379	$34,239	$264,372	$374,816	$235,529	$103,522	$-	$3,099,592
Ending Balance Individually Evaluated for Impairment	104	5,629	-	2,365	158	495	233	254	-	-	9,238
Ending Balance Collectively Evaluated for Impairment	$958,876	$637,385	$185,741	$297,014	$34,081	$263,877	$374,583	$235,275	$103,522	$-	$3,090,354

September 30, 2020	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2019	$11,053	$15,128	$1,949	$855	$2,675	$8,076	$11,466	$456	$3,162	$192	$55,012
Charge-Offs	-	-	-	-	(7)	-	(426)	(54)	-	-	(487)
Recoveries	-	-	-	49	65	54	80	25	-	-	273
Provision	13,236	(6,336)	(381)	45	(617)	(3,458)	(1,127)	(63)	(248)	949	2,000
Ending Balance- September 30, 2020	$24,289	$8,792	$1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798
Third Quarter Allowance for Credit Losses:
Beginning Balance- June 30, 2020	$21,423	$9,021	$1,452	$1,771	$2,239	$4,790	$10,043	$359	$2,800	$1,160	$55,058
Charge-Offs	-	-	-	-	-	-	-	(25)	-	-	(25)
Recoveries	-	-	-	3	31	24	-	7	-	-	65
Provision	2,866	(229)	116	(825)	(154)	(142)	(50)	23	114	(19)	1,700
Ending Balance- September 30, 2020	$24,289	$8,792	$1,568	$949	$2,116	$4,672	$9,993	$364	$2,914	$1,141	$56,798
Ending Balance Individually Evaluated for Impairment	-	-	-	118	8	92	13	56	-	-	287
Ending Balance Collectively Evaluated for Impairment	24,289	8,792	1,568	831	2,108	4,580	9,980	308	2,914	1,141	56,511
Loans & Leases:
Ending Balance	$871,623	$639,172	$186,623	$293,489	$35,875	$252,031	$367,052	$359,697	$106,369	$-	$3,111,931
Ending Balance Individually Evaluated for Impairment	108	5,629	-	2,390	164	498	235	194	-	-	9,218
Ending Balance Collectively Evaluated for Impairment	$871,515	$633,543	$186,623	$291,099	$35,711	$251,533	$366,817	$359,503	$106,369	$-	$3,102,713

The ending balance of loans individually evaluated for impairment includes restructured loans in the amount of $327,200 at September 30, 2021, $876,000 at December 31, 2020, and $828,500 at September 30, 2020, which are no longer disclosed or classified as TDRs since they were restructured at market terms.

The following tables show the loan & lease portfolio, including unearned income, allocated by management’s internal risk ratings at the dates indicated (in thousands):

September 30, 2021	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$1,098,929	$7,371	$7,849	$1,114,149
Agricultural Real Estate	646,486	3,312	6,539	656,337
Real Estate Construction	178,451	-	-	178,451
Residential 1st Mortgages	308,960	-	768	309,728
Home Equity Lines & Loans	31,490	-	174	31,664
Agricultural	233,493	1,018	574	235,085
Commercial	384,660	8,970	696	394,326
Consumer & Other	129,450	-	215	129,665
Leases	90,396	-	-	90,396
Total	$3,102,315	$20,671	$16,815	$3,139,801

(1)	Includes "Watch" loans of $954.4 million.

December 31, 2020	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$946,621	$7,849	$4,510	$958,980
Agricultural Real Estate	631,043	400	11,571	643,014
Real Estate Construction	185,741	-	-	185,741
Residential 1st Mortgages	298,689	-	690	299,379
Home Equity Lines & Loans	34,058	-	181	34,239
Agricultural	263,781	96	495	264,372
Commercial	373,038	1,060	718	374,816
Consumer & Other	235,063	-	466	235,529
Leases	103,522	-	-	103,522
Total	$3,071,556	$9,405	$18,631	$3,099,592

(1)	Includes "Watch" loans of $958.2 million.

September 30, 2020	Pass(1)	Special Mention	Substandard	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$861,874	$5,239	$4,510	$871,623
Agricultural Real Estate	624,859	1,525	12,788	639,172
Real Estate Construction	186,623	-	-	186,623
Residential 1st Mortgages	292,792	-	697	293,489
Home Equity Lines & Loans	35,691	-	184	35,875
Agricultural	251,108	-	923	252,031
Commercial	364,465	1,316	1,271	367,052
Consumer & Other	359,194	-	503	359,697
Leases	106,369	-	-	106,369
Total	$3,082,975	$8,080	$20,876	$3,111,931

(1)	Includes "Watch" loans of $947.4 million.

See “Note 1. Significant Accounting Policies - Allowance for Credit Losses” for a description of the internal risk ratings used by the Company. There were no loans or leases outstanding at September 30, 2021, December 31, 2020, and September 30, 2020, rated doubtful or loss.

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, past due at the dates indicated (in thousands):

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$453	$-	$-	$-	$453	$1,113,696	$1,114,149
Agricultural Real Estate	-	-	-	19	19	656,318	656,337
Real Estate Construction	-	-	-	-	-	178,451	178,451
Residential 1st Mortgages	102	-	-	-	102	309,626	309,728
Home Equity Lines & Loans	-	-	-	-	-	31,664	31,664
Agricultural	-	-	-	497	497	234,588	235,085
Commercial	50	-	-	-	50	394,276	394,326
Consumer & Other	5	-	-	-	5	129,660	129,665
Leases	-	-	-	-	-	90,396	90,396
Total	$610	$-	$-	$516	$1,126	$3,138,675	$3,139,801

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$958,980	$958,980
Agricultural Real Estate	-	-	-	495	495	642,519	643,014
Real Estate Construction	-	-	-	-	-	185,741	185,741
Residential 1st Mortgages	-	-	-	-	-	299,379	299,379
Home Equity Lines & Loans	-	-	-	-	-	34,239	34,239
Agricultural	-	-	-	-	-	264,372	264,372
Commercial	-	-	-	-	-	374,816	374,816
Consumer & Other	11	-	-	-	11	235,518	235,529
Leases	-	-	-	-	-	103,522	103,522
Total	$11	$-	$-	$495	$506	$3,099,086	$3,099,592

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans & Leases
Loans & Leases:
Commercial Real Estate	$-	$-	$-	$-	$-	$871,623	$871,623
Agricultural Real Estate	-	-	-	498	498	638,674	639,172
Real Estate Construction	85	-	-	-	85	186,538	186,623
Residential 1st Mortgages	-	-	-	-	-	293,489	293,489
Home Equity Lines & Loans	-	-	-	-	-	35,875	35,875
Agricultural	-	-	-	-	-	252,031	252,031
Commercial	547	-	-	-	547	366,505	367,052
Consumer & Other	67	-	-	-	67	359,630	359,697
Leases	-	-	-	-	-	106,369	106,369
Total	$699	$-	$-	$498	$1,197	$3,110,734	$3,111,931

Non-accrual loans & leases were $516,000 at September 30, 2021, $495,000 at December 31, 2020 and $498,000 at September 30, 2020. Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $35,700, $22,000, and $15,530 at September 30, 2021, December 31, 2020 and September 30, 2020 respectively.

The following tables show information related to impaired loans & leases for the periods indicated (in thousands):

				Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
September 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$65	$65	$-	$73	$1	$52	$2
Agricultural Real Estate	5,613	5,613	-	5,621	88	5,626	324
Agricultural	516	559	-	504	12	415	46
Commercial	8	8	-	9	-	5	-
	$6,202	$6,245	$-	$6,207	$101	$6,098	$372
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$-	$-	$28	$3
Residential 1st Mortgages	1,503	1,719	75	1,585	16	1,638	52
Home Equity Lines & Loans	60	71	3	61	1	62	3
Agricultural	-	-	-	-	-	82	-
Commercial	210	210	6	213	4	222	12
Consumer & Other	178	179	40	181	3	185	10
	$1,951	$2,179	$124	$2,040	$24	$2,217	$80
Total	$8,153	$8,424	$124	$8,247	$125	$8,315	$452
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$764	$35
Agricultural Real Estate	5,629	5,629	-	5,629	352
Agricultural	3	3	-	2	-
Commercial	-	-	-	377	16
	$5,716	$5,716	$-	$6,772	$403
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$21	$1
Agricultural Real Estate	-	-	-	137	-
Residential 1st Mortgages	1,671	1,895	84	1,652	76
Home Equity Lines & Loans	64	75	3	66	4
Agricultural	492	534	92	410	59
Commercial	234	234	13	123	18
Consumer & Other	190	191	56	194	13
	$2,651	$2,929	$248	$2,603	$171
Total	$8,367	$8,645	$248	$9,375	$574

				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$84	$84	$-	$42	$2	$991	$33
Agricultural Real Estate	5,629	5,629	-	5,629	88	5,633	264
Agricultural	5	6	-	3	-	1	-
Commercial	-	-	-	-	-	503	16
	$5,718	$5,719	$-	$5,674	$90	$7,128	$313
With an allowance recorded:
Commercial Real Estate	$-	$-	$-	$42	$-	$498	$1
Agricultural Real Estate	-	-	-	-	-	183	-
Residential 1st Mortgages	1,686	1,909	84	1,694	18	1,625	58
Home Equity Lines & Loans	65	76	3	66	1	67	3
Agricultural	492	534	92	483	7	333	52
Commercial	235	235	13	123	13	301	15
Consumer & Other	194	195	56	195	3	196	10
	$2,672	$2,949	$248	$2,603	$42	$3,203	$139
Total	$8,390	$8,668	$248	$8,277	$132	$10,331	$452

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

Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. As of September 30, 2021, all of these loans have returned to making principal and/or interest payments. We believe that these actions have assisted these borrowers in getting through these difficult times, but no guarantees can be made that at some time in the future these loans will not be required to be accounted for as a TDR. For borrowers who were 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluated the loan modifications under our existing TDR framework, and where such a loan modification would have resulted in a more than insignificant concession to a borrower experiencing financial difficulty, the loan was accounted for as a TDR and would generally not accrue interest. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act and H.R. 133, and the impact of COVID-19 on the Company.

At September 30, 2021, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At September 30, 2021, the Company allocated $123,800 of specific reserves to $8.1 million of troubled debt restructured loans & leases, of which $7.6 million were performing. The Company had no commitments at September 30, 2021, to lend additional amounts to customers with outstanding loans or leases that are classified as TDRs.

During the three and nine-month periods ended September 30, 2021, there were no loans or leases modified as a troubled debt restructuring.

During the three and nine-month periods ended September 30, 2021, the year ended December 31, 2020, and the three and nine-month periods ended September 30, 2020 there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.

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

The following table presents loans or leases by class modified as troubled debt restructured loans or leases for the year ended December 31, 2020 (in thousands):

	December 31, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	2	$156	$156
Agricultural	3	495	495
Commercial	1	224	224
Total	6	$875	$875

The troubled debt restructurings described above increased the allowance for credit losses by $120,000 for the twelve months ended December 31, 2020.

During the year ended December 31, 2020, there were no payment defaults on loans modified as troubled debt restructurings within twelve months following the modification.

At September 30, 2020, there were no formal foreclosure proceedings in process for consumer mortgage loans secured by residential real estate properties.

At September 30, 2020, the Company allocated $156,000 of specific reserves to $7.9 million of troubled debt restructured loans & leases, all of which were performing. The Company had no commitments at September 30, 2020, to lend additional amounts to customers with outstanding loans or leases that were classified as TDRs.

During the nine-month period ended September 30, 2020, there were six loans modified as a troubled debt restructuring. The modifications involved a reduction of the stated interest rate of the loans for 5 years and extended the maturity dates for 10 years.

The following table presents loans or leases by class modified as troubled debt restructured loans or leases during the three and nine-month periods ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential 1st Mortgages	-	$-	$-	2	$156	$156
Agricultural	-	-	-	3	495	495
Commercial	1	224	224	1	224	224
Total	1	$224	$224	6	$875	$875

TDRs described above had minimal impact on the allowance for credit losses and resulted in charge-offs of $7,000 for the nine-month period ended September 30, 2020.

During the three and nine-month periods ended September 30, 2020, there were no payment defaults on loans or leases modified as troubled debt restructurings within twelve months following the modification. The Company considers a loan or lease to be in payment default once it is greater than 90 days contractually past due under the modified terms.
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

		Fair Value Measurements At September 30, 2021, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$10,150	$10,150	$-	$-
U.S. Government Agency SBA	6,919	-	6,919	-
Mortgage-Backed Securities	269,569	-	269,569	-
Other	46,513	46,203	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$333,151	$56,353	$276,798	$-

		Fair Value Measurements At December 31, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$15,288	$15,288	$-	$-
U.S. Government Agency SBA	8,160	-	8,160	-
Mortgage-Backed Securities	737,873	-	737,873	-
Corporate Securities	45,919	-	45,919	-
Other	492	182	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$807,732	$15,470	$792,262	$-

		Fair Value Measurements At September 30, 2020, Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities:
U.S. Treasury Notes	$95,342	$95,342	$-	$-
U.S. Government Agency SBA	8,429	-	8,429	-
Mortgage-Backed Securities	439,274	-	439,274	-
Corporate Securities	25,063	-	25,063	-
Other	428	118	310	-
Total Assets Measured at Fair Value On a Recurring Basis	$568,536	$95,460	$473,076	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the three and nine-month periods ended September 30, 2021 and 2020, there were no  transfers in or out of Level 1, 2, or 3.

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

		Fair Value Measurements At September 30, 2021, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,423	$-	$-	$1,423
Home Equity Lines & Loans	57	-	-	57
Commercial	204	-	-	204
Consumer	138	-	-	138
Total Impaired Loans	1,822	-	-	1,822
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$2,695	$-	$-	$2,695

		Fair Value Measurements At December 31, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,584	$-	$-	$1,584
Home Equity Lines & Loans	61	-	-	61
Agricultural	400	-	-	400
Commercial	213	-	-	213
Consumer	138	-	-	138
Total Impaired Loans	2,396	-	-	2,396
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,269	$-	$-	$3,269

		Fair Value Measurements At September 30, 2020, Using
(in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans:
Residential 1st Mortgage	$1,599	$-	$-	$1,599
Home Equity Lines & Loans	62	-	-	62
Agricultural	400	-	-	400
Commercial	222	-	-	222
Consumer	138	-	-	138
Total Impaired Loans	$2,421	$-	$-	$2,421
Other Real Estate:
Real Estate Construction	873	-	-	873
Total Other Real Estate	873	-	-	873
Total Assets Measured at Fair Value On a Non-Recurring Basis	$3,294	$-	$-	$3,294

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

September 30, 2021
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,423	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.68% - 4.02%, 2.54%
Home Equity Lines & Loans	$57	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.3%, 1.20%
Commercial	$204	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Capitalization Rate	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

December 31, 2020
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,584	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.72% - 4.13%, 2.57%
Home Equity Lines & Loans	$61	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.25%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$213	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

September 30, 2020
(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Avg.
Impaired Loans:
Residential 1st Mortgage	$1,599	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	0.73% - 4.16%, 2.58%
Home Equity Lines & Loans	$62	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	1.1% - 1.4%, 1.28%
Agricultural	$400	Income Approach	Capitalization Rate	10%, 10%
Commercial	$222	Income Approach	Capitalization Rate	10%, 10%
Consumer	$138	Income Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

Other Real Estate:
Real Estate Construction	$873	Sales Comparison Approach	Adjustment for Difference Between Comparable Sales	10%, 10%

8. Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies based on the assumptions market participants would use when pricing the asset or liability. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period of time between origination of the instrument and its expected realization. The fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses consistent with ASC 820. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, risk premium, credit, and non-performance risk of the loans. Loans are considered a Level 3 classification.

The following tables summarize the book value and estimated fair value of financial instruments for the periods indicated:

		Fair Value of Financial Instruments Using
September 30, 2021 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$870,763	$870,763	$-	$-	$870,763

Investment Securities Available-for-Sale	333,151	56,353	276,798	-	333,151

Investment Securities Held-to-Maturity	550,618	-	499,432	40,876	540,308

Loans & Leases, Net	3,079,498	-	-	3,090,187	3,090,187
Accrued Interest Receivable	18,762	-	18,762	-	18,762

Liabilities:
Deposits	4,568,394	4,174,561	-	394,158	4,568,719
Subordinated Debentures	10,310	-	6,830	-	6,830
Accrued Interest Payable	451	-	451	-	451

		Fair Value of Financial Instruments Using
December 31, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$383,837	$383,837	$-	$-	$383,837

Investment Securities Available-for-Sale	807,732	15,470	792,262	-	807,732

Investment Securities Held-to-Maturity	68,933	-	26,262	43,787	70,049

Loans & Leases, Net	3,040,730	-	-	3,045,911	3,045,911
Accrued Interest Receivable	20,333	-	20,333	-	20,333

Liabilities:
Deposits	4,060,267	3,638,400	-	422,840	4,061,240
Subordinated Debentures	10,310	-	6,888	-	6,888
Accrued Interest Payable	1,383	-	1,383	-	1,383

		Fair Value of Financial Instruments Using
September 30, 2020 (in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
Assets:
Cash and Cash Equivalents	$358,368	$358,368	$-	$-	$358,368

Investment Securities Available-for-Sale	568,536	95,460	473,076	-	568,536

Investment Securities Held-to-Maturity	69,913	-	28,244	42,811	71,055

Loans & Leases, Net	3,055,133	-	-	3,065,624	3,065,624
Accrued Interest Receivable	22,596	-	22,596	-	22,596

Liabilities:
Deposits	3,814,777	3,354,528	-	461,754	3,816,282
Subordinated Debentures	10,310	-	6,518	-	6,518
Accrued Interest Payable	1,618	-	1,618	-	1,618

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

The following table calculates the basic earnings per common share for the three and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(net income in thousands)	2021	2020	2021	2020
Net Income	$17,502	$14,810	$50,368	$43,241
Weighted Average Number of Common Shares Outstanding	789,646	793,556	789,646	793,539
Basic and Diluted Earnings Per Common Share	$22.16	$18.66	$63.79	$54.49

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

As of September 30, 2021, operating lease ROU assets and liabilities were $4.19 million and $4.29 million, respectively. As of December 31, 2020, operating lease ROU assets and liabilities were $4.80 million and $4.92 million, respectively. As of September 30, 2020, operating lease ROU assets and liabilities were $4.47 million and $4.55 million, respectively. In the first quarter of 2021, early termination of one lease resulted in a reduction to ROU assets and liabilities of $482,000 and $494,000, respectively. In the third quarter of 2021, a new modification to renew a lease for five more years resulted in an addition to ROU assets and liabilities of $302,000.

The table below summarizes the information related to our operating leases:

(in thousands except for percent and period data)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$536	$795	$594
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$302	$-	$-
Weighted-Average Remaining Lease Term - Operating Leases, in Years	6.76	7.33	7.29
Weighted-Average Discount Rate - Operating Leases	2.6%	2.9%	3.2%

The table below summarizes the maturity of remaining lease liability:

(in thousands)	September 30, 2021
2021	$174
2022	702
2023	714
2024	730
2025	741
2026 and thereafter	1,602
Total Lease Payments	4,663
Less: Interest	(377)
Present Value of Lease Liabilities	$4,286

As of September 30, 2021, we have no  additional operating leases for office space that have not yet commenced or that are anticipated to commence during the fourth quarter of 2021.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $90.4 million at September 30, 2021, $103.5 million at December 31, 2020, and $106.4 million at September 30, 2020.

11. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The updated guidance simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. We adopted this ASU prospectively on January 1, 2021, which did not have a material impact on our financial condition or results of operations.

Accounting Guidance Pending Adoption at September 30, 2021
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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three and nine-month periods ended September 30, 2021. This analysis should be read in conjunction with our 2020 Annual Report to Shareholders on Form 10-K, and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Impact on the Banking Industry
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law by Congress and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The primary impact of this legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”) … The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months (H.R. 133 reduced the number of employees to 300 for “second draw” PPP loans). These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of two to five years, and under certain conditions the SBA can forgive them after eight or twenty-four weeks. Farmers & Merchants Bank of Central California has actively participated in the PPP, and since April 2020 we have funded $494.9 million of loans for over 2,000 of our small business customers. As of September 30, 2021, $121.2 million of these loans remain outstanding. Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being amortized over the life of the loans. The Company has collected $17.9 million in fees from the SBA and as of September 30, 2021, $13.5 million of these fees have been accreted into income, since inception. Since these loans are currently in the process of being forgiven by the SBA, the income statement impact to the Company in the fourth quarter of 2021 could be significant.

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

Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. As of September 30, 2021 all of these loans have returned to some form of payment status, whether interest-only or full principal and interest.

•
Foreclosure Actions … The CARES Act and H.R. 133 restrict the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California went further and temporarily suspended all residential and commercial foreclosures through September 30, 2021, but these guidelines have now expired. The Company continues to work with its borrowers when they make requests to defer payments on their mortgage loans.

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

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California
Although as vaccination rates increase the impact of COVID-19 may diminish, the Company remains exposed to the following COVID-19 risks and uncertainties:

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

However, from a financial perspective, as reflected by the following September 30, 2021 measures, the Company enters the fourth quarter of 2021 with strong fundamentals which should assist us in continuing to respond to the risks of COVID-19:

•	Liquidity consisting of $804 million of Fed Funds Sold and $884 million of Investment Securities;
•	Strong Asset Quality as reflected by only $516,000 of non-performing loans, and a negligible delinquency ratio of .036% of total loans and leases;
•	Risk Based Capital Ratio of 13.28%;
•	Allowance for Credit Losses of $60.3 million or 1.92% of total loans and leases (2.00% exclusive of government fully guaranteed loans issued under the SBA’s PPP); and
•	ROAA of 1.39% and ROAE of 15.64% in third quarter 2021.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $153.5 million in loans and leases outstanding at September 30, 2021. This represents 4.9% of total loans and leases outstanding and 33.8% of total shareholders’ equity, both measures that are thought to be reasonable when compared to peers. Most of these loans: (1) were underwritten with an original LTV of 50-70% on the underlying real estate, providing us what should be adequate collateral coverage; and (2) have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries there has been a general economic slowdown in some areas as a result of COVID-19. The Central Valley of California has been and should continue to be in a better position than other areas to weather this impact because agricultural activity has substantially continued. Although the financial position of these borrowers has improved over the past three months as the economy has opened up, we continue to monitor the impact on our borrowers, and continue to work closely with them using all of the tools at our disposal to help them move through this period of reduced business activity.

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

For the three and nine months ended September 30, 2021, Farmers & Merchants Bancorp reported net income of $17,502,000 and $50,368,000, earnings per share of $22.16 and $63.79 and return on average assets of 1.39% and 1.39%, respectively. Return on average shareholders’ equity was 15.64% and 15.37% for the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2020, Farmers & Merchants Bancorp reported net income of $14,810,000 and $43,241,000, earnings per share of $18.66 and $54.49 and return on average assets of 1.40% and 1.44%, respectively. Return on average shareholders’ equity was 14.40% and 14.54% for the three and nine months ended September 30, 2020, respectively.

The following is a summary of the financial results for the nine-month period ended September 30, 2021, compared to September 30, 2020:

•	Net income increased 16.5% to $50.4 million from $43.2 million.
•	Earnings per share increased 17.1% to $63.79 from $54.49.
•	Total assets increased 18.6% to $5.1 billion from $4.3 billion.
•	Loans & leases (exclusive of SBA PPP loans) increased 9.2% to $3.02 billion from $2.76 billion.
•	Total deposits increased 19.8% to $4.6 billion from $3.8 billion.

The primary reasons for the Company’s $7.1 million or 16.5% increase in net income in the first nine months of 2021 as compared to the same period of 2020 were:

•	A $10.5 million increase in net interest income related to the growth in earning assets.
•	A $2.5 million increase in gain on investment securities sold.
•	A $1.1 million increase in Debit Card and ATM fees.
•	A $1.1 million increase in other non-interest income.
•	A $750,000 decrease in the provision for credit losses.

These positive impacts were partially offset by:

•	A $5.1 million increase in salaries and employee benefits.
•	A $646,000 increase in FDIC insurance expense.
•	A $499,000 increase in other non-interest expense.
•	An increase in the tax provision from 24.4% to 24.8%.

Results of Operations

Net Interest Income / Net Interest Margin
The tables on the following pages reflect the Company’s average balance sheets and volume and rate analysis for the three and nine-month periods ended September 30, 2021 and 2020.

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

The Company’s earning assets and rate sensitive liabilities are subject to repricing at different times, which exposes the Company to income fluctuations when interest rates change. In order to minimize income fluctuations, the Company attempts to match asset and liability maturities. However, some maturity mismatch is inherent in the asset and liability mix. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk

Farmers & Merchants Bancorp
Quarterly Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept 30, 2021			Three Months Ended Sept 30, 2020
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$856,159	$328	0.15%	$314,049	$81	0.10%
Investment Securities:
U.S. Treasury Notes	9,911	59	2.36%	27,423	89	1.29%
U.S. Government Agency SBA	7,151	14	0.78%	9,167	24	1.05%
Municipals - Taxable	15,088	141	3.74%	19,966	156	3.13%
Obligations of States and Political Subdivisions - Non-Taxable (1)	49,616	503	4.06%	49,452	525	4.24%
Mortgage-Backed Securities	708,322	2,937	1.66%	430,145	2,567	2.39%
Other	46,511	132	1.14%	25,477	53	0.83%
Total Investment Securities	836,599	3,786	1.81%	561,630	3,414	2.43%

Loans & Leases: (2)
Real Estate	2,169,270	25,354	4.64%	1,952,892	24,193	4.93%
Home Equity Lines & Loans	32,112	360	4.45%	37,815	423	4.45%
Agricultural	236,071	2,637	4.43%	263,706	3,365	5.08%
Commercial	374,162	4,111	4.36%	362,880	4,377	4.80%
Consumer	8,521	125	5.82%	12,261	190	6.16%
Other (3)	146,661	2,138	5.78%	348,093	2,415	2.76%
Leases	96,690	1,363	5.59%	106,272	1,446	5.41%
Total Loans & Leases	3,063,487	36,088	4.67%	3,083,919	36,409	4.70%
Total Earning Assets	4,756,245	$40,202	3.35%	3,959,598	$39,904	4.01%

Unrealized Gain on Securities Available-for-Sale	1,995			20,960
Allowance for Credit Losses	(60,268)			(55,782)
Cash and Due From Banks	72,887			61,633
All Other Assets	264,724			244,056
Total Assets	$5,035,583			$4,230,465

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$1,068,707	$293	0.11%	$824,587	$383	0.18%
Savings and Money Market	1,385,430	346	0.10%	1,176,238	594	0.20%
Time Deposits	399,246	290	0.29%	468,072	1,034	0.88%
Total Interest Bearing Deposits	2,853,383	929	0.13%	2,468,897	2,011	0.32%
Subordinated Debentures	10,310	78	3.00%	10,310	83	3.20%
Total Interest Bearing Liabilities	2,863,693	$1,007	0.14%	2,479,207	$2,094	0.34%
Interest Rate Spread (4)			3.21%			3.67%
Demand Deposits (Non-Interest Bearing)	1,655,738			1,279,142
All Other Liabilities	68,564			60,812
Total Liabilities	4,587,995			3,819,161

Shareholders’ Equity	447,588			411,304
Total Liabilities & Shareholders’ Equity	$5,035,583			$4,230,465
Net Interest Income and Margin on Total Earning Assets (5)		39,195	3.27%		37,810	3.80%
Tax Equivalent Adjustment		(104)			(111)
Net Interest Income		$39,091	3.26%		$37,699	3.79%

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

Farmers & Merchants Bancorp
Year-to-Date Average Balances and Interest Rates
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Nine Months Ended Sept. 30, 2021			Nine Months Ended Sept. 30, 2020
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Interest Bearing Deposits with Banks	$620,757	$595	0.13%	$286,049	$1,093	0.51%
Investment Securities:
U.S. Treasury Notes	12,071	212	2.35%	19,897	267	1.79%
U.S. Government Agency SBA	7,590	41	0.72%	9,799	94	1.28%
Municipals - Taxable	15,662	445	3.79%	11,362	359	4.21%
Obligations of States and Political Subdivisions - Non-Taxable (1)	52,816	1,562	3.94%	52,741	1,587	4.01%
Mortgage-Backed Securities	738,454	9,396	1.70%	445,336	8,432	2.52%
Other	45,970	687	1.99%	10,747	64	0.79%
Total Investment Securities	872,563	12,343	1.89%	549,882	10,803	2.62%

Loans & Leases: (2)
Real Estate	2,131,071	75,041	4.71%	1,885,455	71,031	5.03%
Home Equity Lines & Loans	32,417	1,083	4.47%	39,162	1,447	4.94%
Agricultural	229,862	7,758	4.51%	264,528	10,180	5.14%
Commercial	365,744	12,567	4.59%	378,272	13,810	4.88%
Consumer	9,388	1,010	14.38%	13,294	619	6.22%
Other (3)	194,295	8,245	5.67%	209,653	3,521	2.24%
Leases	100,347	4,135	5.51%	105,880	4,272	5.39%
Total Loans & Leases	3,063,124	109,839	4.79%	2,896,244	104,880	4.84%
Total Earning Assets	4,556,444	$122,777	3.60%	3,732,175	$116,776	4.18%

Unrealized Gain on Securities Available-for-Sale	5,431			16,096
Allowance for Credit Losses	(59,971)			(55,190)
Cash and Due From Banks	68,755			61,588
All Other Assets	255,847			238,898
Total Assets	$4,826,506			$3,993,567

Liabilities & Shareholders’ Equity
Interest Bearing Deposits:
Interest Bearing DDA	$1,002,267	$869	0.12%	$761,437	$1,342	0.24%
Savings and Money Market	1,336,826	1,136	0.11%	1,091,672	2,280	0.28%
Time Deposits	408,730	1,195	0.39%	503,319	3,991	1.06%
Total Interest Bearing Deposits	2,747,823	3,200	0.16%	2,356,428	7,613	0.43%
Federal Home Loan Bank Advances	-	-	0.00%	1	-	0.00%
Subordinated Debentures	10,310	236	3.06%	10,310	296	3.83%
Total Interest Bearing Liabilities	2,758,133	$3,436	0.17%	2,366,739	$7,909	0.45%
Interest Rate Spread(4)			3.44%			3.73%
Demand Deposits (Non-Interest Bearing)	1,567,089			1,169,333
All Other Liabilities	64,439			61,024
Total Liabilities	4,389,661			3,597,096

Shareholders’ Equity	436,845			396,471
Total Liabilities & Shareholders’ Equity	$4,826,506			$3,993,567
Net Interest Income and Margin on Total Earning Assets (5)		119,341	3.50%		108,867	3.90%
Tax Equivalent Adjustment		(324)			(327)
Net Interest Income		$119,017	3.49%		$108,540	3.88%

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

Farmers & Merchants Bancorp
Volume and Rate Analysis of Net Interest Revenue
(Interest and Rates on a Taxable Equivalent Basis)
(in thousands)

	Three Months Ended Sept. 30, 2021 compared to Sept. 30, 2020			Nine Months Ended Sept. 30, 2021 compared to Sept. 30, 2020
Interest Earning Assets	Volume	Rate	Net Chg.	Volume	Rate	Net Chg.
Interest Bearing Deposits with Banks	$193	$54	$247	$696	$(1,194)	$(498)
Investment Securities:
U.S. Treasuries	(78)	47	(30)	(123)	68	(55)
U.S. Government Agency SBA	(14)	4	(10)	(31)	(22)	(53)
Municipals - Taxable	(42)	28	(15)	117	(31)	86
Obligations of States and Political Subdivisions - Non-Taxable	2	(23)	(21)	2	(27)	(25)
Mortgage-Backed Securities	700	(330)	370	1,922	(958)	964
Other	55	24	79	427	197	623
Total Investment Securities	623	(250)	373	2,313	(773)	1,540

Loans & Leases:
Real Estate	2,490	(1,329)	1,161	7,936	(3,926)	4,010
Home Equity Lines & Loans	(62)	(0)	(63)	(198)	(167)	(364)
Agricultural	(576)	(152)	(728)	1,035	(3,457)	(2,422)
Commercial	136	(403)	(266)	(481)	(762)	(1,243)
Consumer	(54)	(12)	(65)	(226)	617	391
Other(1)	(1,915)	1,638	(277)	(277)	5,002	4,724
Leases	(131)	48	(83)	(230)	92	(137)
Total Loans & Leases	(113)	(209)	(321)	7,559	(2,601)	4,958
Total Earning Assets	703	(405)	299	10,569	(4,568)	6,001

Interest Bearing Liabilities
Interest Bearing Deposits:
Interest Bearing DDA	231	(321)	(90)	782	(1,255)	(473)
Savings and Money Market	134	(382)	(248)	698	(1,842)	(1,144)
Time	(179)	(565)	(744)	(954)	(1,842)	(2,796)
Total Interest Bearing Deposits	186	(1,268)	(1,082)	526	(4,939)	(4,413)
Subordinated Debentures	-	(5)	(5)	-	(60)	(60)
Total Interest Bearing Liabilities	186	(1,273)	(1,087)	526	(4,999)	(4,473)
Total Change on a Tax Equivalent Basis	$517	$868	$1,386	$10,043	$431	$10,474
(1) Includes CARES Act Small Business Administration Paycheck Protection Progam loans.
Notes:  Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total “net change.”  The above figures have been rounded to the nearest whole number.

Third Quarter 2021 vs. Third Quarter 2020
Net interest income for the third quarter of 2021 increased 3.7% or $1.4 million to $39.1 million. On a fully taxable equivalent basis, net interest income increased 3.7% and totaled $39.2 million for the third quarter of 2021. As more fully discussed below, the increase in net interest income was due primarily to a $796.6 million increase in average earning assets offset by a 53 basis point decrease in the net interest margin.

Net interest income on a taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as the net interest margin. For the quarter ended September 30, 2021, the Company’s net interest margin was 3.27% compared to 3.80% for the quarter ended September 30, 2020. This decrease in net interest margin was due primarily to a 66 basis point decrease in yield on earning assets offset somewhat by a 20 basis point decrease in the cost of interest bearing liabilities.

Average loans & leases totaled $3.1 billion for the quarter ended September 30, 2021; a decrease of $20.4 million compared to the average balance for the quarter ended September 30, 2020. Loans & leases decreased from 77.9% of average earning assets at September 30, 2020 to 64.4% at September 30, 2021. The annualized yield on the Company’s loan & lease portfolio decreased slightly to 4.67% for the quarter ended September 30, 2021, compared to 4.70% for the quarter ended September 30, 2020. This decrease in the current quarter as compared to the same quarter last year was due to the decline in rates across loan types due to an overall drop in market interest rates offset by an increase in PPP loans earning at a rate of 5.78% as compared to 2.76% in the third quarter of 2020. This increase in yield on PPP loans was due to the SBA’s forgiveness of a significant volume of these loans during the third quarter of 2021, which resulted in a large amount of deferred loan fees being accreted into income during the quarter.

A lower yield, when combined with the impact of a decrease in average loan & lease balances, resulted in interest revenue from loans & leases decreasing slightly by 3 basis points to $36.1 million. The Company continues to experience aggressive competitor pricing for loans & leases to which it may need to continue to respond in order to retain key customers. This could place negative pressure on future loan & lease yields and net interest margin.

The investment portfolio is the other main component of the Company’s earning assets. Historically, the Company has invested primarily in: (1) mortgage-backed securities issued by U.S. government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than seven years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans & leases, the yield earned on investments is generally less than that of loans & leases.

Average investment securities totaled $836.6 million for the quarter ended September 30, 2021; an increase of $275 million compared to the average balance for the quarter ended September 30, 2020. The average investment portfolio yield, on a tax equivalent (TE) basis, was 1.81% for the quarter ended September 30, 2021, compared to 2.43% for the quarter ended September 30, 2020. This overall decrease in yield was caused primarily by a drop in market interest rates. As a result of the combined impact of these balance and yield changes, tax equivalent interest income on securities increased $373,000 to $3.79 million for the quarter ended September 30, 2021, compared to $3.41 million for the quarter ended September 30, 2020. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2021. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .15% in September 2021 compared to .10% in September 2020. Average interest-bearing deposits with banks for the quarter ended September 30, 2021, was $856.2 million, an increase of $542.1 million compared to the average balance for the quarter ended September 30, 2020. Interest income on interest-bearing deposits with banks for the quarter ended September 30, 2021, increased $247,000 to $328,000 compared to the quarter ended September 30, 2020.

Average interest-bearing liabilities increased $384.5 million or 15.5% during the third quarter of 2021. Of that increase: (1) interest-bearing transaction deposits increased $244.1 million; (2) savings and money market deposits increased $209.2 million; (3) time deposits decreased $68.8 million (see “Financial Condition – Deposits”); (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”). A significant portion of this deposit growth was a result of funds from the SBA PPP being deposited into borrower accounts until those funds will be used for operating expenses.

Total interest expense on interest-bearing deposits was $929,000 for the third quarter of 2021 as compared to $2.0 million for the third quarter of 2020. The average rate paid on interest-bearing deposits was 0.13% for the third quarter of 2021 compared to 0.32% for the third quarter of 2020 due to the significant drop in market interest rates.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
During the first nine months of 2021, net interest income increased 9.65% to $119.0 million, compared to $108.5 million at September 30, 2020. On a fully taxable equivalent basis, net interest income increased 9.62% and totaled $119.3 million at September 30, 2021, compared to $108.9 million at September 30, 2020. As more fully discussed below the increase in net interest income was primarily due to a $824.3 million increase in average earning assets offset by a 40 basis point decrease in the net interest margin.

For the nine months ended September 30, 2021, the Company’s net interest margin was 3.50% compared to 3.90% for the same period in 2020. This decrease in net interest margin was due primarily to a decrease of 0.58% in the yield received on earning assets, offset somewhat by a 28 basis point decrease in the cost of interest-bearing liabilities.

The average balance of loans & leases increased by $166.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The yield on the loan & lease portfolio decreased 5 basis points to 4.79% for the nine months ended September 30, 2021, compared to 4.84% for the nine months ended September 30, 2020. This lower yield offset somewhat the positive impact of increased average loan & lease balances resulting in interest revenue from loans & leases increasing 4.73% or $4.9 million for the first nine months of 2021.

Average investment securities were $872.6 million for the nine months ended September 30, 2021 compared to $549.9 million for the same period in 2020. The average investment portfolio yield, on a tax equivalent basis, for the nine months ended September 30, 2021, was 1.89% compared to 2.62% for the nine months ended September 30, 2020. This overall decrease in yield was caused primarily by a drop in market interest rates. As a result of the combined impact of these balance and yield changes, tax equivalent interest income on securities increased $1.5 million to $12.3 million for nine months ended September 30, 2021 compared to $10.8 million for the nine months ended September 30, 2020. See “Financial Condition – Investment Securities” for a discussion of the Company’s investment strategy in 2021. Net interest income on the Schedule of Year-to-Date Average Balances and Interest Rates is shown on a tax equivalent basis, which is higher than net interest income as reflected on the Consolidated Statements of Income because of adjustments that relate to income on securities that are exempt from federal income taxes.

Interest-bearing deposits with banks and overnight investments in Federal Funds Sold are additional earning assets available to the Company. Interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earn interest at the Fed Funds rate, which was .13% for the nine months ended September 2021, compared to .51% for the nine months ended September 2020. Average interest-bearing deposits with banks for the nine months ended September 30, 2021, was $620.7 million, an increase of $334.7 million compared to the average balance for the nine months ended September 30, 2020. Interest income on interest-bearing deposits with banks for the nine months ended September 30, 2021, decreased $498,000 to $595,000 million compared to the nine months ended September 30, 2020.

Average interest-bearing liabilities increased $391.4 million or 16.5% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Of that increase: (1) interest-bearing transaction deposits increased $240.8 million; (2) savings and money market deposits increased $245.2 million; (3) time deposits decreased $94.6 million (see “Financial Condition – Deposits”); and (4) FHLB advances remained unchanged (see “Financial Condition – Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings”); and (5) subordinated debt remained unchanged (see “Financial Condition – Subordinated Debentures”).

Total interest expense on interest-bearing deposits was $3.2 million for the first nine months of 2021 as compared to $7.6 million for the first nine months of 2020. The average rate paid on interest-bearing deposits was 0.16% in the first nine months of 2021 and 0.43% in the first nine months of 2020, due to the significant drop in market interest rates.

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

The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this, the availability of water in our primary service area was not an issue for the 2021 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

The Company made a $1.25 million provision for credit losses during the first nine months of 2021 compared to $2.0 million for the same period in 2020. Net recoveries during the first nine months of 2021 were $191,000 compared to net charge-offs of $214,000 in the first nine months of 2020. See “Overview – Looking Forward: 2021 and Beyond”, “Critical Accounting Policies and Estimates – Allowance for Credit Losses” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk-Credit Risk” located in the Company’s 2020 Annual Report on Form 10-K.

After reviewing all factors above, management concluded that the allowance for credit losses, as of September 30, 2021 were adequate.

The following table contains the allowance for credit losses for the three and nine-month periods ended September 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$60,229	$55,058	$58,862	$55,012
Charge-Offs	(17)	(25)	(33)	(487)
Recoveries	91	65	224	273
Provision	-	1,700	1,250	2,000
Balance at End of Period	$60,303	$56,798	$60,303	$56,798

The table below breaks out current quarter activity by portfolio segment (in thousands):

September 30, 2021	Commercial Real Estate	Agricultural Real Estate	Real Estate Construction	Residential 1st Mortgages	Home Equity Lines & Loans	Agricultural	Commercial	Consumer & Other	Leases	Unallocated	Total

Year-To-Date Allowance for Credit Losses:
Beginning Balance- December 31, 2020	$27,679	$8,633	$1,643	$960	$2,024	$4,814	$9,961	$333	$1,731	$1,084	$58,862
Charge-Offs	-	-	-	-	-	-	-	(33)	-	-	(33)
Recoveries	-	-	-	74	17	29	83	21	-	-	224
Provision	1,200	794	(210)	(70)	(129)	(238)	738	(23)	(872)	60	1,250
Ending Balance- September 30, 2021	$28,879	$9,427	$1,433	$964	$1,912	$4,605	$10,782	$298	$859	$1,144	$60,303
Third Quarter Allowance for Credit Losses:
Beginning Balance- June 30, 2021	$28,890	$9,107	$1,405	$957	$1,899	$4,552	$9,920	$281	$1,639	$1,579	$60,229
Charge-Offs	-	-	-	-	-	-	-	(17)	-	-	(17)
Recoveries	-	-	-	15	6	24	38	8	-	-	91
Provision	(11)	320	28	(8)	7	29	824	26	(780)	(435)	-
Ending Balance- September 30, 2021	$28,879	$9,427	$1,433	$964	$1,912	$4,605	$10,782	$298	$859	$1,144	$60,303

The Allowance for Credit Losses at September 30, 2021 increased $3.5 million from September 30, 2020 and increased $1.41 million from December 31, 2020. The Company believes that an allowance of 1.92% of gross loans (2.00% when government guaranteed SBA PPP loans are excluded) provides sufficiently for our exposure at the current time.

Changes to the reserve during the first nine months of 2021 are due to: (1) changes in volume by segment and (2) changes in the underlying credit quality of the loan and lease portfolio. Overall: (1) reserves for “Agricultural” and “Agricultural Real Estate” loans (which are currently thought to have more limited COVID-19 loss exposure since agricultural activity has substantially continued) have remained relatively stable or increased due to volume changes; (2) reserves for Commercial Real Estate (where our COVID-19 exposure is thought to be greater since many of these companies and consumers were, and may continue to be, impacted by “non-essential” designations and “shelter-in-place” orders) have been increased; (3) reserves for Commercial loans have increased with volume; and (4) reserves for “Leases” have decreased as that relatively new product segment matures within our portfolio and the risk is perceived to be lower. See “Management’s Discussion and Analysis - COVID-19 (Coronavirus) Disclosure” for additional information of the Company’s COVID-19 exposure.

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

Third Quarter 2021 vs. Third Quarter 2020
Non-interest income increased $321,000 or 7.1% for the three months ended September 30, 2021, compared to the same period of 2020. This increase was primarily due to: (1) a $323,000 increase in debit card/ATM fees; (2) a $154,000 increase in service charges collected on deposit accounts; (3) a $136,000 increase in other miscellaneous non-interest income; (4) an increase of $76,000 in dividends received from the FHLB; (5) a $21,000 increase in value of Bank owned life insurance; and (6) an $18,600 increase in gain on sales of leases. This increase is partially offset by: (1) a $407,000 decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income).

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Non‑interest income increased $5.9 million or 54.3% for the nine months ended September 30, 2021, compared to the same period of 2020. This increase was primarily due to: (1) a $2.5 million increase in gain on the sale of investment securities; (2) a $1.1 million increase in debit card/ATM fees; (3) a $945,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (4) a $687,000 increase in gain on sales of leases; (5) a $177,000 increase in service charges collected on deposit accounts; and (6) a $156,000 increase in dividend income received from FHLB.

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

Third Quarter 2021 vs. Third Quarter 2020
Overall, non-interest expense decreased $198,000 or 1.0% for the three months ended September 30, 2021, compared to the same period in 2020. This decrease was primarily comprised of: (1) a $524,000 decrease in other miscellaneous expenses; (2) a $407,000 decrease in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); and (3) a $182,000 decrease in marketing expenses. These decreases were partially offset by (1) an $847,000 increase in salaries and employee benefits; (2) a $68,000 increase in FDIC insurance.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Non-interest expense increased $7.4 million or 12.2% for the nine months ended September 30, 2021, compared to the same period of 2020. This increase was primarily comprised of: (1) a $5.1 million increase in salaries and employee benefits; (2) a $945,000 increase in the net gain on deferred compensation investments (Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although Generally Accepted Accounting Principles require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income); (3) a $646,000 increase in FDIC insurance; (4) a $385,000 increase in legal expense; (5) a $154,000 increase in marketing expense; and (6) a $125,000 increase in occupancy expense.

Income Taxes
The Bank’s provision for income taxes increased 18.6% to $5.9 million for the third quarter of 2021 compared to the third quarter of 2020. The Company’s effective tax rate for the third quarter of 2021 was 25.10% compared to 25.03% for the third quarter of 2020. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

This section discusses material changes in the Company’s consolidated balance sheet at September 30, 2021, as compared to December 31, 2020, and to September 30, 2020. As previously discussed (see “Overview”), the Company’s consolidated financial condition can be influenced by the seasonal banking needs of its agricultural customers.

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

The Company’s investment portfolio at September 30, 2021, was $883.8 million compared to $638.4 million at the end of 2020, an increase of $245.3 million or 38.4%. At December 31, 2020, the investment portfolio totaled $876.7 million.

The Company’s total investment portfolio currently represents 17.3% of the Company’s total assets as compared to 19.3% at December 31, 2020, and 14.8% at September 30, 2020.

As of September 30, 2021, the Company held $62.9 million of municipal investments, all classified as HTM. Of this balance, $21.3 million were bank-qualified municipal bonds, and $41.6 million were private placement municipal bonds, and CRA qualified investments in our service area. In order to comply with Section 939A of the Dodd-Frank Act, the Company performs its own credit analysis on new purchases of municipal bonds. As of September 30, 2021, all of the Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings were “investment grade.” The Company monitors the status of all municipal investments, and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

Not included in the investment portfolio are interest-bearing deposits with banks and overnight investments in Federal Funds Sold. Interest-bearing deposits with banks consisted of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $804.3 million at September 30, 2021, $317.5 million at December 31, 2020, and $299.6 million at September 30, 2020.

The Company classifies its investments as held-to-maturity (“HTM”), trading, or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. During the first quarter of 2021, $316.9 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value. See “Note 3 – Investment Securities” for additional details regarding the transfer of investment securities. Trading securities are securities acquired for short-term appreciation and are carried at fair value, with unrealized gains and losses recorded in non-interest income. As of September 30, 2021, December 31, 2020, and September 30, 2020, there were no securities in the trading portfolio. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.

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

Overall, the Company’s loan & lease portfolio at September 30, 2021, totaled $3.1 billion, an increase of $27.9 million or 0.9% over September 30, 2020. Exclusive of SBA PPP loans, the loan portfolio grew $253.9 million, or 9.2%, over September 30, 2020. This increase in the non-PPP loan portfolio occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. No assurances can be made that this growth in the loan & lease portfolio will continue. Loans & leases at September 30, 2021 increased $40.2 million from $3.1 billion at December 31, 2020.

The following table sets forth the distribution of the loan & lease portfolio by type and percent as of the periods indicated.

(in thousands)	September 30, 2021		December 31, 2020		September 30, 2020
Commercial Real Estate	$1,126,230	35.7%	$971,326	31.2%	$887,999	28.4%
Agricultural Real Estate	656,337	20.8%	643,014	20.7%	639,172	20.4%
Real Estate Construction	178,451	5.7%	185,741	6.0%	186,623	6.0%
Residential 1st Mortgages	309,728	9.8%	299,379	9.6%	293,489	9.4%
Home Equity Lines & Loans	31,664	1.0%	34,239	1.1%	35,875	1.1%
Agricultural	235,085	7.5%	264,372	8.5%	252,031	8.1%
Commercial	394,326	12.5%	374,816	12.0%	367,052	11.7%
Consumer & Other (1)	129,665	4.1%	235,529	7.6%	359,697	11.5%
Leases	90,022	2.9%	103,117	3.3%	105,511	3.4%
Total Gross Loans & Leases	3,151,508	100.0%	3,111,533	100.0%	3,127,449	100.0%
Less: Unearned Income	11,707		11,941		15,518
Subtotal	3,139,801		3,099,592		3,111,931
Less: Allowance for Credit Losses	60,303		58,862		56,798
Net Loans & Leases	$3,079,498		$3,040,730		$3,055,133
(1) Includes CARES Act Small Business Administration Paycheck Protection Program loans of $121,182, $224,309 and $347,180 as of September 30, 2021, December 31,2020 and September 30, 2020, respectively.

Classified Loans & Leases and Non-Performing Assets
All loans & leases are assigned a credit risk grade using grading standards developed by bank regulatory agencies. See “Results of Operations - Provision and Allowance for Credit Losses” for more detail on risk grades. The Company utilizes the services of a third-party independent loan & lease review firm to perform evaluations of individual loans & leases and review the credit risk grades the Company places on loans & leases. Loans & leases that are judged to exhibit a higher risk profile are referred to as “classified” and these loans & leases receive increased management attention. As of September 30, 2021, classified loans totaled $16.8 million compared to $18.6 million at December 31, 2020, and $20.8 million at September 30, 2020.

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

Non-Accrual Loans & leases - Accrual of interest on loans & leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans & leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans & leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 2021, non-accrual loans & leases totaled $516,000. At December 31, 2020 and September 30, 2020, non-accrual loans & leases totaled $495,000 and $498,000, respectively.

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

As of September 30, 2021, restructured loans & leases on accrual totaled $7.6 million as compared to $7.9 million at December 31, 2020, and $7.9 million at September 30, 2020.

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

Non-Performing Assets
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Non-Performing Loans & Leases	$516	$495	$498
Other Real Estate	873	873	873
Total Non-Performing Assets	$1,389	$1,368	$1,371
Non-Performing Loans & Leases
as a % of Total Loans & Leases	0.02%	0.02%	0.02%
Restructured Loans & Leases (Performing)	$7,631	$7,868	$7,890

Although management believes that non-performing loans & leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.  Specific reserves of $0, $92,000, and $92,400 have been established for non-performing loans & leases at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Foregone interest income on non-accrual loans & leases, which would have been recognized during the period, if all such loans & leases had been current in accordance with their original terms, totaled $35,700 $22,000 and $15,530 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

The Company reported $873,000 of ORE at September 30, 2021, December 31, 2020, and September 30, 2020.

Except for: (i) those classified and non-performing loans & leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act and H.R. 133, the Company’s management is not aware of any loans or leases as of June 30, 2021, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 was once again dry. Despite this, the availability of water in our primary service area was not an issue for the 2021 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The Company’s deposit balances at September 30, 2021, have increased $753.6 million or 19.8% compared to September 30, 2020. In addition to the Company’s ongoing business development activities for deposits, the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the PPP depositing loan proceeds into their deposit accounts until those funds are used for operating expenses.

Although total deposits have increased 19.8% since September 30, 2020, importantly, low cost transaction accounts have grown at a strong pace as well:

•	Demand and interest-bearing transaction accounts increased $619 million or 28.8% since September 30, 2020.
•	Savings and money market accounts have increased $201 million or 16.7% since September 30, 2020.
•	Time deposit accounts have decreased $66.4 million or 14.4% since September 30, 2020.

The Company’s deposit balances at September 30, 2021, have increased $508.1 million or 12.5% compared to December 31, 2020. Interest-bearing transaction accounts increased by $394 million or 16.6%, savings and money market deposits increased 11.3% or $142.1 million and time deposit accounts decreased by $28 million or 6.6%.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure, and as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB Advances at September 30, 2021, December 31, 2020, or September 30, 2020. There were no Federal Funds purchased or advances from the FRB at September 30, 2021, December 31, 2020, or September 30, 2020.

As of September 30, 2021, the Company has additional borrowing capacity of $749.5 million with the Federal Home Loan Bank and $467.8 million with the Federal Reserve Bank. Any borrowings under these lines would be collateralized with loans that have been accepted for pledging at the FHLB and FRB.

Long-Term Subordinated Debentures
On December 17, 2003, the Company raised $10 million through an offering of trust-preferred securities (“TPS”). See Financial Condition located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2020 Annual Report on Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our TPS will continue to qualify as regulatory capital (See “Capital”). These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly and were 2.97% as of September 30, 2021, 3.08% at December 31, 2020, and 3.10% at September 30, 2020. The average rate paid for these securities for the first nine months of 2021 was 3.06% and 3.83% for the first nine months of 2020. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $454.2 million at September 30, 2021, $423.7 million at December 31, 2020, and $416.9 million at September 30, 2020.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The minimum capital level requirements applicable to the Company and the Bank are: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets (“RWA”); (ii) a Tier 1 capital ratio of 6% of RWA; (iii) a total capital ratio of 8% of RWA; and (iv) a Tier 1 leverage ratio of 4% of total assets. A “capital conservation buffer” of 2.5% above each of the regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0% of RWA; (ii) a Tier 1 capital ratio of 8.5% of RWA; and (iii) a total capital ratio of 10.5% of RWA. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The Company’s subordinated debentures issued in 2003 continue to be counted as Tier 1 capital.

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

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Company:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital Ratio	$497,797	13.28%	$299,941	8.0%	N/A	N/A
Common Equity Tier 1 Capital Ratio	$440,761	11.76%	$168,717	4.5%	N/A	N/A
Tier 1 Capital Ratio	$450,761	12.02%	$224,956	6.0%	N/A	N/A
Tier 1 Leverage Ratio	$450,761	8.97%	$200,908	4.0%	N/A	N/A

(in thousands)	Actual		Current Regulatory Capital Requirements		Well Capitalized Under Prompt Corrective Action
The Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital Ratio	$497,783	13.28%	$299,906	8.0%	$374,883	10.0%
Common Equity Tier 1 Capital Ratio	$450,753	12.02%	$168,697	4.5%	$243,674	6.5%
Tier 1 Capital Ratio	$450,753	12.02%	$224,930	6.0%	$299,906	8.0%
Tier 1 Leverage Ratio	$450,753	8.98%	$200,850	4.0%	$251,063	5.0%

Loans originated under the SBA’s PPP are assigned a risk-weighting of 0% so they have no impact on the Company’s RBC ratios.  However, they are fully includable in the tier 1 leverage capital ratio calculation, which has resulted in a short-term reduction in that ratio (until the PPP loans are forgiven).  Had the Company not participated in the PPP program, the net result would have been a 26 basis point improvement to the September 30, 2021 tier 1 leverage capital ratio, increasing the ratio to 9.23%.

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

There were no stock repurchases during the first nine months of 2021 or 2020. The remaining dollar value of shares that may yet be purchased under the Company’s Common Stock Repurchase Plan is approximately $20 million.

On November 23, 2020, the Board of Directors of Farmers & Merchants Bancorp approved, and all applicable regulators provided statements of non-objection regarding, the Company’s repurchase and retirement of up to $8.5 million of its outstanding common stock during the fourth quarter of 2020 and the first half of 2021. These repurchases were done outside of the Company’s current repurchase plan.  All repurchases were made at the then prevailing market prices. The Company did not repurchase shares during the first nine months of 2021. During the fourth quarter of 2020 the Company repurchased $2.8 million of shares from shareholders.

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

The Company did not issue any new shares during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company issued 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. These shares were issued at a price of $770.00 per share based upon a valuation completed by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital.

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

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Commitments to Extend Credit	$1,058,760	$1,040,844	$969,258
Letters of Credit	19,391	18,846	19,816
Performance Guarantees Under Interest Rate Swap Contracts Entered Into Between Our Borrowing Customers and Third Parties	1,808	2,786	3,797

The Company’s exposure to credit loss in the event of non-performance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at September 30, 2021, December 31, 2020, and September 30, 2020. We do not anticipate any material losses as a result of these transactions.

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

Management believes, that based upon the preceding methodology, and using information currently available, the allowance for credit losses at September 30, 2021, was adequate. No assurances can be given that future events may not result in increases in delinquencies, non-performing loans & leases, or net loan & lease charge-offs that would require increases in the provision for credit losses and thereby adversely affect the results of operations.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 200 basis point upward and a 100 basis point downward shift in interest rates. A shift in rates over a 12-month period is assumed. Results that exceed policy limits, if any, are analyzed for risk tolerance and reported to the Board with appropriate recommendations. At September 30, 2021, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was an increase in net interest income of 3.4% if rates increase by 200 basis points and a decrease in net interest income of 0.9% if rates decline 100 basis points. Comparatively, at December 31, 2020, the Company’s estimated net interest income sensitivity to changes in interest rates, as a percent of net interest income was a decrease in net interest income of .03% if rates increase by 200 basis points and a decrease in net interest income of .2% if rates decline 100 basis points.

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

The Company’s principal operating sources of liquidity include (see “Item 8. Financial Statements and Supplementary Data – Consolidated Statements of Cash Flows” of the Company’s 20 Annual Report on Form 10-K) cash and cash equivalents, cash provided by operating activities, principal payments on loans & leases, proceeds from the maturity or sale of investments, and growth in deposits. To supplement these operating sources of funds the Company maintains Federal Funds credit lines of $118 million and repurchase lines of $112 million with major banks. As of September 30, 2021, the Company has additional borrowing capacity of $749.5 million with the FHLB and $467.8 million with the FRB. Borrowings under these lines are collateralized with loans or securities that have been accepted for pledging at the FHLB and FRB.

At September 30, 2021, the Company had available sources of liquidity, which included cash and cash equivalents and unpledged investment securities AFS of approximately $1.8 billion, which represents 34.7% of total assets.

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

There were no shares repurchased by Farmers & Merchants Bancorp during the first nine months of 2021. The remaining dollar value of shares that may yet be purchased under the Company’s Stock Repurchase Plan is approximately $20.0 million.

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

FARMERS & MERCHANTS BANCORP

Date: November 8, 2021	/s/ Kent A. Steinwert

Kent A. Steinwert
Chairman, President
& Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	/s/ Stephen W. Haley

Stephen W. Haley
Executive Vice President and
Chief Financial Officer
(Principal Financial & Accounting Officer)