Form 10-K
period 2021-12-31
FARMERS & MERCHANTS BANCORP
filed 2022-03-16
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to_____________
Commission File Number:  000-26099
FARMERS & MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)
Delaware	94-3327828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Pine Street, Lodi, California	95240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (209) 367-2300
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2021 (based on the last reported trade on June 30, 2021) was $605,182,616.
The number of shares of Common Stock outstanding as of February 28, 2022: 785,146
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

FARMERS & MERCHANTS BANCORP
FORM 10-K

Introduction – Forward Looking Statements

This Annual Report on Form 10-K contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning Farmers & Merchants Bancorp’s (together with its subsidiaries, the “Company”, “FMCB”, or “we”) operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include, but are not limited to, the following: (1) economic conditions in the mid Central Valley or the East Bay region of San Francisco in California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) the possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (9) water management issues in California and the resulting impact on the Company’s agricultural and industrial customers; (10) expansion into new geographic markets and new lines of business; (11) the impact of COVID-19 (Coronavirus) on the Company and its customers (see COVID-19 Disclosure below); (12) the impact of changes in Federal and State taxation policies and rates; and (13) other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

COVID-19 (Coronavirus) Disclosure

In an attempt to slow the accelerating spread of COVID-19, the first cities and counties in Northern California were placed under “shelter-in-place” orders on March 16, 2020. By March 19, 2020, the Governor had placed the entire state under these orders. Since that time, most California counties, including those in which the Company operates, have been in various levels of lockdown. The Governor has developed guidelines as to when a given county can re-open certain business and other activities, but all counties in which the Company operates remain under some level of restrictions. Businesses have been designated as either “essential” or “non-essential” with restrictions on non-essential businesses being greater than on essential businesses. During 2021, economic activities have improved for our clients as vaccination rates increased and governmental restrictions were eased across the markets we serve. However, the COVID-19 virus continues to develop new strains, such as the Delta variant and the Omicron variant, which have increased infection rates, especially among unvaccinated persons. These variants led to governmental agencies re-imposing restrictions, which again affected economic activities. The State of California announced a relaxation of most of these restrictions in February 2022. However, no assurances can be given as to whether such restrictions might be re-imposed at a later time and what the continuing economic impact will be on the markets we serve.

Designated as an “essential business”, Farmers & Merchants Bank of Central California (the “Bank” or “FMB”) has kept all branches open and maintained regular business hours during all of 2020 and 2021. Staffing levels have remained stable during the pandemic.

Impact on the Banking Industry

On March 27, 2020, Congress signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) into law, and on December 21, 2020 this original legislation was amended and extended by the passage of the Consolidated Appropriations Act of 2021 (“H.R. 133”). The primary impact of this collective legislation, as well as related federal and state regulatory actions, is as follows:

•
Paycheck Protection Program (“PPP”)—The Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations over the next several months (H.R. 133 reduced the number of employees to 300 for “second draw” PPP loans). These government-guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA can forgive them after eight or twenty-four weeks. In January 2021, the SBA introduced a second round of PPP loans as directed by Congress.  Although these loans carry a nominal interest rate of 1%, the SBA will pay the banks an origination fee of 1-5% depending on the size of the loan. All fees have been capitalized and are being accreted over the life of the loans. The Bank has received $17.9 million in fees from the SBA and has accreted $15.3 million of these fees into interest income as of December 31, 2021.  The Company expects to accrete the remaining $2.6 million in fees over the first half of 2022.  The PPP ended as to new loans on May 31, 2021.

•
Main Street Lending Program (“MSLP”)—The Federal Reserve Bank is administering a program to provide up to $600 billion of credit to small and medium-sized eligible businesses that were in sound financial condition before COVID-19 and that were either unable to access the PPP or that required additional financial support after receiving a PPP loan. These loans are not forgivable. The MSLP offers loans up to $300 million for businesses with up to 15,000 employees or $5 billion in annual revenues. Loans have five-year terms, bear an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 3%, and provide for deferral of principal for two years and interest for one year. If sold, lenders are required to retain 5% of each loan with the remaining 95% sold to the Federal Reserve Bank. The MSLP ended as to new loans on January 8, 2021. The Company registered as an eligible lender under the MSLP, but did not make any loans under the program.

•
Temporary Relief from Troubled Debt Restructurings—The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to troubled debt restructurings (“TDRs”) to account for the effects of COVID-19. The Bank actively worked with existing borrowers to restructure loans generally for up to six months, moving to either interest-only payments or full deferral of principal and interest payments. After the deferral period ended, any deferred amounts were added to the final principal balance. We believe that these actions assisted our clients as they navigated the negative economic impact of the pandemic, but no assurances can be given that at some time in the future these loans will not be required to be accounted for as a TDR.  This provision of the CARES Act expired on January 1, 2022.  See Note 5, located in “Item 8. Financial Statements and Supplementary Data.”

•
Foreclosure Actions—The CARES Act and H.R. 133 restricted the ability of financial institutions to exercise their foreclosure rights on residential and multi-family properties backed by federally guaranteed mortgage loans. The State of California went further and temporarily suspended all residential and commercial foreclosures through December 31, 2021. The Company actively worked with its clients to provide payment relief during the suspension period.

•
CECL Implementation Deferral—The Company was originally scheduled to implement ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”) as of January 1, 2020. The CARES Act and H.R. 133 provided the election to defer CECL implementation until January 1, 2022. In addition, the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company elected to delay CECL implementation until January 1, 2022 and adopted it accordingly.

Impact on Farmers & Merchants Bancorp and Farmers & Merchants Bank of Central California

The Company is exposed to risks and uncertainties associated with the COVID-19 disease and any such variants, including but not necessarily limited to the following:

•	Our ability to maintain staff levels to operate key activities of our business;
•
Our earnings may be affected by borrowers that cannot make payments on their loans. We have credit exposure to industries that have been impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 and such variants (e.g., hotels, movie theaters, health clubs and restaurants); or (2) continuing levels of restrictions imposed by local, state and federal officials (e.g., small businesses previously determined to be “non-essential”).

•	Our liquidity position may be affected by a significant and unusual outflow of deposits or drawdown of loans.

The Company believes that it is well positioned to respond to risks associated with the COVID-19 disease and such variants from a financial position as of December 31, 2021, including but not necessarily limited to the following:

ꟷ	Held a strong liquidity position of $1.72 billion in cash and investment securities;
ꟷ	Maintained strong asset quality with only $516,000 of non-performing loans, and a negligible delinquency ratio of 0.03% of total loans;
ꟷ	Increased our total risk-based capital ratio to 13.19%;
ꟷ	Increased the allowance for credit losses to $61 million or 1.88% total loans and leases (1.92% exclusive of government fully-guaranteed loans issued under the SBA’s PPP); and
ꟷ	Achieved a return on average assets of 1.35% and a return on average equity of 15.00% for all of 2021.

Our credit exposure to the “Hospitality” (primarily hotels) and “Entertainment” (primarily restaurants, health clubs and movie theaters) industries totals $183.1 million in loans and leases outstanding at December 31, 2021. This represents 5.7% of total loans and leases outstanding and 39.5% of total shareholders’ equity, both measures that are thought to be reasonable when compared to our peers. Most of these loans were underwritten with an original LTV of 50-70% on the underlying real estate, providing us adequate collateral coverage, and have financially strong guarantors with liquidity that provides additional protection. Over and above the impact on the Hospitality and Entertainment industries, during 2020 and 2021, there has been a general economic slowdown because of the continuing levels of restrictions on economic activity. The Central Valley of California may be in a better position than other areas to weather this impact because agricultural activity has substantially continued at the level existing before the pandemic.

We continue to monitor and work closely with our borrowers to best position them to address potential negative effects the COVID-19 disease and such variants might have on economic activities generally and their business activities specifically.  We believe that these actions, including participation in restructurings as allowed under the CARES Act and H.R. 133 guidelines, have assisted these borrowers to address such negative economic effects, but no assurances can be given that these borrowers will be able to continue to perform according to the terms and conditions of their loans to the extent that the economy continues to be negatively impacted by the pandemic.

PART I

Item 1.	Business

Organizational Structure

Farmers & Merchants Bancorp is a Delaware registered bank holding company organized in 1999.  As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”) and by the California Department of Financial Protection and Innovation (“DFPI”).  The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”  The Company’s outstanding common stock as of December 31, 2021, consisted of 789,646 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding.

During 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 10 “Long-Term Subordinated Debentures” located in Item 8. “Financial Statements and Supplementary Data” in this Annual Report of Form 10-K.

The Company operates all financial service activities through its wholly-owned banking subsidiary, Farmers & Merchants Bank of Central California, which was organized in 1916.  The Bank was incorporated under the laws of the State of California as a non-FRB member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank’s two wholly-owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corporation. Farmers & Merchants Investment Corporation is currently dormant and Farmers/Merchants Corporation acts as trustee on deeds of trust originated by the Bank.  The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, as amended (“FDIA”), up to applicable limits. See “Supervision and Regulation – Deposit Insurance”.

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

Market Area

The Company’s primary service area is the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties, and the east region of the San Francisco Bay Area including Napa, Alameda, and Contra Costa counties.  The Company operates 29 full-service branches and 3 stand-alone ATMs. The Company’s market areas include the following Metropolitan Statistical Areas (“MSA”), which most recent data as of January 18, 2022:

•
The Sacramento MSA (Sacramento County Only), with branches in Sacramento, Elk Grove, Galt and Walnut Grove.  This county had a Population of 1.6 million and a Per Capita Income of approximately $58,307. The MSA includes significant employment in the following sectors: government, education & health trade, and transportation & utilities. Unemployment was at 4.8%.

•
The Stockton-Lodi MSA, with branches in Lodi, Linden, Stockton, Lockeford and Manteca. This MSA had a Population of 0.77 million and a Per Capita Income of approximately $51,816. The MSA includes significant employment in the following sectors: trade, transportation & utilities, government, and education & health services. Unemployment was at 6.6%.

•
The Vallejo-Fairfield MSA (Rio Vista Only, census tract 2535.00), with branches in Rio Vista. This census tract had a Population of 9,221 and a Weighted Average of Median Family Income of $64,022. The city includes significant employment in the following industries: agriculture, manufacturing, tourism and other services. Unemployment was at 6.7%.

•
The Modesto MSA, with branches in Modesto, Riverbank and Turlock.  This MSA had a Population of 0.55 million and a Per Capita Income of approximately $48,954. The MSA includes significant employment in the following sectors: trade, transportation & utilities, educational & health services, and government. Unemployment was at 6.2%.

•
The Merced MSA, with branches in Hilmar and Merced.  This MSA had a Population of 0.28 million and a Per Capita Income of approximately $43,914. The MSA includes significant employment in the following sectors: government, trade, transportation & utilities, and farming. Unemployment was at 7.6%.

•
The Oakland-Hayward-Berkeley MD, with branches in Concord, Walnut Creek, and Oakland.  This MSA had a Population of 2.8 million and a Per Capita Income of approximately $89,201. The MSA includes significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.4%.

•
The Napa MSA, with a branch in Napa.  This MSA had a Population of 0.14 million and a Per Capita Income of approximately $82,408. The MSA includes significant employment in the following sectors: manufacturing, leisure & hospitality, trade, and transportation & utilities. Unemployment was at 4.2%.

Through its network of banking offices, the Company emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium-sized businesses, a broad range of retail banking services are also made available to the local consumer market.

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

The market shares of the Bank and its largest competitors in the eight counties in California in which we operate, ranked by deposit market share at June 30, 2021 (the most recent data available), as reported by S&P Global Market Intelligence, are as follows:

Largest Competitor	Number of Branches	Deposit Market Share
Wells Fargo Bank	102	20.54%
Bank of the West	52	15.42%
Bank of America	82	14.01%
JPMorgan Chase Bank	90	10.46%
U.S Bank	45	8.91%
F&M Bank	28	2.85%
Union Bank	12	2.83%

Human Capital Resources

As of December 31, 2021, we employed 373 full-time equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2021, salaries and employee benefits expense totaled $64 million, representing 70% of our total non-interest expense. Expenses related to education, training, recruiting and placement exceeded $300,000 for the three-year period ended December 31, 2021.

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

We are firmly committed to providing equal employment and advancement opportunities to all qualified individuals and will not tolerate any discrimination or harassment of any kind. Team members are encouraged to immediately report any discrimination or harassment to their supervisor and human resources.

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

We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Many of our locations employ badges and keypads to enter or to enter restricted areas of locations that have a public presence. As a company having been designated as an “essential industry” during the COVID-19 pandemic, we focused on safety and health regimens that are designed to protect our employees who have reported to work during this difficult time. This has resulted in our ability to keep all of our branches open for business while providing a safe work environment for our employees.

Each year our annual planning and budgeting process involves an assessment of staffing levels and skills and results in the development of targets for recruitment and training. In addition, our Board of Directors reviews all succession plans in place for key personnel.

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

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually we use outside survey firms to provide information on market pay. We also pay performance-based bonuses to our employees. During 2021, total bonus compensation amounted to over 30% of base salaries. We believe that this “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate in our Profit Sharing Plan after 1 year of service and having worked at least 1,000 hours. The Company makes contributions equal to 5% of the employee’s eligible compensation and discretionary contributions determined annually by the Board of Directors. This is not a matching based program; employees receive these contributions regardless of whether they make individual contributions to our 401(K) program. During 2021 total expenses for the profit sharing plan amounted to over 10% of base salaries, a level that we believe helps us in recruitment and retention.

Medical and Other Benefits
In addition to competitive salaries, incentives and retirement benefits, we provide comprehensive medical, dental, and vision plans, health savings accounts, paid sick time, long-term disability, basic life and AD&D insurance, flexible spending accounts, and employee assistance and wellness programs.

Training

Job Related
We support team members, should they wish to continue their education in subjects and fields that are directly related to our operations, activities, and objectives. We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. To further this goal, we reimburse tuition and certain fees for satisfactory completion of approved educational courses and certain certifications. Included are college credit courses at accredited colleges and universities, continuing education courses and certification exams.

Diversity and Inclusion
To foster a deeper understanding regarding diversity and inclusion, the Company assigns all employees diversity and inclusion training - Diversity Made Simple. The diversity course is mandatory for all staff. As of December 31, 2021, all employees have met their diversity and inclusion training obligations.

Harassment Prevention
The Company assigns all employees prohibitive harassment training. Every two years nonsupervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion.  Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2021, all employees have met their harassment prevention training requirements.

Performance Evaluation
The Company has implemented a Performance Planning, Coaching and Evaluation (“PPC&E”) system that requires each year that employees and their managers establish detailed goals and objectives. Annually, employees are reviewed relative to their progress in achieving those goals, with the objective of reducing performance surprises and encouraging behavior that is consistent with Company objectives. We believe that this PPC&E discipline is important in retaining and growing our employees.

Government Policies

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans and leases extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession, unemployment, and the monetary policy of the FRB. The impact that changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and such as maximum employment, stable prices, and moderate long-term interest rates) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.

The actions of the FRB in these areas influence the growth of bank loans and leases, investments, and deposits and affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation or regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the Deposit Insurance Fund and clients of insured depository institutions and not for the benefit of stockholders of the Company. This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company’s operations are subject to extensive regulation and examination by the FRB. The Company is required to file with the FRB quarterly and annual reports and such additional information as the FRB may require pursuant to the BHCA. The FRB conducts periodic examinations of the Company.

The FRB may require that the Company terminate an activity, terminate control of, liquidate, or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, the Company must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the FRB, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the FRB to maintain certain levels of capital. See “Capital Standards”.

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

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy, that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

The Company is not a financial holding company for purposes of the BHCA.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

The Company’s common stock are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

The Bank
The Bank, as a California-chartered non-FRB member bank, is subject to primary supervision, periodic examination and regulation by the DFPI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.

Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans and leases, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Standards”.

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

•
changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund and increasing the floor on the size of the FDIC’s Deposit Insurance Fund;

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

On May 24, 2018 President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks.

The Economic Growth Act’s highlights include improving consumer access to mortgage credit that, among other things: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) do not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s (“HMDA”) expanded data disclosures (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how Truth in Lending Disclosure (“TRID”) rules apply to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use; and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifies ADC status. In addition, the Economic Growth Act’s highlights also include regulatory relief for certain institutions, including among other things, simplifying capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%.

Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the BHCA if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.

The Economic Growth Act also added certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and created an identity theft protection database. The Economic Growth Act also made changes applicable to bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests, exempts from stress test requirements entirely banks with under $100 billion in assets, and required the federal banking regulators , within 180 days of passage, to raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion. The Economic Growth Act also added certain protections for student borrowers.

Some aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. In addition, the Economic Growth Act modified several provisions in the Dodd-Frank Act, but these remain subject to implementing regulations. Although the reforms primarily target systemically important financial service providers (which the Bank is not), the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the minimum capital ratios applicable to the Company and the Bank:

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that: (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio, changes of which are included in accumulated other comprehensive income or loss.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The Basel III capital rules generally result in higher risk weights for a variety of asset classes. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

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

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for a “well capitalized” institution under the Basel III capital rules on a fully phased-in basis.  With respect to the Bank, the Basel III capital rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA.

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

Prompt Corrective Action (“PCA”)
The FDIA requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

	Well Capitalized	Adequately Capitalized	Under- capitalized	Significantly Under- capitalized	Critically Under- capitalized
Risk-based capital to risk-weighted assets	10.00%+	8.00%+	< 8.00%	< 6.00%	N/A
Tier 1 capital to risk-weighted assets	8.00%+	6.00%+	< 6.00%	< 4.00%	N/A
CET1 capital to risk-weighted assets	6.50%+	4.50%+	< 4.50%	< 3.00%	N/A
Tier 1 leverage capital ratio	5.00%+	4.00%+	< 4.00%	< 3.00%	N/A
Tangible equity to assets	N/A	N/A	N/A	N/A	< 2.00%
Supplemental leverage ratio	N/A	3.00%+	< 3.00%	N/A	N/A

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be operating in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator by the bank regulators.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank to the FDIC. As of December 31, 2021, we met the requirements to be classified as a “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Community Bank Leverage Ratio
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, known as the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is designed to reduce the capital burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community-banking organizations that opt into the framework. The final rule was effective on January 1, 2020.

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

The U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC and failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $143.2 million at December 31, 2021. During 2021, the Bank paid $9.9 million in dividends to the Company.

The FDIC and the DFPI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DFPI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFPI may impose similar limitations on the Bank. See “Prompt Corrective Action” and “Capital Standards”, above, for a discussion of these additional restrictions on capital distributions.

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of the Company or other affiliates, the purchase of, or investments in stock or other securities of the Company or other affiliates, the taking of such securities as collateral for loans and leases, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate as to all affiliates, to 20% of the Bank’s capital and surplus (as defined by federal regulations).

In addition, the Company and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and other specified transactions between the Company or its operating subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices.

Also, the Company and its operating subsidiaries may engage in transactions with affiliates only on terms and under conditions that are substantially the same, or at least as favorable to the Company or its subsidiaries, as those prevailing at the time for comparable transactions with (or that in good faith would be offered to) non-affiliated companies.  California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Prompt Corrective Action”.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation; credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Since the financial crisis of 2008-2009, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk.

In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information system, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cyber-security are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

The Bank’s FDIC premiums were $1.2 million, $517,000, and $624,000 for the three years ended December 31, 2021, 2020, and 2019, respectively. In 2020 and 2019, the Bank’s FDIC premiums were reduced by a one-time small bank assessment credit applied by the FDIC.  This assessment credit was not available in 2021.  Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

Insurance of a bank’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Bank’s primary regulator. Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

Community Reinvestment Act (“CRA”) and Fair Lending
The Bank is subject to certain fair lending requirements involving lending, investing, and other CRA activities. CRA requires each insured depository institution to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to extend within such communities including low and moderate-income neighborhoods. It also requires the institution’s regulators to assess the institution’s performance in meeting the credit needs of its community and to consider such assessment in reviewing applications for mergers, acquisitions, relocation of existing branches, opening of new branches, and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC in May 2019 and the Bank received an overall Outstanding rating in complying with its CRA obligations. On December 12, 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. On May 20, 2020, the OCC issued a final rule for CRA modernization; however, the FDIC did not join the OCC and finalize the rule.

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

Risks Related to COVID-19 Pandemic

The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has, and is expected to, continue to adversely affect our business and results of operations, and the future impacts of the pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain. The COVID-19 continues to cause economic disruption both worldwide and in the markets we serve. The ultimate impacts of COVID-19 are uncertain and could have a material adverse effect on our business, financial condition, liquidity, and results of operations. The extent of these impacts will depend on future developments, including among others, governmental, regulatory, and private sector actions and responses, new information that may emerge concerning the severity of COVID-19, and actions taken to contain or prevent further spread, none of which can be predicted. COVID-19 has and continues to disrupt the business, activities, and operations of our clients, which may result in a significant decrease in our business, negatively impacting our liquidity position and financial results and cause increased risk of delinquencies, defaults, foreclosures, declining collateral values, and other losses.

Our workforce has been, is, and may continue to be, impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and clients, but no assurance can be given that our actions will be adequate. The spread of COVID-19 could also negatively affect availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us.

During 2021, as vaccination rates increased across the markets we serve and governmental restrictions were eased, economic activity has improved. However, the COVID-19 virus continues to develop new strains, such as the Delta and Omicron variants, which have increased infection rates, especially among unvaccinated persons. No assurance can be given that these or other variants of the virus will not lead to stricter governmental restrictions on economic activity or have other materially adverse effects on business and the economy.

Even if the COVID-19 outbreak subsides, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future.

The governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level.  These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur, which could increase the U.S. government’s borrowing costs, and worsen its fiscal challenges, as well as generate upward pressure on interest rates.  This could, in turn, have adverse consequences for our borrowers and the level of business activity. For additional information regarding the pandemic and its consequences for our business, see “COVID-19 (Coronavirus) Disclosure” above in this Annual Report on Form 10-K.

Risks Relating to the Industry and Geographic Area in Which We Operate

As a financial services company, our business and operations may be adversely affected by weak economic conditions. Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations.

A large portion of our loan portfolio is tied to the real estate market where we operate and we may be negatively impacted by downturns in that market.  A significant percentage of our loans are real estate related, consisting of loans for construction and land development projects, and for the purchase, improvement or refinancing of residential and commercial real estate. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Real estate collateral provides an alternate source of repayment in the event of default by the client and may deteriorate in value during the time the credit is extended. If values decline, it is also more likely that we would be required to increase our allowance for credit losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

Although only 5.5% of our loan portfolio consisted of real estate construction, and acquisition and land development loans as of December 31, 2021, such loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. The pandemic has had, and may continue to have, an impact on the ability of our clients to complete these projects on time and within budget, particularly with respect to access to materials and labor and costs of the same.  In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than other loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation.  Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) acquisition, development and construction loans (“ADC loans”) exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2021, our ratio for the sum of CRE and ADC loans was 170% and our ratio for ADC loans was 35%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

We could suffer material credit losses if we do not appropriately manage our credit risk.  There are risks inherent in making any loan, including risks in dealing with individual clients, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy may cause the assumptions that we made at origination to change and may cause clients to be unable to make payments on their loans. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate to address the inherent risks associated with lending. Any failure to manage such risks may materially adversely affect our financial condition and results of operations.

The small- to medium-sized businesses that we lend to may have fewer resources to weather adverse business and economic developments, which may impair their ability to repay a loan, and such impairment could adversely affect our operations and financial condition.  Our business strategy targets primarily small- to medium-sized businesses, which frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan.

Small- to medium-sized businesses have been, and likely will continue to be, impacted by the COVID-19 pandemic, which may, in turn, affect the risk rating and collectability of our loans .  Due to “stay at home” orders and other pandemic management measures, many small- to medium-sized businesses were shut down for portions of 2020 and 2021.  While many received SBA PPP loans or deferrals from the Bank , the long-term impact of the COVID-19 pandemic on such businesses is not yet known.  In addition, the success of a small- to medium-sized business often depends on the management skills, talents and efforts of one or a small number of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively affect California and small- to medium-sized businesses are adversely affected or our clients are otherwise affected by adverse business conditions or developments, our business, financial condition and operations could be adversely affected.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates. Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their borrowings. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

During 2021, inflationary pressures have begun to affect many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In response, the Federal Reserve Board has signaled an end to its quantitative easing program and the expectation of interest rate increases. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2022 and beyond.

During 2021, the U.S. economy began to reflect relatively rapid rates of increase in the consumer price index and other economic indices; a prolonged elevated rate of inflation could present risks for the U.S. banking industry and our business.  During the latter part of 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. Pandemic-related supply chain disruptions may be contributing to this development.   If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.

In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers, which, in turn, has impacted bank credit quality and loan growth.

Additionally, a sustained period of inflation could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB has signaled that it will be exiting quantitative easing in 2022 and expects over time to raise interest rates in response to the recent economic developments.  Whether such actions by the FRB, if taken, will result in market volatility and adverse impacts on asset prices and economic growth cannot be predicted with any certainty.

In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.  Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage inasmuch as they may offer a wider array of banking services at better rates and be able to target a broader client base through more extensive promotional and advertising campaigns. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, in-migration of more competitors, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium-sized businesses that we target. Additionally, financial technology companies allow clients to obtain loans via the Internet in an expeditious manner and have become competitors.  If we are unable to attract and retain customers, we may be unable to continue to grow our loan and deposit portfolios and our operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Our financial results may be impacted by the cyclicality and seasonality of our agricultural lending business.  The Company has provided financing to agricultural customers in the mid Central Valley of California throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well-diversified, at various times during 2021 a significant portion of the Company’s loans (as much as 29%) were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

The Company’s service areas can also be significantly impacted by the seasonal operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers. Generally speaking during the spring and summer customers draw down their deposit balances and increase loan borrowings to fund the purchase of equipment and the planting of crops. Deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold. Disruptions in the global supply chain arising from the pandemic may adversely affect the ability of some of our agricultural customers to efficiently export their agricultural products and in turn may adversely affect their results of operations or financial condition and their ability to repay loans we have made to them.

The impact of climate change and changes in governmental regulations may affect the availability of water that could in turn affect our clients’ businesses.  The State of California has experienced severe drought conditions at times over the past several years.  These weather patterns reinforce the fact that the long-term risks associated with the availability of water are significant.  The farming belt of the Central Valley is often cited as an example of an area that experienced extreme drought. However, not all areas of the state are impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the mid Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers.

In addition to the impact of climate has on the availability of water, State and Federal regulators ultimately manage this resource, which may also impact that access of our customers water. For example, in 2014, the State of California passed the Sustainable Groundwater Management Act. All Water Districts must develop plans to comply with the Act, including groundwater recharge programs. Although the exact impact of compliance is not currently known, and even prior to 2014 most of the water districts in the Bank’s service area had been developing and implementing management plans, it is possible that some water districts will have to ultimately fallow some ground to achieve compliance with the Act.

Changes to LIBOR may adversely affect the value of, and the return on, our financial instruments that are indexed to LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) which regulates LIBOR announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA and LIBOR’s administrator, ICE Benchmarks Administration, announced that LIBOR would no longer be provided (i) for the one-week and two-month U.S. dollar settings and for various foreign currency settings after December 31, 2021, and (ii) for the remaining U.S. dollar settings after June 30, 2023. In addition, the FRB has issued guidance urging market participants in the U.S. to cease using LIBOR as a reference rate for new contracts entered into after December 31, 2021. There are on-going efforts to establish an alternative reference rate to LIBOR. The Secured Overnight Financing Rate (or SOFR) published by the Federal Reserve Bank of New York (the “FRBNY”) is considered a likely alternative reference rate suitable for replacing LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by U.S. Treasury securities. The Alternative Reference Rates Committee, a group of private-market participants convened by the FRBNY to help ensure a successful transition from U.S. dollar LIBOR to a new reference rate, has recommended adoption of SOFR as the alternative reference rate. The scope of the acceptance of SOFR and the consequent impact on rates, pricing, the value and liquidity of our financial instruments and liquidity of such instruments and the ability to manage risk, including through derivatives, remain uncertain at this time. While some of our existing products or contracts include fallback provisions to alternative reference rates, other products or contracts may not include adequate fallback provisions and may require consent of all parties to any modification. The market transition from LIBOR and similar benchmarks could adversely affect the return on and pricing, liquidity and value of our outstanding products and contracts, cause market dislocations, increase the cost of and access to capital and increase the risk of disputes and litigation in connection with the interpretation and enforceability of our outstanding products and contracts.

Risks Related to Our Growth

If we are not able to maintain our past levels of growth, our future prospects and competitive position could be diminished and our profitability could be reduced. We may not be able to sustain our deposit, loan, and asset growth at the rate we have attained during the past several years, including the significant deposit growth experienced since the onset of the COVID-19 pandemic.  Our growth over the past several years has been driven primarily by agricultural and commercial real estate growth in our market areas, growth in non-real estate agricultural and commercial loans, commercial leasing, and residential real estate. A failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such could have a negative effect on our financial condition and operations.

If we are unable to manage our growth effectively, we may incur higher than anticipated costs, and our ability to execute our growth strategy could be impaired.  It is our objective to continue to grow our assets and deposits by increasing our product and service offerings and expanding our operations organically. Our ability to manage growth successfully will depend on our ability to (i) identify suitable markets for expansion; (ii) attract and retain qualified management; (iii) attract funding to support additional growth; (iv) maintain asset quality and cost controls; (v) maintain adequate regulatory capital and profitability to support our lending activities; and (vi) may include finding attractive acquisition targets and successfully acquire and integrate the acquisitions in an efficient manner. If we do not manage our growth effectively, we may be unable to realize the benefit from our investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth, which would reduce our earnings and diminish our future prospects. Failing to maintain effective financial and operational controls, as we grow, such as appropriate loan underwriting procedures, adequate allowances for credit losses and compliance with regulatory requirements could have a negative effect on our financial condition and operations, such as increased credit losses, reduced earnings and potential regulatory restrictions on growth.

Entering new market areas, new lines of business, or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business. As part of our growth strategy, we have implemented and may continue to enter new market areas and new lines of business. We have expanded into the East Bay area of San Francisco and Napa, which are relatively new market areas for us.  We introduced commercial equipment leasing as a new product line a few years ago. There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also affect the successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Personnel

We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated associates at every level. We have experienced, and expect to continue to experience, substantial competition in identifying, hiring and retaining top-quality associates due to low unemployment rate and new financial institutions entering our markets.  If we are unable to hire and retain qualified personnel, we may be unable to successfully execute our business strategy and manage our growth.

The unexpected loss of key officers would materially and adversely affect our ability to execute our business strategy, and diminish our future prospects. Our success to date and our prospects for success in the future depend substantially on our senior management team. The loss of key members of our senior management team could materially and adversely affect our ability to successfully implement our business plan and, as a result, our future prospects. The loss of senior management without qualified successors who can execute our strategy would also have an adverse impact on us.

As a community bank, our ability to maintain our positive reputation is critical to the success of our business.  The failure to maintain that reputation may materially and adversely affect our financial performance.  Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients. If our reputation is negatively affected by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

Risks Related to Our Financial Practices

Our allowance for credit losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for credit losses in accordance with U.S. generally accepted accounting principles to provide for such defaults and other non-performance. The determination of the appropriate level of this allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for credit losses may not be adequate to cover actual credit losses. Moreover, any increase in our allowance for credit losses will adversely affect our earnings.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaced existing incurred loss impairment guidance and established a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted and implemented this accounting standard fully effective January 1, 2022.  The adoption of ASU 2016-13 did not have a material negative effect on the level of allowance for credit loss held by us or on our reported earnings.  The potential negative effect that the adoption of this new accounting pronouncement may have on future lending by us or the banking industry in general is still not well known.  We believe that our allowance for credit losses as of December 31, 2021 was adequate to absorb credit losses inherent in our loan portfolio; however, we cannot assure that such levels will be sufficient to cover actual or future losses.

Our financial and accounting estimates and risk management framework rely on analytical forecasting and models. The processes we use to estimate our inherent credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and operations, depend upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items.

Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur.

We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may prove to be inappropriate for the period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Impairment of investment securities could require charges to earnings, which would negatively affect our operations. We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for impairment under previously adopted accounting guidance during 2021 or for current expected credit losses after the adoption of ASU 2016-13.  We evaluate our investment securities portfolio for other than temporary impairment as of each reporting date.  At December 31, 2021, we had no investment securities that were other-than-temporarily impaired.

Changes in accounting standards could materially affect our financial statements. The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, called GAAP. The financial information contained within our consolidated financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge. These changes can be difficult to predict and operationally complex to implement and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

Risks Related to Our Access to Capital

We may be unable to, or choose not to, pay dividends on our common shares. We have consistently declared an annual cash dividend for over 86 years. Our ability to continue to pay dividends depends on various factors.  FMCB is a legal entity separate and distinct from the Bank, and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the DFPI and California corporate and banking laws may, under certain circumstances, prohibit the Bank’s payment of dividends to FMCB.  FRB policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  FMCB’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.  A failure to pay dividends may negatively affect your investment.

The price of our common shares may fluctuate significantly and our stock may have low trading volumes, which may make it difficult for you to resell common shares owned by you at times or prices you find attractive. The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility.  The markets may produce downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common shares may fluctuate and cause significant price variations to occur.  This may make it difficult for you to resell common shares owned by you at times or at prices you find attractive.

The low trading volume in our common shares on the OTCQX means that our shares may have less liquidity than other companies, who shares are more broadly traded.  We cannot ensure that the volume of trading in our common shares or the price of our common shares will be maintained or will increase in the future. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things: actual or anticipated variations in quarterly results of operations; operating and stock price performance of other companies that investors deem comparable to our Company; news reports relating to trends, concerns and other issues in the financial services industry; available investment liquidity in our market area since our stock is not listed on any exchange; and perceptions in the marketplace regarding our Company and/or its competitors.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. We may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Accordingly, we may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to generate or raise additional capital as needed.

Our funding sources may prove insufficient to provide liquidity, replace deposits and support our future growth. We rely on customer deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB”), lines of credit at other financial institutions and the Federal Reserve Bank to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected. FHLB borrowings and other current sources of liquidity may not be available or, if available, not sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our borrowing capacity at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may be required to seek additional higher-cost debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We may be adversely affected by the lack of soundness of other financial institutions or financial market utilities. Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated because of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or financial market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by us or by other financial institutions.

Risks Related to Cyber-security and Information Technology

Cyber-attacks or other security breaches could have a material adverse effect on our business.  In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our clients. We also have arrangements in place with other third parties through which we share and receive information about their clients who are or may become our clients. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks for financial institutions have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, particularly during the pendency of the COVID-19 pandemic, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as client-facing websites. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit and debit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks and our core processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient at all times to withstand a cyber-attack or other security breach.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our financial condition or operations. Recently, there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers and have resulted in increased regulatory focus. Furthermore, cyber-attacks or other breaches in the future, whether affecting others or us, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could have a material adverse effect on our financial condition and operations.  If we experience a cyber-attack, our insurance coverage may not cover all losses, and furthermore, we may experience a loss of reputation.

We rely on our information technology and telecommunications systems and third-party servicers, and the failure of these systems could adversely affect our business. Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We rely on these systems to process new and renewal loans, provide client service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans and provide client service or compromise our ability to collect loan payments in a timely manner.  Our ability to adopt new information technology and technological products needed to meet our clients’ banking needs may be limited if our third-party servicers are slow to adopt or choose not to adopt such new technology and products. Such a failure to provide this technology and products to our clients could result in a loss of clients, which would negatively affect our financial condition and operations.

Other Operational Risks

Our risk management framework may not be effective in mitigating risks and losses to us. Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our financial condition, operations or business prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are subject to certain operating risks, related to client or employee fraud, which could harm our reputation and business. Employee error, or employee or client misconduct, could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee error could also subject us to financial claims for negligence.  If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured, excess insurance coverage is denied or not available, it could have a material adverse effect on our financial condition and operations.

We depend on the accuracy and completeness of information about clients and counterparties. In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, operations and cash flows of the client. We also may rely on client representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our clients. Our financial condition, operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information provided by or about clients and counterparties.

Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect the general economy, financial and capital markets, specific industries, and the Bank. The Bank has significant operations and a significant customer base in regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Bank’s business and clients, and could pose physical risks to the Bank’s property. In addition, catastrophic events, such as natural disasters or global pandemics, occurring in other regions of the world may have an impact on the Bank’s clients and in turn on the Bank. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Bank’s operating results.

The physical effects of climate change, as well as governmental and societal responses to climate change could materially adversely affect our operations, businesses and customers. There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical effects of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including droughts, wildfires, floods, hurricanes and tornados. Most of the Company’s operations and customers are located in California, which could be adversely impacted by severe weather events. Agriculture is especially dependent on climate, and climate impacts could include shifting average growing conditions, increased climate and weather variability, decreases in available water sources, and more uncertainty in predicting climate and weather conditions, any or all of which could have a particularly adverse impact on our agricultural customers.

Additional legislation and regulatory requirements and changes in consumer preferences, including those associated with the transition to a low-carbon economy, could increase expenses of, or otherwise adversely affect, the Company, its businesses or its customers.  Our customers and we may face cost increases, asset value reductions, operating process changes, reduced availability of insurance, and the like, because of governmental actions or societal responses to climate change.

New and/or more stringent regulatory requirements relating to climate change or environmental sustainability could materially affect the Company’s results of operations by increasing our compliance costs. Regulatory changes or market shifts to low-carbon products could also affect the creditworthiness of some of our customers or reduce the value of assets securing loans, which may require the Company to adjust our lending portfolios and business strategies.

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance, and may restrict our growth and our ability to acquire other financial institutions. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank clients and the Deposit Insurance Fund of the FDIC, rather than holders of our common shares. As a bank holding company under federal law, we are subject to regulation under the BHCA, and the examination and reporting requirements of the FRB. In addition to supervising and examining us, the FRB, through its adoption of regulations implementing the BHCA, places certain restrictions on the permissible activities for bank holding companies. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals. As a California state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the DFPI. The FDIC and DFPI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. We may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively affect our operations and financial condition.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any regulatory actions to which we become subject because such examinations could materially and adversely affect us. The DFPI, the FDIC, and the FRB periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources that would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, the DFPI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions could include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to clients, to terminate our deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. If we become subject to such regulatory actions, our business operations could be materially and adversely affected.

Changes in laws, government regulation and monetary policy may have a material adverse effect on our operations. Financial institutions have been the subject of significant legislative and regulatory changes (including the continuing enactment and potential amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010) and may be the subject of further significant legislation or regulation in the future, none of which is within our control. This may result in repeals of or amendments to, existing laws, treaties, regulations, guidance, reporting, recordkeeping requirements, and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as the Bank’s clients, particularly as implemented through the FRB, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s clients, and therefore on our financial condition and operations.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material effect on our operations and operating costs. The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations.  However, with respect to institutions of our size, it does not have primary examination and enforcement authority. The authority to examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission, or FTC, and the Department of Justice also retain certain rulemaking or enforcement authority, and we remain subject to certain state consumer protection laws. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The CFPB has adopted a number of significant rules that affect nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage”; (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent clients and specific loss mitigation procedures for loans secured by a client’s principal residence; (iii) comply with additional restrictions on mortgage loan originator compensation; and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These rules create operational and strategic challenges for us, as we are both a mortgage originator and a servicer.

We are subject to stringent capital requirements.

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Capital Standards” in this report on Form 10-K

The failure to meet the established capital requirements could result in one or more of our regulators placing limitations or conditions on our activities or restricting the commencement of new activities.  Such failure could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends, issuing a directive to increase our capital and terminating our FDIC deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. Our failure to meet applicable regulatory capital requirements, or to maintain appropriate capital levels in general, could affect client and investor confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common shares, our ability to make acquisitions, and our operations and financial condition, generally.

We may be required to contribute capital or assets to the Bank that could otherwise be invested or deployed more profitably elsewhere. Federal law and regulatory policy impose a number of obligations on bank holding companies designed to reduce potential loss exposure to the clients of insured depository subsidiaries and to the FDIC’s DIF. For example, a bank holding company is required to serve as a source of financial strength to its FDIC-insured depository subsidiaries and to commit financial resources to support such institutions where it might not do so otherwise. These situations include guaranteeing the compliance of an “undercapitalized” bank with its obligations under a capital restoration plan.

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level; therefore, we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current stockholders’ percentage of ownership and could cause the price of our common shares to decline. Any debt would be entitled to a priority of payment over the claims of the Company’s general unsecured creditors or equity holdings. Thus, any Company borrowing to make the required capital injection may be expensive and adversely affect our cash flows, financial condition, operations, and business prospects.

We face a risk of non-compliance and enforcement actions with respect to the Bank Secrecy Act (“BSA”) and other anti-money laundering statutes and regulations. Like all U.S. financial institutions, we are subject to monitoring requirements under federal law, including anti-money laundering, or AML, and BSA matters. Since September 11, 2001, banking regulators have intensified their focus on AML and BSA compliance requirements, particularly the AML provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the U.S. Treasury Department’s OFAC, which involve sanctions for dealing with certain persons or countries. While the Bank has adopted policies, procedures and controls to comply with the BSA, other AML statutes and regulations and OFAC regulations, this aggressive supervision and examination and increased likelihood of enforcement actions may increase our operating costs, which could negatively affect our operations and reputation.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose non-discrimination lending requirements on financial institutions. The FDIC, the Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA, and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, financial condition and operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities. We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and these laws could negatively affect us. Federal law imposes requirements for the safeguarding of certain client information.  Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our financial conditions or operations.

Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our financial condition or operations.

Possible changes in the U.S. tax laws could adversely affect our business and result of operations in a variety of ways.

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally, effective January 1, 2018. The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which benefitted many of our corporate and other small business borrowers. However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, was constrained by the lower tax rate. There are presently pending in the U.S. Congress measures which would substantially increase the U.S. corporate tax rate. If enacted, such measures could adversely affect our profitability and that of our customers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in 29 branch locations in the Company’s service area. Of the 29 branches, 20 are owned and 9 are leased. The expiration of these leases occurs between the years 2022 and 2028. See Note 20, located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

The following tables summarize the actual high, low, and close sale prices for the Company’s common stock since the first quarter of 2020. These figures are based on activity posted on the OTCQX:

	Year Ended December 31, 2021
	High	Low	Close	Dividend Declared
First quarter	$788	$731	$778	$-
Second quarter	$925	$773	$862	7.50
Third quarter	$920	$862	$897	-
Fourth quarter	$1,156	$897	$960	7.80

	Year Ended December 31, 2020
	High	Low	Close	Dividend Declared
First quarter	$800	$650	$685	$-
Second quarter	$800	$626	$706	7.25
Third quarter	$770	$695	$725	-
Fourth quarter	$770	$701	$760	7.50

As of February 28, 2022, there were approximately 1,334 stockholders of record of the Company’s common stock.  The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 86 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See Item 1. “Business – Supervision and Regulation”.

On November 15, 2021, the Board of Directors has reauthorized its share repurchase program for up to $20.0 million of the Company’s common stock (“Repurchase Plan”), which represents approximately 4% of outstanding shareholders’ equity.  Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, the quantity of purchased shares and prices will be subject to certain limitations, including, without limitation, market prices of the Company’s common shares, general market and economic conditions, the Company’s financial performance, capital position, and applicable legal and regulatory requirements, and at the discretion of the Chief Executive Officer and Chief Financial Officer.

Repurchases under the Repurchase Plan may be initiated, discontinued, suspended, or restarted at any time in the Company’s discretion.  The Company is not obligated to repurchase any shares under the Repurchase Plan.  No shares may be repurchased pursuant to the authority granted in the Repurchase Plan after December 31, 2022.  Repurchased shares are to be used to fund the Company’s non-qualified retirement plans or may be returned to the status of authorized but unissued common shares of the Company.

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

The Company did not issue or purchase any shares of common stock during 2021.

During 2020, the Company issued a combined total of 523 shares of common stock to the Bank’s non-qualified deferred compensation retirement plans. All of the shares were issued at a price of $770.00 per share based upon valuations completed during the quarter of issuance by a nationally recognized bank consulting and advisory firm and in reliance upon the exemption in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the regulations promulgated thereunder. The proceeds were contributed to the Bank as equity capital. See Note 12, “Employees Benefit Plans” located in Item 8. “Financial Statements and Supplementary Data in this Annual Report on Form 10-K”.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2016 to December 31, 2021 to that of: (i) the S&P 600 Regional Banks (Sub Ind) (TR) Index (which replaces the Morningstar Banks Index - Regional (US) Industry Group going forward through 2020, since the data is no longer accessible); and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2016 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Information related to the comparison of the results of operations for the years December 31, 2020 to 2019 is found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report on Form 10-K filed with the SEC on March 15, 2021.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this Annual Report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors, that could cause our actual results to differ materially from our forward-looking statements in this Annual Report on Form 10-K:

◾	the pendency, duration, and impact of the COVID-19 pandemic;

◾	changes in general economic conditions, either nationally, in California, or in our local markets;

◾	inflation, changes in interest rates, securities market volatility and monetary fluctuations;

◾	increases in competitive pressures among financial institutions and businesses offering similar products and services;

◾	higher defaults in our loan portfolio than we expect;

◾	changes in management’s estimate of the adequacy of the allowance for credit losses;

◾	risks associated with our growth and expansion strategy and related costs;

◾	increased lending risks associated with our high concentration of real estate loans;

◾	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

◾	technological changes;

◾	regulatory or judicial proceedings; and

◾	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable).

The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as required by law.

Overview

Farmers & Merchants Bancorp (the “Company”, “FMCB”, or “we”) is the holding company for Farmers & Merchants Bank of Central California (the “Bank” or “FMB).  The Bank is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary clients are small- to medium-sized businesses that require highly personalized commercial banking products and services.  The Bank has 29 branch locations and 3 ATMs that have been serving communities in the mid Central Valley of California for over 100 years.

The primary source of funding for our asset growth has been the generation of core deposits, which we raise through our existing branch locations, newly opened branch locations, or through acquisitions.  Our recent loan growth is primarily the result of organic growth generated by our seasoned relationship managers and supporting associates who provide outstanding service and responsiveness to our clients or through acquisitions.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest earning assets, which are comprised of loans, investment securities and short-term investments, and the interest we pay on our interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

We measure our performance by calculating our net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is our largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2021, 2020, and 2019 and for the years then ended have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data”.

	Years Ended December 31
(Dollars in thousands, except per share data)	2021	2020	2019
Selected Income Statement Information:
Interest income	$165,268	$159,294	$154,622
Interest expense	4,332	9,491	13,194
Net interest income	160,936	149,803	141,428
Provision for credit losses	1,910	4,500	200
Net interest income after provision for credit losses	159,026	145,303	141,228
Non-interest income	21,056	15,054	16,327
Non-interest expense	91,761	82,406	82,242
Income before income tax expense	88,321	77,951	75,313
Income tax expense	21,985	19,217	19,277
Net income	$66,336	$58,734	$56,036

Selected financial ratios:
Basic and diluted earnings per share	$84.01	$74.03	$71.18
Cash dividends per common share	15.30	14.75	14.20
Dividend ratio	18.21%	19.92%	19.95%
Net interest margin	3.46%	3.88%	4.34%
Non-interest income to average assets	0.43%	0.37%	0.47%
Non-interest expense to average assets	1.87%	2.00%	2.37%
Efficiency ratio	50.42%	49.99%	52.13%
Return on average assets	1.35%	1.43%	1.61%
Return on average equity	15.00%	14.60%	16.77%
Net charge-offs (recoveries) to average loans	-0.01%	0.02%	0.02%

	As of December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Selected Balance Sheet Information:
Cash and cash equivalents	$715,460	$383,837	$294,758
Investment securities	1,007,506	876,665	567,615
Gross loans held for investment	3,237,177	3,099,592	2,673,027
Total assets	5,177,720	4,550,453	3,721,830
Total deposits	4,640,152	4,060,267	3,278,019
Shareholders’ equity	463,136	423,665	369,296

Average Balances:
Average earning assets	4,656,337	3,861,070	3,261,957
Average assets	4,913,999	4,112,537	3,477,457
Average shareholders’ equity	442,246	402,329	334,121

Selected financial ratios:
Book value per share	$586.51	$536.53	$465.68
Tangible book value per share	$568.04	$517.28	$445.72
Allowance for credit losses to total loans	1.88%	1.89%	2.05%
Non-performing assets to total assets	0.03%	0.03%	0.02%
Loans held for investment to deposits	69.76%	76.34%	81.54%

Capital ratios:
Tier 1 leverage capital	8.92%	9.13%	9.90%
Total risk-based capital	13.19%	12.59%	12.36%
Average equity to average assets	9.00%	9.78%	9.61%
Tangible common equity to tangible assets	8.69%	9.01%	9.54%

Summary of Critical Accounting Policies and Estimates

In the opinion of management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. For additional information concerning critical accounting policies, see the Selected Notes to the Consolidated Financial Statements and the following:

Use of Estimates — The preparation of our financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances and the actual results may differ from these estimates under different assumptions. The allowance for credit losses, deferred income taxes, and fair values of financial instruments are estimates, which are particularly subject to change.

Allowance for Credit Losses — The Company recognizes there is risk of credit losses with financial instruments, to include loans, and unfunded loan commitments, where the Company advances funds to a counterparty.  The risk of credit losses varies with, among other things, the type of financial instrument, the creditworthiness and cash flows of the counterparty, any guarantees from government agencies, and the collateral, if any, used to secure the financial instrument.  The Company maintains an allowance for credit losses on loans and unfunded commitments held in accordance with GAAP.  The allowance for credit losses represents our estimate of probable losses inherent in our existing loan portfolio.  The allowance for credit losses is increased by charging a provision for credit losses against income and reduced by charge-offs, net of recoveries.

We evaluate our allowance for credit losses quarterly based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades and internal loan reviews, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, loan concentrations and economic conditions. Allowance for credit losses is provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors.

The Company begins its determination of credit losses by evaluating historical credit loss experience by loan segment.  Historical loss information may be adjusted based on specific risk characteristics by loan segment.  Such risk characteristics may include, but are not necessarily limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in national and local economic conditions and forecasts; changes in the nature and volume of the loans and in the terms of such instruments; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due status, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 5, located in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Balance Sheet.  The allowance for credit losses on unfunded loan commitments is increased by charging a provision for credit losses on unfunded commitments, which was reported in other non-interest expenses for 2021 and prior.

We believe that our allowance for credit losses was adequate to absorb probable losses inherent in the loan portfolio as of December 31, 2021 and 2020.

Investment Securities — GAAP requires that investment securities available for sale be carried at fair value which is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third-party vendor to assist with the determination of estimated fair values. Unrealized holding gains and losses on securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, until realized.  Investment securities held to maturity are carried at the amortized costs of such securities.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and our intent and ability to retain our investment in the securities for a period sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent but indicates that the prospect for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income. If management intends to sell the security or it is more likely than not that, we will be required to sell the security before recovering its forecasted cost; the entire impairment loss is recognized as a charge to earnings.

At December 31, 2021, we had no investment securities that were other-than-temporarily impaired.

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination it is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that, the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings, but is limited by the amount of goodwill allocated to that reporting unit.

Other Intangible Assets — Other intangible assets consists primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful lives of such deposits. These assets are reviewed at least annually for events or circumstances that could affect their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. The amortization of our CDI is recorded in other non-interest expense. To the extent other identifiable intangible assets are deemed unrecoverable; impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Fair Value Measurements – The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period between origination of the instrument and its expected realization.

For additional information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Note 13 located in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Income Taxes — Income taxes are filed on a consolidated basis with our subsidiaries and allocate income tax expense (benefit) based on each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets, that are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statements of income.

Impact of Recently Issued Accounting Standards

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the two-year period ended December 31, 2021 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years December 31, 2020 and 2019 can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes card processing fees, service charges on deposit accounts, bank-owned life insurance income, gains/losses on the sale of investment securities, and gains/losses on deferred compensation investments. Non-interest expense consists primarily of salaries and employee benefits, cost of deferred compensation benefits, occupancy, data processing, FDIC insurance, marketing, legal and other expenses.

Average Balance and Yields. The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Year ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks	$666,167	$902	0.14%	$326,247	$1,207	0.37%
Securities:(1)
Taxable securities	838,710	14,646	1.75%	530,910	12,391	2.33%
Non-taxable securities(2)	52,384	1,648	3.15%	52,736	1,671	3.17%
Total securities	891,094	16,294	1.83%	583,646	14,062	2.41%
Loans:(3)
Real estate:
Commercial	1,037,554	53,298	5.14%	868,486	46,946	5.41%
Agricultural	641,086	29,544	4.61%	622,239	29,983	4.82%
Residential and home equity	339,345	12,717	3.75%	312,138	12,563	4.02%
Construction	182,722	7,965	4.36%	156,574	7,530	4.81%
Total real estate	2,200,707	103,524	4.70%	1,959,437	97,022	4.95%
Commercial & industrial	373,497	16,935	4.53%	372,344	17,941	4.82%
Agricultural	233,544	10,385	4.45%	259,132	13,049	5.04%
Commercial leases	98,056	5,485	5.59%	106,293	5,750	5.41%
Consumer and other	178,535	10,879	6.09%	241,278	9,621	3.99%
Total loans and leases	3,084,339	147,208	4.77%	2,938,484	143,383	4.88%
Non-marketable securities	14,737	864	5.86%	12,693	642	5.06%
Total interest earning assets	4,656,337	165,268	3.55%	3,861,070	159,294	4.13%
Allowance for credit losses	(60,059)			(55,804)
Non-interest earning assets	317,721			307,271
Total average assets	$4,913,999			$4,112,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$1,024,009	1,128	0.11%	$787,306	1,618	0.21%
Savings and money market accounts	1,352,258	1,458	0.11%	1,128,623	2,724	0.24%
Certificates of deposit greater than $250,000	170,040	701	0.41%	220,952	2,535	1.15%
Certificates of deposit less than $250,000	235,746	730	0.31%	268,294	2,236	0.83%
Total interest bearing deposits	2,782,053	4,017	0.14%	2,405,175	9,113	0.38%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	315	3.06%	10,310	378	3.67%
Total interest bearing liabilities	2,792,364	4,332	0.16%	2,415,486	9,491	0.39%
Non-interest bearing deposits	1,610,611			1,232,874
Total funding	4,402,975	4,332	0.10%	3,648,360	9,491	0.26%
Other non-interest bearing liabilities	68,778			61,848
Shareholders’ equity	442,246			402,329
Total average liabilities and shareholders’ equity	$4,913,999			$4,112,537

Net interest income		$160,936			$149,803
Interest rate spread			3.39%			3.73%
Net interest margin(4)			3.46%			3.88%

(1)	Excludes average unrealized gains of $3.4 million and $16.3 million for the years ended December 31, 2021, and 2020, respectively, which are included in non-interest earning assets.
(2)
The average yield does not include the federal tax benefits at an assumed effective yield of 25% related to income earned on tax-exempt municipal securities totaling $436,000 and $438,000 for the years ended December 31, 2021, and 2020, respectively.

(3)	Loan interest income includes loan fees of $17.0 million and $13.7 million for the years ended December 31, 2021 and 2020, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and Federal Reserve balances are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 0.14% and 0.37% for the years ended December 31, 2021 and 2020, respectively.  Average interest-bearing deposits was $666 million and $326 million for the years ended December 31, 2021 and 2020, respectively.  Interest income on interest-bearing deposits with banks was $902,000 and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

The investment portfolio is another main component of the Company’s earning assets. Historically, the Company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 5 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans and leases, the yield earned on investments is generally less than that of loans and leases.

Average total investment securities were $891 million and $584 million for the years ended December 31, 2021 and 2020, respectively.  The average yield on total investment securities were 1.83% and 2.41% for the years ended December 31, 2021 and 2020, respectively.  See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2021.

Average loans and leases held for investment were $3.1 billion and $2.9 billion for the years ended December 31, 2021 and 2020, respectively.  The yield on the loan & lease portfolio was 4.77% and 4.88% for the years ended December 31, 2021 and 2020, respectively. The Company continues to experience aggressive competitor pricing for loans and leases to which it may need to respond in order to retain key customers. This could continue to place negative pressure on future loan & lease yields and net interest margin.

Average interest-bearing liabilities was $2.8 billion and $2.4 billion for the years ended December 31, 2021 and 2020, respectively.  Total interest expense on interest-bearing deposits was $4.3 million, $9.5 million for the years ended December 31, 2021 and 2020, respectively. The average rate paid on interest-bearing liabilities was 0.16% and 0.39% for the years ended December 31, 2021 and 2020, respectively.  The decline was primarily the result of the FRB lowering rates to near zero due to the pandemic.

Rate/Volume Analysis. The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates. For purposes of this table, the change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts of change in each.

	Year Ended December 31, 2021 compared with 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks	$762	$(1,067)	$(305)
Securities:
Taxable securities	5,923	(3,668)	2,255
Non-taxable securities	(11)	(12)	(23)
Total securities	5,912	(3,680)	2,232
Loans:
Real estate:
Commercial	8,777	(2,425)	6,352
Agricultural	892	(1,331)	(439)
Residential and home equity	1,053	(899)	154
Construction	1,182	(747)	435
Total real estate	11,904	(5,402)	6,502
Commercial & industrial	55	(1,061)	(1,006)
Agricultural	(1,220)	(1,444)	(2,664)
Commercial leases	(456)	191	(265)
Consumer and other	(2,938)	4,196	1,258
Total loans	7,346	(3,521)	3,825
Non-marketable securities	112	110	222
Total interest income	14,131	(8,157)	5,974

Interest expense:
Interest-bearing deposits:
Demand	398	(888)	(490)
Savings and money market accounts	461	(1,727)	(1,266)
Certificates of deposit greater than $250,000	(485)	(1,349)	(1,834)
Certificates of deposit less than $250,000	(244)	(1,262)	(1,506)
Total interest bearing deposits	130	(5,226)	(5,096)
Subordinated debentures	-	(63)	(63)
Total interest expense	130	(5,289)	(5,159)
Net interest income	$14,001	$(2,868)	$11,133

Net interest income was $161 million and $150 million for the two years ended December 31, 2021 and 2020, respectively. The increase in net interest income was driven by primarily by strong deposit growth, which we were able to partially deploy into growing our loan portfolio.  The remaining increase in deposits was held in interest earning deposits and investment securities.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

	Years Ended December 31
(Dollars in thousands)	2021	2020	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$165,268	$159,294	$5,974	3.75%
Interest expense	4,332	9,491	5,159	54.36%
Net interest income	160,936	149,803	11,133	7.43%
Provision for credit losses	1,910	4,500	2,590	57.56%
Net interest income after provision for credit losses	159,026	145,303	13,723	9.44%
Non-interest income	21,056	15,054	6,002	39.87%
Non-interest expense	91,761	82,406	(9,355)	-11.35%
Income before income tax expense	88,321	77,951	10,370	13.30%
Income tax expense	21,985	19,217	(2,768)	-14.40%
Net income	$66,336	$58,734	$7,602	12.94%

Net Income. For the years ended December 31, 2021 and 2020, net income was $66.3 million compared with $58.7 million, respectively.  The increase in net income was primarily the result of higher net interest income of $11.1 million, higher non-interest income of $6.0 million, and lower provision for credit losses of $2.6 million.  These increases were offset by higher non-interest expense of $9.4 million and higher income tax expense of $2.8 million.

Net Interest Income and Net Interest Margin. For the year ended December 31, 2021, net interest income increased $11.1 million, or 7.4%, to $161 million compared with $150 million for the same period a year earlier.  The increase is primarily the result of average interest earning assets increasing $795 million, or 20.60%, to $4.7 billion compared with $3.9 billion for the same period a year earlier.  Higher interest earning assets was driven by strong growth in the Company’s total deposits.  Total deposits grew $755 million, or 20.68%, to $4.4 billion compared with $3.6 billion for the same a year ago.  The strong growth in the Company’s balance sheet was offset by narrowing net interest margins.  Net interest margins narrowed 42 basis points to 3.46% for all of 2021 compared with 3.88% for the same period a year earlier.  Narrow net interest margins was primarily the result of the FRB lowering interest rates to near zero over the past two years.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb probable losses inherent in the loan portfolio.

The provision for credit losses for the year ended December 31, 2021, was $1.9 million compared with $4.5 million for the same period a year ago.  For the year ended December 31, 2021, the Company incurred net recoveries of $0.2 million compared with net charge-offs of $0.7 million for the same period a year earlier.

Non-interest Income. Non-interest income increased $6.0 million, or 40.0%, to $21.1 million for 2021 compared with $15.1 million for the same period a year earlier.  The year-over-year increase in non-interest income was primarily due to a $2.5 million increase in gain on the sale of investment securities, $1.4 million increase in card processing fees, and $0.8 million increase in gains on deferred compensation investments.

Net gains on deferred compensation plan investments were $2.6 million in 2021 compared to net gains of $1.8 million in 2020. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP require these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no effect on the Company’s net income.

Non-interest expense. Non-interest expense increased $9.4 million, or 11.35%, to $91.8 million for 2021 compared with $82.4 million for the same period a year ago.  The year-over-year increase was primarily due to $6.9 million in higher salaries and employee benefits resulting primarily from higher payroll taxes, the need to hire additional regulatory staff to meet our compliance requirements, the opening of a new branch in the Oakland area, expansion in the Napa branch, and higher incentives paid for the Company’s strong financial performance in 2021.  The Company experienced higher costs on deferred compensation benefits as the Company’s stock price increased in 2021, which is an evaluative component of the Company’s non-qualified deferred compensation plans.  The Company also experienced higher FDIC insurance premiums as small bank assessment credits were discontinued by the FDIC in 2020. For the year ended December 31, 2021, the Company’s efficiency ratio was 50.42% compared with 49.99% for the same period a year ago.

Net gains on deferred compensation plan obligations were $2.6 million in 2021 compared to net gains of $1.8 million in 2020. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP require these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no effect on the Company’s net income.

Income Tax Expense. For the year ended December 31, 2021, income tax expense was $22.0 million, compared with $19.2 million for the same period a year earlier.  For the year ended December 31, 2021, the effective tax rate was 24.89% compared with 24.65% for the same period a year ago.

Financial Condition

Total assets grew $627 million, or 13.78%, to $5.2 billion at December 31, 2021 compared with $4.6 billion at December 31, 2020.  Loans held for investment grew $138 million or 4.44% to $3.2 billion at December 31, 2021, compared with $3.1 billion at December 31, 2020.  Total deposits increased $580 million, or 14.28%, to $4.6 billion at December 31, 2021 compared with $4.1 billion at December 31, 2020. The increase in total assets and deposits was primarily the result of strong organic deposit growth.

Investment Securities and Federal Reserve Balances

The Company’s investment portfolio increased $130.8 million, or 14.92%, to $1.0 billion at December 31, 2021 compared to $877 million at December 31, 2020. The Company uses its investment portfolio to manage interest rate and liquidity risks. Accordingly, when market rates are increasing it invests most of its funds in shorter-term Treasury and Agency securities or shorter-term (10, 15 and 20 year) mortgage-backed securities. Conversely, when rates are falling, 30-year mortgage-backed securities or longer term Treasury and Agency securities may be increased.  The Company’s total investment portfolio currently represents 19.45% of the Company’s total assets as compared to 19.26% at December 31, 2020.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $663 million at December 31, 2021 and $318 million at December 31, 2020.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.  As of December 31, 2021, we held no investment securities from any issuer that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	As of December 31,
(Dollars in thousands)	2021	2020
Available-for-Sale Securities
U.S. Treasury notes	$10,089	$15,288
U.S. Government-sponsored securities	6,374	8,160
Mortgage-backed securities(1)	251,120	732,720
Collateralized Mortgage Obligations	2,436	5,153
Corporate securities	-	45,919
Other	435	492
Total available-for-sale securities	$270,454	$807,732

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31,
(Dollars in thousands)	2021	2020
Held-to-Maturity Securities
Mortgage-backed securities(1)	$596,775	$-
Collateralized Mortgage Obligations	73,781	-
Municipal securities	66,496	68,933
Total held-to-maturity securities	$737,052	$68,933

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

The following table shows the carrying value for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment Securities	As of December 31, 2021
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. Treasury notes	$5,028	2.33%	$5,061	2.38%	$-	0.00%	$-	0.00%	$10,089	2.36%
U.S. Government-sponsored securities	2	1.80%	148	2.29%	512	1.55%	5,712	1.26%	6,374	1.30%
Mortgage-backed securities(1)	13	1.50%	21,155	2.36%	50,554	2.36%	179,398	1.61%	251,120	1.83%
Collateralized Mortgage Obligations	-	0.00%	-	0.00%	-	0.00%	2,436	2.30%	2,436	2.30%
Other	435	3.31%	-	0.00%	-	0.00%	-	0.00%	435	3.31%
Total securities available for sale	$5,478	2.41%	$26,364	2.36%	$51,066	2.35%	$187,546	1.61%	$270,454	1.84%

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2021
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$10,641	0.41%	$586,134	1.72%	$596,775	1.70%
Collateralized Mortgage Obligations	-	0.00%	-	0.00%	-	0.00%	73,781	1.71%	73,781	1.71%
Municipal securities	308	1.10%	8,487	2.19%	18,433	3.42%	39,268	4.52%	66,496	3.90%
Total securities held to maturity	$308	1.10%	$8,487	2.19%	$29,074	2.32%	$699,183	1.88%	$737,052	1.90%

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

Investment Securities	As of December 31, 2020
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. Treasury notes	$5,020	2.19%	$10,268	2.36%	$-	0.00%	$-	0.00%	$15,288	2.30%
U.S. Government-sponsored securities	-	0.00%	333	2.12%	488	1.34%	7,339	1.27%	8,160	1.31%
Mortgage-backed securities(1)	511	2.01%	11,141	2.54%	54,929	2.29%	666,139	1.86%	732,720	1.90%
Collateralized Mortgage Obligations	-	0.00%	-	0.00%	-	0.00%	5,153	2.33%	5,153	2.33%
Corporate securities	-	0.00%	15,495	1.51%	30,424	2.12%	-	0.00%	45,919	1.92%
Other	492	2.86%	-	0.00%	-	0.00%	-	0.00%	492	2.86%
Total securities available for sale	$6,023	2.23%	$37,237	2.06%	$85,841	2.23%	$678,631	1.86%	$807,732	1.91%

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2020
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
Municipal securities	8,309	3.99%	5,137	3.55%	23,493	3.49%	31,994	4.74%	68,933	4.14%
Total securities held to maturity	$8,309	3.99%	$5,137	3.55%	$23,493	3.49%	$31,994	4.74%	$68,933	4.14%

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.

We evaluate securities for impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. Common examples of loans and leases made by the Company include:

Commercial and Agricultural Real Estate – These are loans secured owner-occupied real estate, non-owner-occupied real estate, farmland, and multifamily residential properties. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, or the income will be the Bank’s primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 15 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.25; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Real Estate Construction – These are loans for acquisition, development and construction and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with whom the Bank has a successful track record; for projects in our service area; with Loan to Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is a written take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

Single Family Residential Real Estate – These are loans primarily made on owner occupied residences; generally underwritten to income and LTV guidelines similar to those used by FNMA and FHLMC.  However, we will make loans on rural residential properties up to 40 acres. Most residential loans have terms from ten to twenty years and carry fixed rates priced to treasury rates. The Company has always underwritten mortgage loans based upon traditional underwriting criteria and does not make loans that are known in the industry as “subprime,” “no or low doc,” or “stated income” loans.

Home Equity Lines and Loans – These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $250,000; Combined Loan To Value (CLTV) does not exceed 80%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position.

Agricultural – These are non-real estate loans and lines of credit made to farmers to finance agricultural production. Lines of credit are extended to finance the seasonal needs of farmers during peak growing periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on livestock, crops, crop proceeds and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a processing plant, or orchard/vineyard development; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Commercial – These are non-real estate loans and lines of credit to businesses that are sole proprietorships, partnerships, LLC’s and corporations. Lines of credit are extended to finance the seasonal working capital needs of customers during peak business periods; are usually established for periods no longer than 12 to 24 months; are often secured by general filing liens on accounts receivable, inventory and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a plant or purchase of a business; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Consumer – These are loans to individuals for personal use, and primarily include loans to purchase automobiles or recreational vehicles, and unsecured lines of credit. The Company has a minimal consumer loan portfolio, and loans are primarily made as an accommodation to deposit customers.

Commercial Leases – These are leases primarily to businesses for financing the acquisition of equipment. They can be either “finance leases” where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; or “true tax leases” where the Company, as lessor, places reliance on equipment residual value and in doing so obtains the tax benefits of ownership. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed with qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

The Company accounts for leases with Investment Tax Credits (“ITC”) under the deferred method as established in ASC 740-10. ITCs are viewed and accounted for as a reduction of the cost of the related assets and presented as deferred income on the Company’s financial statement.

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan & lease structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan & lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan & lease type. The Company’s policies require that loans and leases be approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan & lease types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan or lease.

Most loans and leases made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan is made.

In order to be responsive to borrower needs, the Company prices loans and leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K for further details.

Overall, the Company’s loan & lease portfolio at December 31, 2021 totaled $3.2 billion, an increase of $137.6 million or 4.44% over December 31, 2020. Exclusive of SBA PPP loans, the loan portfolio grew $290.0 million, or 10.04%, over December 31, 2020. This increase in the non-PPP loans occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. This data constitutes non-GAAP financial data.  The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent at the end of each period presented:

	December 31,
	2021		2020
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial real estate	$1,167,516	35.95%	$971,326	31.22%
Agricultural	672,830	20.72%	643,014	20.67%
Residential and home equity	350,581	10.79%	333,618	10.72%
Construction	177,163	5.45%	185,741	5.97%
Total real estate	2,368,090	72.91%	2,133,699	68.57%
Commercial & Industrial	427,799	13.17%	374,816	12.05%
Agricultural	276,684	8.52%	264,372	8.50%
Commercial leases	96,971	2.99%	103,117	3.31%
Consumer and other(1)	78,367	2.41%	235,529	7.57%
Total gross loans and leases	$3,247,911	100.00%	$3,111,533	100.00%

(1) Includes SBA PPP  loans.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company as of December 31, 2021.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial real estate	$118,784	$267,094	$749,151	$32,487	$1,167,516
Agricultural	39,019	164,289	401,798	67,724	672,830
Residential and home equity	304	3,446	116,978	229,853	350,581
Construction	120,621	55,740	802	-	177,163
Total real estate	278,728	490,569	1,268,729	330,064	2,368,090
Commercial & Industrial	154,508	219,617	48,034	5,640	427,799
Agricultural	167,042	99,902	9,740	-	276,684
Commercial leases	6,199	38,340	52,432	-	96,971
Consumer and other(1)	2,259	73,791	2,317	-	78,367
Total gross loans and leases	$608,736	$922,219	$1,381,252	$335,704	$3,247,911
Rate Structure for Loans
Fixed Rate	$127,898	$427,964	$1,085,020	$221,438	$1,862,320
Adjustable Rate	480,836	494,257	296,232	114,266	1,385,591
Total gross loans and leases	$608,734	$922,221	$1,381,252	$335,704	$3,247,911
(1) Includes SBA PPP  loans.

Non-Accrual Loans and leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $516,000 and $495,000 for the two years ended December 31, 2021 and 2020, respectively. The one non-accrual loan outstanding as of December 31, 2021 of $516,000 paid-off in January 2022.

Restructured Loans and leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the borrower that it would not otherwise consider, except when subject to the CARES Act and H.R. 133. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on nonaccrual status at the time they become TDR loans or leases, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment.

At December 31, 2021, restructured loans totaled $8.3 million compared with $7.9 million at December 31, 2020, all of which were performing.  See Note 5 “Loans and Leases” to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Other Real Estate – Other real estate (“ORE”) represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. We record all “ORE” properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed assets at December 31, 2021, and at December 31, 2020.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines (see “Part I, Introduction - COVID-19 (Coronavirus) Disclosure”).  At December 31, 2021, all loans that were restructured as part of the CARES Act, have returned to the contractual terms and conditions of the loans, without exception.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled debt restructured loans, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands)	2021	2020
Non-performing assets:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial real estate	$-	$-
Agricultural	18	-
Residential and home equity	-	-
Construction	-	-
Total real estate	18	-
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	18	-
Non-accrual loans and leases, are TDRs
Real estate:
Commercial real estate	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	498	495
Commercial leases	-	-
Consumer and other	-	-
Subtotal	498	495
Total non-performing loans and leases	$516	$495
Other real estate owned (“OREO”)	$873	$873
Total non-performing assets	$1,389	$1,368
Performing TDRs	$1,824	$7,867

Selected ratios:
Non-performing loans to total loans and leases	0.02%	0.02%
Non-performing assets to total assets	0.03%	0.03%

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 5. “Loans and Leases”, located in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for an allocation of the allowance classified to impaired loans and leases.

Except for non-performing loans and leases discussed above; and (ii) those loans modified under the COVID-19 guidelines of the CARES Act and H.R. 133, the Company’s management is not aware of any loans and leases as of December 31, 2021, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
While tremendous strides have been made in fighting the COVID-19 virus, particularly with the development of a vaccine, the lingering effects of COVID-19 are still with us, and it is impossible to predict the ultimate impact on classified and non-performing loans and leases (see Part I. “Introduction - COVID-19 (Coronavirus) Disclosure”).

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) on loans based on probable credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans and leases; general reserves for inherent losses related to loans and leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. See Note 5, located in “Item 8. Financial Statements and Supplementary Data” for a detailed discussion on the Company’s allowance for credit losses.

The following table sets forth the activity in our ACL for the periods indicated:

	Year Ended December 31, 2021
(Dollars in thousands)	2021	2020
Allowance for credit losses:
Balance at beginning of year	$58,862	$55,012
Provision for credit losses	1,910	4,500
Charge-offs:
Real estate:
Commercial real estate	-	-
Agricultural	-	-
Residential and home equity	-	(7)
Construction	-	-
Total real estate	-	(7)
Commercial & Industrial	-	(1,101)
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(44)	(66)
Total charge-offs	(44)	(1,174)
Recoveries:
Real estate:
Commercial real estate	-	-
Agricultural	-	81
Residential and home equity	98	130
Construction	-	-
Total real estate	98	211
Commercial & Industrial	99	280
Agricultural	55	-
Commercial leases	-	-
Consumer and other	27	33
Total recoveries	279	524
Net recoveries / (charge-offs)	235	(650)

Balance at end of year	$61,007	$58,862

Selected financial information:
Gross loans and leases held for investment	$3,237,177	$3,099,592
Average loans and leases	3,084,339	2,938,484
Non-performing loans and leases	516	495
Allowance for credit losses to non-performing loans and leases	11823.06%	11891.31%
Net recoveries/(charge-offs) to average loans and leases	-0.01%	0.02%
Provision for credit losses to average loans and leases	0.06%	0.15%
Allowance for credit losses to loans and leases held for investment	1.88%	1.90%
Non-performing loans and leases to loans and leases held for investment	0.02%	0.02%

The increase in ACL in both 2020 and 2021 is primarily related to higher expected probable losses inherent in the loan portfolio that is directly related to management’s judgement of impacts associated with negative economic effects of the COVID-19 pandemic and overall growth in the loan portfolio.  The decrease in ACL to total loans in both 2020 and 2021 is primarily related to the funding of SBA PPP loans, which management does not believe the Company will experience credit losses.

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:

	December 31,
	2021		2020
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Allowance for credit losses:
Real estate:
Commercial real estate	$28,536	35.95%	$27,679	31.20%
Agricultural	9,613	20.72%	8,633	20.70%
Residential and home equity	2,847	10.79%	2,984	10.70%
Construction	1,456	5.45%	1,643	6.00%
Total real estate	42,452	72.91%	40,939	68.60%
Commercial & Industrial	11,489	13.17%	9,961	12.00%
Agricultural	5,465	8.52%	4,814	8.50%
Commercial leases	938	2.99%	1,731	3.30%
Consumer and other	263	2.41%	333	7.60%
Unallocated	400	-	1,084	-
Total allowance for credit losses	$61,007	100.00%	$58,862	100.00%

Deposits

Total deposits were $4.64 billion and $4.06 billion as of December 31, 2021 and 2020, respectively. In addition to the Company’s ongoing business development activities for deposits, in management’s opinion the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the SBA PPP depositing loan proceeds into their deposit accounts with the Bank until those funds are used for operating expenses.

Non-interest bearing demand deposits increased to $1.75 billion, or 37.72% of total deposits, as of December 31, 2021 from $1.48 billion, or 36.34% of total deposits, as of December 31, 2020. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

Although total deposits have increased 14.28% since December 31, 2020, more importantly, low cost transaction accounts have grown at a strong pace as well as:

•	Demand and interest-bearing transaction accounts totaled $2.85 billion at December 31, 2021, an increase of $470 million, or 19.75% from $2.38 billion held at December 31, 2020.
•	Savings and money market accounts increased $140 million, or 11.07%, to $1.40 billion at December 31, 2021 compared with $1.26 billion at December 31, 2020.
•	Time deposit accounts decreased $29.4 million, or 6.96%, to $392 million at December 31, 2021 compared with $422 million at December 31, 2020.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	As of December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$1,024,009	1,128	0.11%	$787,306	1,618	0.21%	$668,818	2,360	0.35%
Savings and Money Market	1,352,258	1,458	0.11%	1,128,623	2,724	0.24%	930,390	3,340	0.36%
Certificates of deposit greater than $250,000	170,040	701	0.41%	220,952	2,535	1.15%	243,389	4,268	1.75%
Certificates of deposit less than $250,000	235,746	730	0.31%	268,294	2,236	0.83%	276,459	2,672	0.97%
Total interest bearing deposits	2,782,053	4,017	0.14%	2,405,175	9,113	0.38%	2,119,056	12,640	0.60%
Non-interest bearing deposits	1,610,611			1,232,874			949,695
Total deposits	$4,392,664	$4,017	0.09%	$3,638,049	$9,113	0.25%	$3,068,751	$12,640	0.41%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average cost of deposits, including non-interest bearing deposits, declined to 0.09% for all of 2021 compared with 0.25% for all of 2020, as overall interest rates were lowered to near zero by the Federal Reserve.

The following table shows deposit with a balance greater than $250,000 at December 31, 2021 and 2020:

	December 31
(Dollars in thousands)	2021	2020
Deposits greater than $250,000	$2,708,576	$1,619,372
Certificates of deposit greater $250,000, by maturity:
Less than 3 months	59,591	63,183
3 months to 6 months	37,182	50,761
6 months to 12 months	59,945	51,854
More than 12 months	12,147	20,146
Total Time Deposits greater than $250,000	$168,865	$185,944
Total deposits greater than $250,000	$2,877,441	$1,805,316

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At December 31, 2021 and 2020, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2021 or 2020. There were no Federal Funds purchased or advances from the FRB at December 31, 2021 or 2020.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 10. “Long-Term Subordinated Debentures” located in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital. These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 17, 2022) and the rate was 3.07% as of December 31, 2021. The average rate paid for these securities was 3.06% in 2021 and 3.67% in 2020. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $463 million at December 31, 2021, and $424 million at the end of 2020.

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules, which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of 8.0%.

The following table sets forth our capital ratios:

(Dollars in thousands)	Basel III Regulatory Well Capitalized Requirement	As of December 31,
		2021	2020
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	N/A	11.68%	11.05%
Tier 1 capital to risk-weighted assets	N/A	11.94%	11.33%
Risk-based capital to risk-weighted assets	N/A	13.19%	12.59%
Tier 1 leverage capital ratio	N/A	8.92%	9.13%

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	6.50%	11.91%	11.21%
Tier 1 capital to risk-weighted assets	8.00%	11.91%	11.21%
Risk-based capital to risk-weighted assets	10.00%	13.17%	12.46%
Tier 1 leverage capital ratio	5.00%	8.91%	9.04%

FMCB and FMB met the definition of a “well-capitalized” institution as of December 31, 2021 and 2020 for federal regulatory purposes.

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

The following table sets forth our off-balance sheet lending commitments as of December 31, 2021:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$937,009	$411,072	$364,229	$13,010	$148,698
Standby letters of credit	17,880	6,761	8,143	1,900	1,076

Performance guarantees	1,433	20	740	201	472
Total off-balance sheet commitments	$956,322	$417,853	$373,112	$15,111	$150,246

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit are issued for 12 months or less. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $315,000 at December 31, 2021 and 2020. We do not anticipate any material losses because of these transactions.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at December 31, 2021:

	As of December 31, 2021
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$840,030	$840,030	$-	$840,030	$1,147,132
Federal Reserve BIC	$480,373	$480,373	$-	$480,373	$766,914
FHLB Fed Funds	$18,000	$18,000	$-	$18,000	$-
US Bank Fed Funds	$35,000	$35,000	$-	$35,000	$-
MUFG Union Bank Fed Funds	$15,000	$15,000	$-	$15,000	$-
PCBB Fed Funds	$50,000	$50,000	$-	$50,000	$-
Total additional liquidity sources	$1,438,403	$1,438,403	$-	$1,438,403	$1,914,046

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  As of December 31, 2021, we had $1.3 billion in cash and unencumbered investment securities; $3.1 million in investment securities and $1.9 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

We believe we can meet all of these needs by cash flows from investment payments and maturities, and investment sales, if the need arises.

Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities.  Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation.

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans, and purchases and sales of investment securities. As of December 31, 2021, we had outstanding loan commitments of $937 million and outstanding letters of credit of $17.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. During the years ended December 31, 2021 and 2020, deposits increased $580 million and $782 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Management actively monitors and manages our interest rate risk exposure. We do not have any market-risk sensitive instruments entered into for trading purposes. We manage our interest-rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Our Asset Liability Management Committee (“ALCO”), which is comprised of members of the Board of Directors and executive officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within risk tolerances determined by ALCO, and approved by the full Board of Directors, Management may make adjustments to the Company’s asset and liability mix to bring interest rate risk levels within the board approved limits.

Net Interest Income Simulation. In order to measure interest rate risk, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index.

Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and assumes the reinvestment of the proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure as of the period presented. It does not account for all factors that affect this analysis, including changes by management to mitigate the effect of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment-rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 basis points. As of the periods presented, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a FHLB index for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified periods.  A gap analysis highlights the distribution of re-pricing opportunities of our interest earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest earning assets as of the periods presented. The analysis also sets forth the time periods during which interest earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of clients in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.  Our gap analysis also highlights the asset sensitivity of our balance sheet.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates.

Products categorized as non-rate sensitive, such as our non-interest bearing demand deposits, in the gap analysis behave like long-term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses balance was $61 million at December 31, 2021. The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The overall allowance consists of three primary components: specific reserves related to impaired loans & leases; general reserves for inherent losses related to loans & leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. The determination of the general reserve for loans & leases that are collectively evaluated for impairment is based on estimates made by management including, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors that include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

We identified management’s risk ratings of loans and the estimation of qualitative factors, both of which are used in the allowance for credit losses calculation and require significant management judgment as critical audit matters. The Company assigns a risk rating to all loans & leases and periodically performs detailed reviews of all such loans & leases over a certain threshold to identify credit risks and assess overall collectability. The qualitative factors are used to estimate losses related to factors that are not captured in the historical loss rates such as economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, and the character of the loan & lease portfolio, and are based on management’s evaluation of available internal and external data and involves significant management judgement. Auditing management’s judgments regarding the determination of risk ratings and qualitative factors applied to the allowance for credit losses involved a high degree of subjectivity and judgement.

The following are the primary procedures we performed to address these critical audit matters. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s calculation of the allowance for credit losses, including:

•	Determination of the accuracy of risk ratings of loans
•	Determination of the appropriateness of the changes in risk ratings of loans
•	Evaluating the appropriate approval of the changes in risk ratings of loans
•	Identification and determination of the significant assumptions used in the measurement of the qualitative factors
•	Evaluation of the appropriateness of the changes made to the qualitative factors

We also tested management’s process to develop the risk ratings of loans and the estimation of qualitative factors which involved the following:

•
Testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable

•	Performing a loan grade analysis by loan type to determine whether any large fluctuations occurred that could not be reasonably explained
•
Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative factors used in the calculation of the allowance for credit losses are reasonable

•
Performing an independent analysis to evaluate the reasonableness of the qualitative factors used by management to account for inherent losses that are not captured in the calculation of the allowance for credit losses based on historical loss rates alone

/s/ Moss Adams LLP
San Francisco, California
March 16, 2022
We have served as the Company’s auditor since 2013.

Farmers & Merchants Bancorp
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020
ASSETS
Cash and due from banks	$52,499	$66,327
Interest bearing deposits with banks	662,961	317,510
Total cash and cash equivalents	715,460	383,837
Securities available for sale, at fair value	270,454	807,732
Securities held to maturity, at amortized cost	737,052	68,933
Total investment securities	1,007,506	876,665
Non-marketable securities	15,549	12,693
Loans and leases held for investment	3,237,177	3,099,592
Allowance for credit losses	(61,007)	(58,862)
Loans held for investment, net	3,176,170	3,040,730
Bank-owned life insurance	71,411	69,235
Premises and equipment, net	47,730	50,147
Deferred income tax assets, net	25,542	17,093
Accrued interest receivable	18,098	20,333
Goodwill	11,183	11,183
Other intangibles	3,402	4,013
Other real estate owned	873	873
Other assets	84,796	63,651
TOTAL ASSETS	$5,177,720	$4,550,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,750,330	$1,475,425
Interest bearing:
Demand	1,097,337	902,487
Savings and money market	1,400,000	1,260,487
Certificate of deposits	392,485	421,868
Total interest bearing	2,889,822	2,584,842
Total deposits	4,640,152	4,060,267
Subordinated debentures	10,310	10,310
Other liabilities	64,122	56,211
TOTAL LIABILITIES	4,714,584	4,126,788

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 789,646 issued and outstanding at December 31, 2021 and 2020, respectively	8	8
Additional paid in capital	77,516	77,516
Retained earnings	387,331	333,070
Accumulated other comprehensive (loss) / income	(1,719)	13,071
TOTAL SHAREHOLDERS’ EQUITY	463,136	423,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,177,720	$4,550,453

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2019
Interest income
Interest and fees on loans and leases	$147,208	$143,383	$137,237
Interest and dividends on investments	17,158	14,704	12,476
Interest on deposits with others	902	1,207	4,909
Total interest income	165,268	159,294	154,622

Interest expense
Deposits	4,017	9,113	12,640
Borrowed funds	-	-	-
Subordinated debentures	315	378	554
Total interest expense	4,332	9,491	13,194
Net interest income	160,936	149,803	141,428
Provision for credit losses	1,910	4,500	200
Net interest income after provision for credit losses	159,026	145,303	141,228
Noninterest income
Card processing	6,959	5,536	5,120
Service charges on deposit accounts	2,972	2,637	3,673
Increase in cash surrender value of BOLI	2,175	2,088	2,031
Gain on sale of investment securities	2,554	40	1
Net gain on deferred compensation investments	2,614	1,777	2,625
Other	3,782	2,976	2,877
Total noninterest income	21,056	15,054	16,327
Noninterest expense
Salaries and employee benefits	63,860	56,950	55,250
Net gain on deferred compensation benefits	2,614	1,777	2,625
Occupancy	4,675	4,640	4,295
Data Processing	4,967	4,994	4,921
FDIC insurance	1,237	517	624
Marketing	1,097	922	1,254
Legal	140	128	2,347
Other	13,171	12,478	10,926
Total noninterest expense	91,761	82,406	82,242
INCOME BEFORE INCOME TAXES	88,321	77,951	75,313
Income tax expense	21,985	19,217	19,277
NET INCOME	$66,336	$58,734	$56,036

Earnings per common share:
Basic	$84.01	$74.03	$71.18
Diluted	$84.01	$74.03	$71.18

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$66,336	$58,734	$56,036
Other comprehensive income
Unrealized holding (losses)/gains on securities available for sale	(17,986)	13,905	8,936
Reclassification adjustment for (gains)/losses on available for sale securities	(2,554)	(40)	(1)
Amortization of unrealized loss on securities transferred to held to maturity	(457)	-	-
Net unrealized holding (losses)/gains on securities available for sale	(20,997)	13,865	8,935
Income tax income/(expense)	6,207	(4,099)	(2,642)
Other comprehensive (loss)/income, net of tax	(14,790)	9,766	6,293
Total comprehensive income	$51,546	$68,500	$62,329

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Years Ended December 31, 2021

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2019	783,721	$8	$72,974	$241,221	$(2,988)	$311,215
Net income	-	-	-	56,036	-	56,036
Other comprehensive income, net of tax	-	-	-	-	6,293	6,293
Cash dividends declared ($14.20 per share)	-	-	-	(11,221)	-	(11,221)
Issuance of common stock	9,312	-	6,973	-	-	6,973
Balance as of December 31, 2019	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net income	-	-	-	58,734	-	58,734
Other comprehensive income, net of tax	-	-	-	-	9,766	9,766
Cash dividends declared ($14.75 per share)	-	-	-	(11,700)	-	(11,700)
Issuance of common stock	523	-	403	-	-	403
Repurchase of common stock	(3,910)	-	(2,834)	-	-	(2,834)
Balance as of December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	66,336	-	66,336
Other comprehensive loss, net of tax	-	-	-	-	(14,790)	(14,790)
Cash dividends declared ($15.30 per share)	-	-	-	(12,075)	-	(12,075)
Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$66,336	$58,734	$56,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,910	4,500	200
Depreciation and amortization	2,632	2,769	2,756
Net amortization of securities premiums and discounts	1,446	1,159	510
Increase in cash surrender value of BOLI	(2,176)	(2,087)	(2,031)
Decrease/(increase) in deferred income taxes, net	(880)	(1,962)	(3,254)
(Gains)/losses on sale of securities available for sale	(2,554)	(40)	(1)
Net changes in:
Other assets	(12,432)	(818)	21,659
Other liabilities	5,681	(4,136)	4,983
Net cash provided by operating activities	59,963	58,119	80,858
Cash flows from investing activities:
Net change in loans held for investment	(137,216)	(427,049)	(102,193)
Purchase of available for sale securities	(257,231)	(670,550)	(652,280)
Purchase of held to maturity securities	(395,176)	(22,020)	(16,376)
Purchase of non-marketable securities	(2,856)	-	-
Maturities/sales of available for sale securities	458,855	383,257	644,244
Maturities of held to maturity securities	43,287	13,299	10,871
Purchase of premises and equipment	(2,069)	(7,709)	(15,537)
Purchase of other investments	(8,192)	(6,063)	(4,400)
Redemption of other investments	2,752	-	-
Proceeds from sale of assets	1,696	81	41
Net cash used in investing activities	(296,150)	(736,754)	(135,630)
Cash flows from financing activities:
Net increase in deposits	579,885	782,248	215,187
Cash dividends paid	(12,075)	(11,700)	(11,221)
Net cash used in share repurchase program	-	(2,834)	-
Net provided by financing activities	567,810	767,714	203,966
Net change in cash and cash equivalents	331,623	89,079	149,194
Cash and cash equivalents, beginning of year	383,837	294,758	145,564
Cash and cash equivalents, end of year	$715,460	$383,837	$294,758

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,369	$10,903	$11,755
Income taxes paid	$29,941	$9,581	$7,342
Issuance of common stock	$-	$403	$6,973

Supplemental disclosures of non-cash transactions:
Investment securities available for sale transferred to held to maturity	$316,925	$-	$-
Unrealized (losses)/gains on securities available for sale	$20,540	$(13,865)	$8,935
Lease liabilities from obtaining right-of-use assets	$295	$-	$5,645

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 1—Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — Farmers & Merchants Bancorp (“FMCB”) is a Delaware corporation headquartered in Lodi, California and is the bank holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank” and together with FMCB, the “Company”). The Company operates all business activities through the Bank, which was organized in 1916. F&M Bank is a California state-chartered bank. F&M Bank operates under the supervision of the California Department of Financial Protection and Innovation (“DFPI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). F&M Bank is not a member of the Federal Reserve System; however, FMCB operates as a bank holding company under the Federal Bank Holding Company Act of 1956, subject to and under the supervision of and examination by the Board of Governors of the Federal Reserve System (“FRB”) and is the sole shareholder of F&M Bank. Both FMCB and F&M Bank are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies. The Company considers F&M Bank to be its sole operating segment.

The Company’s other wholly-owned subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). FMCB Statutory Trust I is a non-consolidated subsidiary.

Through its network of 29 banking offices and 3 ATMs, F&M Bank emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium-sized businesses, a broad range of retail banking services are also made available to the local consumer market. F&M Bank branches are located through the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties and the east region of the San Francisco Bay Area including Napa and Contra Costa counties.

F&M Bank provides a broad complement of lending products, including commercial, commercial real estate, real estate construction, agribusiness, consumer, credit card, residential real estate loans, and equipment leases. Commercial products include term loans, leases, lines of credit and other working capital financing and letters of credit. Financing products for individuals include automobile financing, lines of credit, residential real estate, home improvement and home equity lines of credit.

F&M Bank also offers a wide range of deposit instruments. These include checking, savings, money market, time certificates of deposit, individual retirement accounts and online banking services for both business and personal accounts.

F&M Bank offers a wide range of specialized services designed for the needs of its commercial accounts. These services include a credit card program for merchants, lockbox and other collection services, account reconciliation, investment sweep, on-line account access, and electronic funds transfers by way of domestic and international wire and automated clearinghouse.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
F&M Bank makes investment products available to customers, including mutual funds and annuities. These investment products are offered through a third-party, which employs investment advisors to meet with and provide investment advice to the Company’s customers.

The consolidated financial statements of the Company include the accounts of FMCB together with the Bank. All intercompany transactions and balances have been eliminated.

Use of estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the determination of the fair value of certain financial instruments, and deferred income tax assets.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  There was no impact on net income or retained earnings as a result of any reclassification.

Cash and cash equivalents — Cash and cash equivalents consist of cash on hand, amounts due from banks, interest bearing deposits, and federal funds sold, all of which have original maturities of three months or less. The Company places its cash with high credit quality institutions. The amounts on deposit fluctuate and, at times, exceed the insured limit by the FDIC, which potentially subjects the Company to credit risk.  For these instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities — Investment securities are classified as held to maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity. Investment securities are classified as available for sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity. The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost. Investment securities classified at AFS are reported at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Debt securities classified as held to maturity are carried at cost. Debt securities classified as available for sale are measured at fair value. Unrealized holding gains and losses on debt securities classified as available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

When the estimated fair value of a security is lower than the book value, a security is considered impaired and the Company evaluates it for other-than-temporary impairment (“OTTI”).  If there is intent to sell the security, or if the Company will be required to sell the security, or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired and impairment is recognized.  The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in AOCI.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is OTTI. Certain factors considered include, but are not limited to: (a) the length of time and the extent to which the security has been in an unrealized loss position, (b) changes in the financial condition of the issuer, (c) the payment structure of debt securities, (d) adverse changes in ratings issued by rating agencies, (e) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest income is recognized based on the coupon rate, and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid. The amortization of premiums or the accretion of discounts are recognized in interest income using the effective interest method over the period of maturity.

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Bank’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

Loans and leases held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

Loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts, and the borrower’s financial condition, that the borrower will be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans may be returned to accrual status when all delinquent interest and principal amounts contractually due are brought current and future payments are reasonably assured.

Impaired loan and leases — The Company considers loans impaired when, based on current information and events, it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Such loans are generally classified as Substandard or Doubtful loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are recorded to provision for loan losses and as adjustments to the ACL.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Restructured loan and leases — A restructuring of a loan or lease constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s (the term “borrower” is used herein to describe a customer who has entered into either a loan or lease transaction) financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans and leases typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on nonaccrual status at the time they become TDR, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as impaired and are individually evaluated for impairment as described above.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to modifications for a limited period to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. See “Note 2 – Risks and Uncertainties” for additional information on the CARES Act, H.R. 133 and the impact of COVID-19 on the Company.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Allowance for credit losses — The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan & lease portfolio as of the balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to impaired loans and leases; general reserves for inherent losses related to loans and leases that are not impaired; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors.

The determination of the general reserve for loans and leases that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, qualitative factors that include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan & lease portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan & lease type). These portfolio segments include: (1) commercial real estate; (2) agricultural real estate; (3) real estate construction (including land and development loans); (4) residential 1st mortgages; (5) home equity lines and loans; (6) agricultural; (7) commercial; (8) consumer and other; and (9) equipment leases. The allowance for credit losses attributable to each portfolio segment, which includes both individually evaluated impaired loans and leases and loans and leases that are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans and leases and periodically performs detailed reviews of all such loans and leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans and leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans and leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

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

Special mention – A special mention loan or lease has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company’s credit position at some future date. Special mention loans and leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
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

Commercial real estate – Commercial real estate mortgage loans are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties affect the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real estate construction – Real estate construction loans, including land loans, are generally considered to possess a higher inherent risk of loss than the Company’s commercial, agricultural and consumer loan types. A major risk arises from the necessity to complete projects within specified cost and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly affect the credit quality of these loans, as property values determine the economic viability of construction projects.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued

Commercial leases – Equipment leases are generally considered to possess a moderate inherent risk of loss. As lessor, the Company is subject to both the credit risk of the borrower and the residual value risk of the equipment. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed with qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

Premises and equipment — Land is carried at cost. Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method based on the estimated useful lives of the related assets below:

Building and building improvements	30 to 40 years
Leasehold improvements	term of lease
Furniture and equipment	3 to 7 years
Computers, software and equipment	3 to 7 years

Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Bank-owned life insurance (“BOLI”) — The Bank has purchased life insurance policies. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. BOLI is carried at the cash surrender value (“CSV”) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, as of December 31, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings but is limited by the amount of goodwill allocated to that reporting unit.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Other intangible assets — Other intangible assets consist primarily of core deposit intangibles (“CDI”), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the client relationships associated with the deposits. Core deposit intangibles are amortized over the estimated useful life of such deposits. These assets are reviewed at least annually for events or circumstances that could affect their recoverability. These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable; impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

Transfers of financial assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Right of use lease asset & lease liability — The Company leases retail space and office space under operating leases. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Certain leases also contain lease incentives, such as tenant improvement allowances and rent abatement. Variable lease payments are recognized as lease expense as they are incurred.

We record an operating lease right of use (“ROU”) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from property owners plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. A majority of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued

Allowance for credit losses - unfunded loan commitments — An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb current expected credit losses associated with the contractual life of the Banks’ commitments to lend funds under existing agreements such as letters or lines of credit. The Banks use a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in non-interest expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated balance sheets.

Revenue from contracts with customers — The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Income taxes — Deferred income tax assets and deferred income tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets.  Judgments and tax strategies are subject to audit by various taxing authorities.  While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial positions, result of operations, or cash flows.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Basic and diluted earnings per common share — The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB”. The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share.

Comprehensive income — The “Comprehensive Income” topic of the FASB ASC establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes.

Segment reporting — The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

Loss contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Advertising costs — Advertising costs are expensed when incurred and totaled $1.1 million in 2021, $0.9 million in 2020, and $1.3 million in 2019.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
Impact of recent authoritative accounting guidance — The Accounting Standards Codification™ (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard updates (“ASU”) to its ASC.  Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an organization must use to develop its expected credit loss estimate for assets measured either collectively or individually.

The new guidance had been effective on January 1, 2020. However, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and H.R. 133, resulted in federal banking regulators issuing an interim final rule allowing banks the option of delaying the implementation of CECL until January 1, 2022. In addition, the national banking regulators have issued a joint statement allowing financial institutions to mitigate the effects of CECL in their regulatory capital calculations for up to two years. The Company elected to delay CECL adoption, but continued to run its CECL model quarterly to accumulate data for the ultimate implementation.

The Company adopted this ASU effective January 1, 2022. The Company formed an internal committee to oversee the project and engaged a third-party software vendor in the development of its model.  The Company developed a reasonable and supportable forecast based upon economic forecast scenarios and incorporated the reasonable and supportable forecast into the models. The Company also developed a qualitative factor methodology and incorporated the qualitative factors into the models.

The Company expects greater volatility in its earnings after adoption due to the nature and time horizon used to calculate CECL, the mode sensitivity to changes in economic forecasts, and other factors. Lastly, the Company expects a lack of comparability with financial performance to its peers as it adopts this ASU, due to delayed adoption for some public companies and the varying methodologies utilized by its peers.

The Company is in the process of finalizing its review of the model results related to the adoption of this ASU. Based on our most recently determined model results, we expect the combined adjustment to our Allowance for Credit Loss and Reserve for Unfunded Loan Commitments could be within (5.00%) to 5.00% upon the adoption. Based on the credit quality of debt securities held-to-maturity, the allowance for credit losses recorded at adoption on this portfolio is expected to be nominal. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available-for-sale will be replaced with an allowance approach.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued

Subsequent events — The Company has evaluated events occurring subsequent to December 31, 2021 for disclosure in the consolidated financial statements. The Company repurchased 4,500 shares of common stock in February 2022.  The Company originated $497 million in SBA PPP loans, which has declined to $32.4 million at February 28, 2022.

Note 2—Risks and Uncertainties

The COVID-19 pandemic has affected the economy and businesses throughout the U.S., in California and in the markets served by the Company.  Designated as an “essential business”, the Company’s subsidiary, Farmers & Merchants Bank of Central California, has kept all branches open and maintained regular business hours during the COVID-19 pandemic. Our staffing levels have remained stable during the COVID-19 pandemic.

Through the CARES Act and H.R. 133, as well as related federal and state regulatory actions, the federal government has taken extraordinary efforts to provide financial assistance to individuals and companies to help them move through these difficult times. However, there are no guarantees how long the COVID-19 virus may continue to impact our economy, and therefore, the Company.

While we expect the effects of COVID-19 could have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at the current time.

Note 3—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
U.S. Treasury notes	$9,938	$151	$-	$10,089
U.S. Government-sponsored securities	6,351	62	39	6,374
Mortgage-backed securities(1)	253,300	3,200	5,380	251,120
Collateralized Mortgage Obligations	2,412	24	-	2,436
Other	435	-	-	435
Total available-for-sale securities	$272,436	$3,437	$5,419	$270,454

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued
Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2020
U.S. Treasury notes	$14,859	$429	$-	$15,288
U.S. Government-sponsored securities	8,252	1	93	8,160
Mortgage-backed securities(1)	715,523	17,245	48	732,720
Collateralized Mortgage Obligations	5,039	114	-	5,153
Corporate securities	45,010	927	18	45,919
Other	492	-	-	492
Total available-for-sale securities	$789,175	$18,716	$159	$807,732

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
Municipal securities	$66,496	$701	$-	$67,197
Mortgage-backed securities(1)	596,775	45	11,764	585,056
Collateralized Mortgage Obligations	73,781	36	229	73,588
Total held-to-maturity securities	$737,052	$782	$11,993	$725,841

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2020
Municipal securities	$68,933	$1,116	$-	$70,049
Total held-to-maturity securities	$68,933	$1,116	$-	$70,049

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities that are less than 12 months and 12 months or more:

Available-for-Sale Securities	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
U.S. Government-sponsored securities	$183	$-	$2,007	$39	$2,190	$39
Mortgage-backed securities(1)	61,469	1,192	104,489	4,188	165,958	5,380
Total available-for-sale securities	$61,652	$1,192	$106,496	$4,227	$168,148	$5,419

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

Available-for-Sale Securities	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2020
U.S. Government-sponsored securities	$1,741	$3	$6,126	$90	$7,867	$93
Mortgage-backed securities(1)	20,142	45	177	3	20,319	48
Corporate securities	4,041	18	-	-	4,041	18
Total available-for-sale securities	$25,924	$66	$6,303	$93	$32,227	$159

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued

The following tables show the gross unrealized losses for held-to-maturity securities that are less than 12 months and 12 months or more:

Held-to-Maturity Securities	December 31, 2021
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
Mortgage-backed securities(1)	$570,119	$11,764	$-	$-	$570,119	$11,764
Collateralized Mortgage Obligations	58,977	229	-	-	58,977	229
Total held-to-maturity securities	$629,096	$11,993	$-	$-	$629,096	$11,993

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

There were no HTM investments with gross unrealized losses at December 31, 2020.

As of December 31, 2021, the Company held 654 investment securities of which 82 were in an unrealized loss position for less than twelve months and 71 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. The Company does not intend to sell the securities and believes it is able to more likely than not collect all amounts due according to the contractual terms of the underlying investment securities. Management believes its debt securities are not OTTI.

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2021	$301,320	$5,570	$3,016
2020	$5,080	$40	$-
2019	$5,300	$1	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued
The amortized cost and estimated fair values of investment securities at December 31, 2021 by contractual maturity are shown in the following tables:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,430	$5,465	$308	$308
After one year through five years	5,094	5,209	8,487	8,528
After five years through ten years	510	512	18,433	19,072
After ten years	5,690	5,711	39,268	39,288
	$16,724	$16,897	$66,496	$67,196

Securities not due at a single maturity date:
Mortgage-backed securities	253,300	251,120	596,775	585,056
Collateralized mortgage obligations	2,412	2,437	73,781	73,589
Total	$272,436	$270,454	$737,052	$725,841

Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Pledged Securities

As of December 31, 2021, securities carried at $426 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $439.7 million at December 31, 2020.

Note 4—Federal Home Loan Bank Stock and Other Non-Marketable Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Non-Marketable Securities on the Company’s Consolidated Balance Sheets and totaled $15.5 million and $12.9 at December 31, 2021 and 2020, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 5—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Loans and leases held-for-investment, net
Real estate:
Commercial real estate	$1,167,516	$971,326
Agricultural	672,830	643,014
Residential and home equity	350,581	333,618
Construction	177,163	185,741
Total real estate	2,368,090	2,133,699
Commercial & Industrial	427,799	374,816
Agricultural	276,684	264,372
Commercial leases	96,971	103,117
Consumer and other(1)	78,367	235,529
Total gross loans and leases	3,247,911	3,111,533
Unearned income	(10,734)	(11,941)
Total net loans and leases	3,237,177	3,099,592
Allowance for credit losses	(61,007)	(58,862)
Total loans and leases held-for-investment, net	$3,176,170	$3,040,730

(1) Includes SBA PPP loans.

Paycheck Protection Program (“PPP”) … Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $494.39 million of loans for 2,680 small business customers. As of December 2021 and 2020, PPP loans outstanding were $70.8 million and $224.3 million, respectively.

At December 31, 2021, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.1 billion and $767 million, respectively. The borrowing capacity on these loans was $837.1 million from FHLB and $480.4 million from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due at December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial real estate	$1,156,879	$459	$-	$-	$459	$1,157,338
Agricultural	672,812	-	-	18	18	672,830
Residential and home equity	350,492	89	-	-	89	350,581
Construction	177,163	-	-	-	-	177,163
Total real estate	2,357,346	548	-	18	566	2,357,912
Commercial & Industrial	427,799	-	-	-	-	427,799
Agricultural	276,186	-	-	498	498	276,684
Commercial leases	96,415	-	-	-	-	96,415
Consumer and other	78,363	4	-	-	4	78,367
Total loans and leases, net	$3,236,109	$552	$-	$516	$1,068	$3,237,177

	December 31, 2020
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial real estate	$958,980	$-	$-	$-	$-	$958,980
Agricultural	643,014	-	-	-	-	643,014
Residential and home equity	333,618	-	-	-	-	333,618
Construction	185,741	-	-	-	-	185,741
Total real estate	2,121,353	-	-	-	-	2,121,353
Commercial & Industrial	374,816	-	-	-	-	374,816
Agricultural	263,877	-	-	495	495	264,372
Commercial leases	103,522	-	-	-	-	103,522
Consumer and other	235,518	11	-	-	11	235,529
Total loans and leases, net	$3,099,086	$11	$-	$495	$506	$3,099,592

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Non-accrual loans are summarized as follows:

December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans and leases:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial real estate	$-	$-
Agricultural	18	-
Residential and home equity	-	-
Construction	-	-
Total real estate	18	-
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	18	-
Non-accrual loans and leases, are TDRs
Real estate:
Commercial real estate	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	498	495
Commercial leases	-	-
Consumer and other	-	-
Subtotal	498	495
Total non-accrual loans and leases	$516	$495

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, we have restructured $278.1 million of loans under the CARES Act and H.R. 133 guidelines. As of December 31, 2021, all loans that were restructured as part of the CARES Act and H.R. 133 have returned to the contractual terms and conditions of the loans, without exception.

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category:

	December 31,
(Dollars in thousands)	2021	2020
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial real estate	$41	$84
Agricultural	-	5,629
Residential and home equity	1,522	1,731
Construction	-	-
Total real estate	1,563	7,444
Commercial & Industrial	260	233
Agricultural	-	-
Commercial leases	-	-
Consumer and other	1	190
Subtotal	1,824	7,867
Non-accruing TDR loans and leases
Real estate:
Commercial real estate	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	498	495
Commercial leases	-	-
Consumer and other	-	-
Subtotal	498	495
Total TDR loans and leases	$2,322	$8,362

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial real estate	$1,142,175	$6,903	$8,260	$-	$1,157,338	$28,536
Agricultural	663,157	3,292	6,381	-	672,830	9,613
Residential and home equity	350,148	-	433	-	350,581	2,847
Construction	177,163	-	-	-	177,163	1,456
Total real estate	2,332,643	10,195	15,074	-	2,357,912	42,452
Commercial & Industrial	417,806	9,321	672	-	427,799	11,489
Agricultural	275,206	958	520	-	276,684	5,465
Commercial leases	96,415	-	-	-	96,415	938
Consumer and other	78,181	-	186	-	78,367	263
Unallocated	-	-	-	-	-	400
Total loans and leases, net	$3,200,251	$20,474	$16,452	$-	$3,237,177	$61,007

	December 31, 2020
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial real estate	$946,621	$7,849	$4,510	$-	$958,980	$27,679
Agricultural	631,043	400	11,571	-	643,014	8,633
Residential and home equity	332,747	-	871	-	333,618	2,984
Construction	185,741	-	-	-	185,741	1,643
Total real estate	2,096,152	8,249	16,952	-	2,121,353	40,939
Commercial & Industrial	373,038	1,060	718	-	374,816	9,961
Agricultural	263,781	96	495	-	264,372	4,814
Commercial leases	103,522	-	-	-	103,522	1,731
Consumer and other	235,063	-	466	-	235,529	333
Unallocated	-	-	-	-	-	1,084
Total loans and leases, net	$3,071,556	$9,405	$18,631	$-	$3,099,592	$58,862

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Changes in the allowance for credit losses are as follows:

	Year Ended December 31, 2021
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$36,312	$1,643	$2,984	$14,775	$1,731	$333	$1,084	$58,862
Provision / (recapture) for credit losses	1,837	(187)	(235)	2,025	(793)	(53)	(684)	1,910
Charge-offs	-	-	-	-	-	(44)	-	(44)
Recoveries	-	-	98	154	-	27	-	279
Net (charge-offs) / recoveries	-	-	98	154	-	(17)	-	235

Balance at end of year	$38,149	$1,456	$2,847	$16,954	$938	$263	$400	$61,007

	Year Ended December 31, 2020
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$26,181	$1,949	$3,530	$19,542	$3,162	$456	$192	$55,012
Provision / (recapture) for credit losses	10,050	(306)	(669)	(3,946)	(1,431)	(90)	892	4,500
Charge-offs	-	-	(7)	(1,101)	-	(66)	-	(1,174)
Recoveries	81	-	130	280	-	33	-	524
Net (charge-offs) / recoveries	81	-	123	(821)	-	(33)	-	(650)

Balance at end of year	$36,312	$1,643	$2,984	$14,775	$1,731	$333	$1,084	$58,862

	Year Ended December 31, 2019
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Unallocated	Total
Allowance for credit losses:
Balance at beginning of year	$25,701	$1,249	$3,641	$19,898	$4,022	$494	$261	$55,266
Provision / (recapture) for credit losses	442	700	(152)	146	(860)	(7)	(69)	200
Charge-offs	-	-	-	(592)	-	(83)	-	(675)
Recoveries	38	-	41	90	-	52	-	221
Net (charge-offs) / recoveries	38	-	41	(502)	-	(31)	-	(454)

Balance at end of year	$26,181	$1,949	$3,530	$19,542	$3,162	$456	$192	$55,012

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

The ACL and outstanding loan balances reviewed according to the Company’s estimated credit loss methods were summarized as follows:

	December 31, 2021
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Unallocated	Total
Allowance for credit losses:
Total loans and leases
Collectively evaluated for impairment	$1,824,517	$177,163	$348,729	$703,725	$96,415	$78,193	$-	$3,228,742
Individually evaluated for impairment	5,651	-	1,852	758	-	174	-	8,435
Total loans and leases	$1,830,168	$177,163	$350,581	$704,483	$96,415	$78,367	$-	$3,237,177

Allowance for credit losses:
Collectively evaluated for impairment	$38,149	$1,456	$2,755	$16,937	$938	$227	$400	$60,862
Individually evaluated for impairment	-	-	92	17	-	36	-	145
Total allowance for credit losses	$38,149	$1,456	$2,847	$16,954	$938	$263	$400	$61,007

	December 31, 2020
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Unallocated	Total
Allowance for credit losses:
Total loans and leases
Collectively evaluated for impairment	$1,596,261	$185,741	$331,095	$638,460	$103,522	$235,275	$-	$3,090,354
Individually evaluated for impairment	5,733	-	2,523	728	-	254	-	9,238
Total loans and leases	$1,601,994	$185,741	$333,618	$639,188	$103,522	$235,529	$-	$3,099,592

Allowance for credit losses:
Collectively evaluated for impairment	$36,312	$1,643	$2,859	$14,663	$1,731	$281	$1,084	$58,573
Individually evaluated for impairment	-	-	125	112	-	52	-	289
Total allowance for credit losses	$36,312	$1,643	$2,984	$14,775	$1,731	$333	$1,084	$58,862

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Information on individually evaluated loans was summarized as follows:

	December 31, 2021
(Dollars in thousands)	Unpaid Principal Balance	With no Allowance	With Allowance	Total Recorded Investment	Related Allowance
Loans and leases individually evaluated:
Real estate:
Commercial real estate	$45	$45	$-	$45	$-
Agricultural	5,606	5,606	-	5,606	-
Residential and home equity	1,852	-	1,852	1,663	92
Construction	-	-	-	-	-
Total real estate	7,503	5,651	1,852	7,314	92
Commercial & Industrial	260	-	260	260	17
Agricultural	498	498	-	456	-
Commercial leases	-	-	-	-	-
Consumer and other	174	-	174	173	36
Total gross loans and leases	$8,435	$6,149	$2,286	$8,203	$145

	December 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	With no Allowance	With Allowance	Total Recorded Investment	Related Allowance
Loans and leases individually evaluated:
Real estate:
Commercial real estate	$104	$104	$-	$104	$-
Agricultural	5,629	5,629	-	5,629	-
Residential and home equity	2,523	-	2,523	2,288	125
Construction	-	-	-	-	-
Total real estate	8,256	5,733	2,523	8,021	125
Commercial & Industrial	233	-	233	233	20
Agricultural	495	3	492	453	92
Commercial leases	-	-	-	-	-
Consumer and other	254	63	191	253	52
Total gross loans and leases	$9,238	$5,799	$3,439	$8,960	$289

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Loans and Leases—Continued

Interest income recognized on the average recorded investment of individually evaluated loans was as follows:

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans and leases individually evaluated:
Real estate:
Commercial real estate	$80	$7	$812	$38	$4,595	$182
Agricultural	5,588	735	5,766	352	6,069	379
Residential and home equity	1,978	93	2,543	135	2,679	144
Construction	-	-	-	-	-	-
Total real estate	7,646	835	9,121	525	13,343	705
Commercial & Industrial	232	20	500	34	1,562	54
Agricultural	585	58	907	102	195	6
Commercial leases	-	-	-	-	-	-
Consumer and other	310	21	257	13	54	-
Total loans and leases individually evaluated	$8,773	$934	$10,785	$674	$15,154	$765

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 6—Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Premises and equipment:
Buildings and land	$59,325	$60,512
Furniture, fixtures, and equipment	21,775	21,011
Leasehold improvements	3,658	3,752
Other	527	474
Subtotal	85,285	85,749
Accumulated depreciation and amortization	(37,555)	(35,602)
Total premises and equipment	$47,730	$50,147

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2,632,000, $2,769,000, and $2,756,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Rental income was $491,000, $434,000, and $183,000 for the years ended December 31, 2021, 2020, and 2019, respectively and is recorded in other income.

Note 7—Other Real Estate

The Bank reported $873,000 in other real estate at December 31, 2021 and 2020, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 8 — Deposits

Certificate of deposits greater than and less than or equal to the FDIC insurance limit are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Certificate of deposits:
Certificates of deposits less than or equal to $250,000	$223,620	$235,924
Certificates of deposits greater than $250,000	168,865	185,944
Total certificate of deposits	$392,485	$421,868

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2022	$354,754
2023	29,502
2024	5,171
2025	1,648
2026 and beyond	1,410
Total time deposits	$392,485

Note 9 — Short-term borrowings

As of December 31, 2021 and 2020, committed lines of credit arrangements totaling $1.4 billion and $1.3 billion were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of December 31, 2021 was 0.25%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $837.1 million, which is secured by $1.14 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 0.17% as of December 31, 2021.

The Company has $767 million in pledged loans with the Federal Reserve Bank (the “Fed”). As of December 31, 2021, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $480.4 million. The borrowing rate is 25 basis points. There were no outstanding advances on the above borrowing facilities as of December 31, 2021 and 2020.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 10—Long-term Subordinated Debentures

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 11—Shareholders’ Equity

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

Management believes that the Company and the Bank meet the requirements to be categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s actual and required capital amounts and ratios are as follows:

	December 31, 2021
	Actual		Minimum Capital Requirement		Well Capitalized Requirment
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$450,687	11.68%	$173,674	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	460,687	11.94%	231,566	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	509,091	13.19%	308,755	8.00%	N/A	N/A
Tier 1 leverage capital ratio	460,687	8.92%	206,606	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$459,813	11.91%	$173,664	4.50%	$250,847	6.50%
Tier 1 capital to risk-weighted assets	459,813	11.91%	231,551	6.00%	308,735	8.00%
Risk-based capital to risk-weighted assets	508,215	13.17%	308,735	8.00%	385,919	10.00%
Tier 1 leverage capital ratio	459,813	8.91%	206,426	4.00%	258,033	5.00%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 11—Shareholders’ Equity—Continued

	December 31, 2020
	Actual		Minimum Capital Requirement		Well Capitalized Requirment
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$395,941	11.05%	$161,178	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	405,941	11.33%	214,904	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	450,890	12.59%	286,539	8.00%	N/A	N/A
Tier 1 leverage capital ratio	405,941	9.13%	177,820	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$401,313	11.21%	$161,135	4.50%	$232,750	6.50%
Tier 1 capital to risk-weighted assets	401,313	11.21%	214,846	6.00%	286,462	8.00%
Risk-based capital to risk-weighted assets	446,251	12.46%	286,462	8.00%	358,077	10.00%
Tier 1 leverage capital ratio	401,313	9.04%	177,605	4.00%	222,006	5.00%

Basic and dilluted earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Earnings per common share have been computed based on the following:

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2019
Numerator
Net income	$66,336	$58,734	$56,036

Denominator
Weighted average number of common shares outstanding	789,646	793,337	787,227
Weighted average number of dilutive shares outstanding	789,646	793,337	787,227

Basic earnings per common share	$84.01	$74.03	$71.18
Diluted earning per commons share	$84.01	$74.03	$71.18

The Company’s Board of Directors may declare cash or stock dividends out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the well-capitalized standards per the regulations.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 12—Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. The plan assets reported at fair value are primarily invested in mutual funds and other investments, which are primarily Level 2 inputs. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.6 million, $1.5 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.7 million, $1.7 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company.

The Company expensed $9.0 million to the ERP during the year ended December 31, 2021, $6.8 million during the year ended December 31, 2020 and $6.6 million during the year ended December 31, 2019. The Company’s carrying value of the liability under the ERP was $63.9 million as of December 31, 2021 and $56.7 million as of December 31, 2020. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2021 and 2020 totaled 55,436 and 52,980 with an historical cost basis of $33.2 million and $31.2 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2021 and 2020. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $2.5 million in 2021 compared to net gains of $1.8 million in 2020 and $2.6 million in 2019. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 12—Employee Benefit Plans—Continued

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the SMRP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the SMRP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the SMRP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company.

The Company expensed $2.7 million to the SMRP during the year ended December 31, 2021, $2.3 million during the year ended December 31, 2020 and $1.3 million during the year ended December 31, 2019. The Company’s carrying value of the liability under the SMRP was $11.1 million as of December 31, 2021 and $8.6 million as of December 31, 2020. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2021 and December 31, 2020 totaled 14,192 and 12,548 shares with an historical cost basis of $9.5 million and $7.9 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2021 and 2020. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.1 million in 2021, $0.1 million in 2020 and zero in 2019. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 13—Fair Value Measurements

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

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered impaired and an allowance for credit losses is established. Once a loan or lease is identified as individually impaired, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of impaired loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Impaired loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Impaired loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 13—Fair Value Measurements—Continued

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

The following tables’ present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

December 31, 2021		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$715,460	$715,460	$-	$-	$715,460
Investment securities available-for-sale	270,454	10,214	260,240	-	270,454
Investment securities held-to-maturity	737,052	-	681,588	44,446	726,034
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,170	-	-	3,179,857	3,179,857
Bank-owned life insurance	71,411	71,411	-	-	71,411

Financial Liabilities:
Total deposits	$4,640,152	$4,247,666	$-	$391,732	$4,639,398
Subordinated debentures	10,310	-	6,890	-	6,890

December 31, 2020		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$383,837	$383,837	$-	$-	$383,837
Investment securities available-for-sale	807,732	15,470	792,262	-	807,732
Investment securities held-to-maturity	68,933	-	26,262	43,787	70,049
Non-marketable securities	12,693	-	-	12,693	12,693
Loans and leases, net	3,040,730	-	-	3,045,911	3,045,911
Bank-owned life insurance	69,235	69,235	-	-	69,235

Financial Liabilities:
Total deposits	$4,060,267	$3,638,400	$-	$422,840	$4,061,240
Subordinated debentures	10,310	-	6,888	-	6,888

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 13—Fair Value Measurements—Continued

Non-recurring Measurements:  Impaired loans are classified with Level 3 of the fair value hierarchy.  The estimated fair value of impaired loans is based on the fair value of the collateral, less estimated costs to sell.  The Company receives an appraisal or performs an evaluation for each impaired loan.  The key inputs used to determine the fair value of impaired loans include selling costs, and adjustment to comparable collateral.  Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness.  Appraisals are typically obtained at least on an annual basis.  The Company also considers other factors and events that may affect the fair value.  The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed.  After review and acceptance of the appraisal or evaluation, adjustments to impaired loans may occur.

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value for the periods indicated.

December 31, 2021		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$10,089	$10,089	$-	$-	$10,089
U.S. Government-sponsored securities	6,374	-	6,374	-	6,374
Mortgage-backed securities	251,120	-	251,120	-	251,120
Collateralized Mortgage Obligations	2,436	-	2,436	-	2,436
Other	435	125	310	-	435

Fair valued on a non-recurring basis:
Individually evaluated loans	$2,562	$-	$-	$2,562	$2,562
Other Real Estate	873	-	-	873	873

December 31, 2020		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$15,288	$15,288	$-	$-	$15,288
U.S. Government-sponsored securities	8,160	-	8,160	-	8,160
Mortgage-backed securities	732,720	-	732,720	-	732,720
Collateralized Mortgage Obligations	5,153	-	5,153	-	5,153
Corporate securities	45,919	-	45,919	-	45,919
Other	492	182	310	-	492

Fair valued on a non-recurring basis:
Individually evaluated loans	$3,269	$-	$-	$3,269	$3,269
Other Real Estate	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 14. Commitments and Contingencies

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

	December 31,
(Dollars in thousands)	2021	2020

Commitments to extend credit, including unsecured commitments of $21,036 and $21,057 as of December 31, 2021 and 2020, respectively	$937,009	$957,443

Stand-by letters of credit, including unsecured commitments of $9,091 and $10,945 as of December 31, 2021 and 2020, respectively	17,880	18,846

Performance guarantees under interest rate swap contracts entered into our clients and third-parties	1,433	2,786

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 15—Leases

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

Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options that typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances.

As of December 31, 2021, operating lease ROU assets and liabilities were $4.05 million and $4.13 million, respectively. Operating lease expenses totaled $739,000 for the year ended December 31, 2021. As of December 31, 2020, operating lease ROU assets and liabilities were $4.80 million and $4.92 million, respectively. Operating lease expenses totaled $833,000 and $836,000 for the years ended December 31, 2020 and 2019, respectively.

The table below summarizes the maturity of remaining lease liability:

(Dollars in thousands)	Amount
2022	$701
2023	712
2024	728
2025	740
2026 and beyond	1,601
Total lease payments	4,482
Discount	(349)
Net present value of lease liabilities	$4,133

As of December 31, 2021, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 15—Leases—Continued

Lessor - Direct Financing Leases
The Company is the lessor in direct finance lease arrangements. Leases are recorded at the principal balance outstanding, net of unearned income and charge-offs.  Interest income is recognized using the interest method. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to Treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed with qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

Lease payments due to the Company are typically fixed and paid in equal installments over the lease term. Variable lease payments that do not depend on an index or a rate (e.g., property taxes) that are paid directly by the Company are minimal. The majority of property taxes are paid directly by the client to third-parties and are not considered part of variable payments and therefore are not recorded by the Company.

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $96.4 million at December 31, 2021 and $103.5 million at December 31, 2020.

Note 16 — Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income tax expense / (benefit)
Current:
Federal	$12,595	$12,174	$14,798
State	10,270	9,005	7,733
Total current expense	22,865	21,179	22,531

Deferred:
Federal	59	(1,115)	(3,500)
State	(939)	(847)	246
Total current deferred benefit	(880)	(1,962)	(3,254)
Provision for income tax expense	$21,985	$19,217	$19,277

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 16 — Income Taxes—Continued

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Effective income tax rate
Federal statutory rate	$18,548	21.00%	$16,370	21.00%	$15,816	21.00%
State taxes, net of Federal income tax benefit	7,370	8.34%	6,445	8.27%	6,304	8.40%
Low-income housing tax credits	(3,116)	(3.53%)	(2,655)	(3.41%)	(2,078)	(2.80%)
Bank owned life insurance	(471)	(0.53%)	(444)	(0.57%)	(460)	(0.60%)
Tax-exempt interest income	(347)	(0.39%)	(350)	(0.45%)	(358)	(0.50%)
Other, net	1	(0.00%)	(149)	(0.19%)	53	0.10%
Total provision for income tax expense and effective tax rate	$21,985	24.89%	$19,217	24.65%	$19,277	25.60%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 16 — Income Taxes—Continued
The nature and components of the Company’s net deferred income tax assets are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred income tax assets:
Allowance for credit losses	$18,129	$17,248
Deferred compensation	15,339	13,707
Accrued liabilities	9,415	8,526
State income taxes	2,157	1,891
Lease liabilities	1,222	1,454
Unrealized losses on debt securities	945	-
SBA PPP loan fee income	764	1,367
Acquired net operating losses	614	643
Low-income housing tax investments	503	384
Acquired loans fair valuation	197	237
Acquired OREO fair valuation	108	108
Other	19	7
Total deferred income tax assets	49,412	45,572

Deferred income tax liabilities:
Commercial leasing	$(17,892)	$(17,183)
Unrealized gains on debt securities	-	(5,156)
Premises and equipment	(1,860)	(1,684)
Right of use leasing asset	(1,197)	(1,428)
Core deposit intangible asset	(1,006)	(1,186)
Deferred loan and lease costs	(869)	(692)
Accretion on investment securities	(523)	(588)
FHLB dividends	(348)	(348)
Prepaid assets	(43)	(45)
Other	(132)	(169)
Total deferred income tax liabilities	(23,870)	(28,479)
Net deferred income tax assets	$25,542	$17,093

The Company believes, based on available information, that more likely than not, the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2021 and 2020.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions.  The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes.  The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2017 through 2021 tax years remain subject to selection for examination as of December 31, 2021. The Company’s California income tax returns for the years 2018, 2019 and 2020 are currently under audit. As of December 31, 2021 and 2020, the Company has net operating loss of $2.0 million and $2.1 million carry-forwards and no tax credit carry-forwards.

Note 17 — Condensed Financial Statements of Parent Company

Financial information pertaining only to Farmers and Merchants Bancorp (“FMCB”), on a parent-only basis, is as follows:

	December 31,
(Dollars in thousands)	2021	2020
Balance Sheets
Assets
Cash and cash equivalents	$1,535	$4,551
Investment in subsidiaries	472,573	429,347
Other assets	241	956
Total assets	$474,349	$434,854
Liabilities and shareholders’ equity
Subordinated debentures	$10,310	$10,310
Other liabilities	903	879
Shareholders’ equity	463,136	423,665
Total liabilities and shareholders’ equity	$474,349	$434,854

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 17 — Condensed Financial Statements of Parent Company—Continued

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Statements of Income
Dividend and other income from subsidiaries	$9,900	$19,874	$13,166
Interest and dividends	9	11	17
Total income	9,909	19,885	13,183

Reimbursement of expenses from subsidiaries	780	821	800
Other expenses	1,469	1,656	1,616
Total expense	2,249	2,477	2,416
Income before income taxes	7,660	17,408	10,767
Income tax benefit	660	729	698
	8,320	18,137	11,465
Equity in undistributed net income of subsidiaries	58,016	40,597	44,571
Net income	$66,336	$58,734	$56,036

(Dollars in thousands)	Year Ended December 31,
Statements of Cash Flows	2021	2020	2019
Cash flows from operating activities:
Net income	$66,336	$58,734	$56,036
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(58,016)	(40,597)	(44,571)
Change in other assets and liabilities	739	(393)	62
Net cash provided by operating activities	9,059	17,744	11,527
Cash flows from investing activities:
Payments for investments in non-qualified retirement plans	-	(403)	(6,273)
Net cash used in investing activities	-	(403)	(6,273)
Cash flows from financing activities:
Common stock repurchases	-	(2,834)	-
Issuance of common stock	-	403	6,973
Cash dividends paid	(12,075)	(11,700)	(11,221)
Net used in financing activities	(12,075)	(14,131)	(4,248)
Net change in cash and cash equivalents	(3,016)	3,210	1,006
Cash and cash equivalents, beginning of year	4,551	1,341	335
Cash and cash equivalents, end of year	$1,535	$4,551	$1,341

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

REPORT OF MANAGEMENT

To the Board of Directors and Shareholders of Farmers & Merchants Bancorp

The management of Farmers & Merchants Bancorp (the “Company”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management. In the opinion of management, the financial statements and other information herein present fairly the financial condition and operations of the Company at the dates indicated in conformity with accounting principles generally accepted in the United States of America.

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff (assisted in certain instances by contracted external audit resources other than the independent registered public accounting firm), which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal and external control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit Committee is responsible for the selection of the independent registered public accounting firm. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities.

The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters, which they believe should be brought to the attention of the Committee.

/s/ Kent A. Steinwert	/s/ Mark K. Olson
Kent A. Steinwert	Mark K. Olson
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Farmers & Merchants Bancorp management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by Management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in any internal control, no matter how well designed and misstatements due to error or fraud may occur and not be detected, including the possibility of circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2021.

The Company’s independent registered public accounting firm has audited the consolidated financial statements for the year ended December 31, 2021, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2021 that appears on page 72.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

 None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Election of Directors” and “Management – Executive Officers who are not Directors” of the Company’s 2022 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Delinquent Section 16(a) Reports” is set forth under the section “Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s corporate governance and board committees is set forth under the heading “Meetings and Committees of the Board of Directors – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Conduct applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct can be accessed electronically by visiting the Company’s website at www.fmbonline.com.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers of the Code of Conduct by porting such information on its website, at the address and location specified above.

Item 11.	Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Director Compensation” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Compensation Committee Interlocks and Insider Participation” is set forth under such heading of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of the Personnel Committee of the Board of Directors on Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under such heading of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Equity Compensation Plan Information” is set forth under the heading “Equity Compensation Plan Information” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Auditors – Fees Paid to Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Annual Report on Form 10-K:

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2022.

FARMERS & MERCHANTS BANCORP

/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

FARMERS & MERCHANTS BANCORP

/s/ Mark K. Olson
Mark K. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent A. Steinwert and Mark K. Olson, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Kent A. Steinwert	Director, Chairman, President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Mark K. Olson	Executive Vice President and Chief Financial Officer
Mark K. Olson	(Principal Financial and Accounting Officer)

/s/ Edward Corum, Jr.	Director
Edward Corum, Jr.

/s/ Stephenson K. Green	Director
Stephenson K. Green

/s/ Gary Long	Director
Gary Long

/s/ Kevin Sanguinetti	Director
Kevin Sanguinetti

/s/ Calvin Suess	Director
Calvin Suess

/s/ Terrence A. Young	Director
Terrence A. Young