Form 10-Q
period 2022-03-31
FARMERS & MERCHANTS BANCORP
filed 2022-05-10
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2022, the registrant had 783,924 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

Special Note Regarding Forward-Looking Statements
Certain matters in this Quarterly Report on Form 10-Q contains various forward-looking statements, usually containing the words “estimate,” “project,” “expect,” “objective,” “goal,” or similar expressions and includes assumptions concerning Farmers & Merchants Bancorp’s (together with its subsidiaries, the “Company”, “FMCB”, or “we”) operations, future results, and prospects. These forward-looking statements are based upon current expectations and are subject to risks and uncertainties. In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors which could cause the actual results of events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.
Such factors include, but are not limited to, the following: (1) economic conditions in the mid Central Valley or the East Bay region of San Francisco in California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) the possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (9) water management issues in California and the resulting impact on the Company’s agricultural and industrial customers; (10) expansion into new geographic markets and new lines of business; (11) the impact of COVID-19 (Coronavirus) on the Company and its customers (see COVID-19 Disclosure below); (12) the impact of changes in Federal and State taxation policies and rates; and (13) other factors discussed in “Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on March 15, 2022.
Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$68,774	$52,499
Interest bearing deposits with banks	772,312	662,961
Total cash and cash equivalents	841,086	715,460
Securities available for sale, at fair value	251,375	270,454
Securities held to maturity, at amortized cost	876,257	737,052
Total investment securities	1,127,632	1,007,506
Non-marketable securities	15,549	15,549
Loans and leases held for investment	3,237,619	3,237,177
Allowance for credit losses	(61,032)	(61,007)
Loans held for investment, net	3,176,587	3,176,170
Bank-owned life insurance	71,953	71,411
Premises and equipment, net	47,423	47,730
Deferred income tax assets	30,361	25,542
Accrued interest receivable	14,473	18,098
Goodwill	11,183	11,183
Other intangibles	3,254	3,402
Other real estate owned	873	873
Other assets	83,802	84,796
TOTAL ASSETS	$5,424,176	$5,177,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$1,764,857	$1,750,330
Interest bearing:
Demand	1,124,470	1,097,337
Savings and money market	1,557,332	1,400,000
Certificate of deposits	390,780	392,485
Total interest bearing	3,072,582	2,889,822
Total deposits	4,837,439	4,640,152
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	111,714	64,122
TOTAL LIABILITIES	4,959,463	4,714,584

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 785,146 and 789,646 outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid in capital	73,264	77,516
Retained earnings	404,389	387,331
Accumulated other comprehensive (loss), net of taxes	(12,948)	(1,719)
TOTAL SHAREHOLDERS’ EQUITY	464,713	463,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,424,176	$5,177,720

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Interest income
Interest and fees on loans and leases	$37,433	$37,087
Interest and dividends on investments	5,295	4,417
Interest on deposits with others	366	103
Total interest income	43,094	41,607

Interest expense
Deposits	803	1,237
Subordinated debentures	82	79
Total interest expense	885	1,316
Net interest income	42,209	40,291
Provision for credit losses	-	1,250
Net interest income after provision for credit losses	42,209	39,041
Noninterest income
Card processing	1,737	1,579
Service charges on deposit accounts	850	638
Increase in cash surrender value of BOLI	542	526
Gain on sale of investment securities	-	1,840
Net gain/(loss) on deferred compensation benefits	412	3,540
Other	771	1,412
Total noninterest income	4,312	9,535
Noninterest expense
Salaries and employee benefits	16,784	16,740
Net gain/(loss) on deferred compensation benefits	412	3,540
Occupancy	1,154	1,231
Data processing	1,215	1,224
FDIC insurance	349	287
Marketing	316	188
Legal	279	111
Other	3,279	3,042
Total noninterest expense	23,788	26,363
INCOME BEFORE INCOME TAXES	22,733	22,213
Income tax expense	5,675	5,500
NET INCOME	$17,058	$16,713

Earnings per common share:
Basic	$21.70	$21.17
Diluted	$21.70	$21.17

Weighted average number of common shares
Basic	786,096	789,646
Diluted	786,096	789,646

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income	$17,058	$16,713
Other comprehensive income
Unrealized holding (losses)/gains on securities available for sale	(15,865)	(18,566)
Reclassification adjustment for (gains)/losses on available for sale securities	-	(1,840)
Amortization of unrealized loss on securities transferred to held to maturity	(77)	(58)
Net unrealized holding (losses)/gains on securities available for sale	(15,942)	(20,464)
Income tax benefit/(expense)	4,713	6,049
Other comprehensive (loss)/income, net of tax	(11,229)	(14,415)
Total comprehensive income	$5,829	$2,298

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance as of December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	16,713	-	16,713
Other comprehensive (loss), net of tax	-	-	-	-	(14,415)	(14,415)
Cash dividends returned	-	-	-	7	-	7
Balance as of March 31, 2021	789,646	$8	$77,516	$349,790	$(1,344)	$425,970

Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	17,058	-	17,058
Other comprehensive (loss), net of tax	-	-	-	-	(11,229)	(11,229)
Repurchase of common stock	(4,500)	-	(4,252)	-	-	(4,252)
Balance as of March 31, 2022	785,146	$8	$73,264	$404,389	$(12,948)	$464,713

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$17,058	$16,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	1,250
Depreciation and amortization	656	660
Net amortization of securities premiums and discounts	176	407
Increase in cash surrender value of BOLI	(542)	(527)
(Increase)/decrease in deferred income taxes, net	(113)	4,714
Gains on sale of securities available for sale	-	(1,840)
Net changes in:
Other assets	4,709	6,258
Other liabilities	6,966	1,386
Net cash provided by operating activities	28,910	29,021
Cash flows from investing activities:
Net change in loans held for investment	(374)	(11,340)
Purchase of available for sale securities	(10,067)	(199,440)
Purchase of held to maturity securities	(118,162)	(3,211)
Maturities/sales of available for sale securities	13,097	110,388
Maturities of held to maturity securities	19,516	3,930
Purchase of premises and equipment	(363)	(100)
Purchase of other investments	-	(632)
Proceeds from sale of assets	34	-
Net cash used in investing activities	(96,319)	(100,405)
Cash flows from financing activities:
Net increase in deposits	197,287	180,947
Net cash used in share repurchase program	(4,252)	-
Cash dividends returned	-	7
Net provided by financing activities	193,035	180,954
Net change in cash and cash equivalents	125,626	109,570
Cash and cash equivalents, beginning of period	715,460	383,837
Cash and cash equivalents, end of period	$841,086	$493,407

Supplemental disclosures of cash flow information:
Cash paid for interest	$951	$1,943

Supplemental disclosures of non-cash transactions:
Investment securities available for sale transferred to held to maturity	$-	$316,925
Security purchases settled in subsequent period	$(40,626)	$-
Unrealized losses on securities available for sale	$(15,865)	$(20,406)

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts Farmers & Merchants Bancorp (“FMCB” or “Bancorp”), a bank holding company incorporated in the State of Delaware and its wholly owned subsidiary, Farmers & Merchants Bank of Central California (“FMB” or “Bank”) collectively (the “Company”).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Bank’s financial statements. These policies relate to: (i) the methodology for the recognition of interest income; (ii) the determination of the provision and allowance for credit losses; (iii) the valuation of financial assets and liabilities recorded at fair value; (iv) the valuation of intangibles, such as goodwill and core deposit intangibles (“CDI”); (v) the valuation of other real estate owned (“OREO”); and (vi) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2021 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued
On January 1, 2022, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL.

In adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) method was most appropriate given the Company’s current size and complexity.

The implementation of the WARM method did not result in any material change in the calculation of the Company’s December 31, 2021 Allowance for Credit Losses, therefore, no adjustment to Shareholders’ Equity was made as of January 1, 2022.

The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology in previous GAAP with CECL, a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements.

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January-2022
	Reported	Reported	Impact of
	under	Pre-	ASC 326
(Dollars in thousands)	ASC 326	Adoption	Adoption
Allowance for credit losses:
Real estate:
Commercial	$(17,379)	$(28,536)	$11,157
Agricultural	(14,580)	(9,613)	(4,967)
Residential and home equity	(5,879)	(2,847)	(3,032)
Construction	(3,311)	(1,456)	(1,855)
Total real estate	(41,149)	(42,452)	1,303
Commercial & industrial	(11,417)	(11,489)	72
Agricultural	(6,363)	(5,465)	(898)
Commercial leases	(1,567)	(938)	(629)
Consumer and other	(511)	(663)	152
Total allowance for credit losses	$(61,007)	$(61,007)	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued
Subsequent events — The Company has evaluated events occurring subsequent to March 31, 2022 for disclosure in the consolidated financial statements.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2022
U.S. Treasury notes	$9,955	$41	$-	$9,996
U.S. Government-sponsored securities	5,771	54	36	5,789
Mortgage-backed securities (1)	241,585	370	18,054	223,901
Collateralized mortgage obligations (1)	1,549	-	5	1,544
Corporate securities	10,051	-	216	9,835
Other	310	-	-	310
Total available-for-sale securities	$269,221	$465	$18,311	$251,375

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
U.S. Treasury notes	$9,938	$151	$-	$10,089
U.S. Government-sponsored securities	6,351	62	39	6,374
Mortgage-backed securities (1)	253,300	3,200	5,380	251,120
Collateralized mortgage obligations (1)	2,412	24	-	2,436
Other	435	-	-	435
Total available-for-sale securities	$272,436	$3,437	$5,419	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2022
Municipal securities	$63,581	$162	$65	$63,678
Mortgage-backed securities (1)	695,249	-	60,650	634,599
Collateralized mortgage obligations (1)	117,427	-	4,795	112,632
Total held-to-maturity securities	$876,257	$162	$65,510	$810,909

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
Municipal securities	$66,496	$701	$-	$67,197
Mortgage-backed securities (1)	596,775	45	11,764	585,056
Collateralized mortgage obligations (1)	73,781	36	229	73,588
Total held-to-maturity securities	$737,052	$782	$11,993	$725,841

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued

As of March 31, 2022, the Company held 585 investment securities of which 102 were in an unrealized loss position for less than twelve months and 100 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

The following tables show the gross unrealized losses for available-for-sale securities that are less than 12 months and 12 months or more:

Available-for-Sale Securities			As of March 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2022
U.S. Government-sponsored securities	$15	$-	$1,992	$36	$2,007	$36
Mortgage-backed securities(1)	81,711	3,753	114,391	14,301	196,102	18,054
Collateralized Mortgage Obligations(1)	1,544	5	-	-	1,544	5
Corporate securities	9,835	216	-	-	9,835	216
Total available-for-sale securities	$93,105	$3,974	$116,383	$14,337	$209,488	$18,311

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Available-for-Sale Securities			As of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
U.S. Government-sponsored securities	$183	$-	$2,007	$39	$2,190	$39
Mortgage-backed securities(1)	61,469	1,192	104,489	4,188	165,958	5,380
Total available-for-sale securities	$61,652	$1,192	$106,496	$4,227	$168,148	$5,419

(1) All mortgage-backed securities were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued
The following tables show the gross unrealized losses for held-to-maturity securities that are less than 12 months and 12 months or more:

Held-to-Maturity Securities			As of March 31, 2022
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2022
Municipal securities	$1,034	$65	$-	$-	$1,034	$65
Mortgage-backed securities(1)	398,924	31,318	234,460	29,332	633,384	60,650
Collateralized mortgage obligations(1)	73,221	4,795	-	-	73,221	4,795
Total held-to-maturity securities	$473,179	$36,178	$234,460	$29,332	$707,639	$65,510

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Held-to-Maturity Securities			As of December 31, 2021
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
Mortgage-backed securities(1)	$570,119	$11,764	$-	$-	$570,119	$11,764
Collateralized mortgage obligations(1)	58,977	229	-	-	58,977	229
Total held-to-maturity securities	$629,096	$11,993	$-	$-	$629,096	$11,993

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

U.S. Government-sponsored securities. The unrealized losses were caused by interest rate fluctuations. The decline in market value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell the investments and it is more likely than not that the Company will not be requied to sell the investments before recovery of their amortized cost basis.

Mortgage-backed securities and collateralized mortgage obligations. The unrealized losses were caused by interest rate fluctuations. The contractual cash flows of these investments are guaranteed by an agency or government-sponsored entity of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. The decline in market value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their amortized cost basis.

Corporate securities. Changes in the prices of corporate securities are primarily influenced by: (1) changes in market interest rates; (2) changes in perceived credit risk in the general economy or in particular industries; (3) changes in the perceived credit risk of a particular company; and (4) day to day trading supply, demand and liquidity. The Company monitors the status of each of our corporate securities and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security. The Company does not intend to sell the securities and it is more likely than not that the Company would not have to sell the securities before recovery of their amortized cost basis.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued
Obligations of states and political subdivisions. The Company’s bank-qualified municipal bond portfolio was rated at either the issue or issuer level, and all of these ratings are “investment grade.” The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The amortized cost and estimated fair values of investment securities at March 31, 2022 by contractual maturity are shown in the following tables:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$10,268	$10,310	$908	$908
After one year through five years	5,160	5,073	7,118	7,113
After five years through ten years	5,455	5,326	16,690	16,846
After ten years	5,204	5,221	38,865	38,811
	$26,087	$25,930	$63,581	$63,678

Securities not due at a single maturity date:
Mortgage-backed securities	241,585	223,901	695,249	634,599
Collateralized Mortgage Obligations	1,549	1,544	117,427	112,632
Total	$269,221	$251,375	$876,257	$810,909

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of available-for-sale and held-to-maturity debt securities through the use of credit rating. Credit ratings are reviewed and updated quarterly. The following table summarizes the fair value of available-for-sale and amortized cost of held-to-maturity debt securities by credit rating at March 31, 2022:

	Available-for-Sale			Held-to-Maturity
	Fair Value			Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	AAA/AA/A	BBB/BB/B	Not Rated
March 31, 2022

Breakdown by Category:
U.S. Treasury notes(1)	$-	$-	$9,996	$-	$-	$-
U.S. Government-sponsored securities	-	-	5,789	-	-	-
Mortgage-backed securities(1)	-	-	223,901	-	-	695,249
Collateralized mortgage obligations(1)	-	-	1,544	-	-	117,427
Obligations of States and Political Subdivisions	-	-	-	19,715	134	43,732
Corporate securities	9,835	-	-	-	-	-
Other	-	-	310	-	-	-

Total Investment Grade	$9,835	$-	$241,540	$19,715	$134	$856,408

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government. All U.S. Treasury notes are backed by the “full faith and credit” of the U.S. Government.

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2022	$2,190	$-	$-
Three months ended March 31, 2021	$63,788	$1,840	$-

Pledged Securities
As of March 31, 2022, securities carried at $490 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $426 million at December 31, 2021.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,172,804	$1,167,516
Agricultural	695,565	672,830
Residential and home equity	359,214	350,581
Construction	204,794	177,163
Total real estate	2,432,377	2,368,090
Commercial & industrial	437,199	427,799
Agricultural(1)	251,469	276,684
Commercial leases	92,445	96,971
Consumer and other(2)	33,255	78,367
Total gross loans and leases	3,246,745	3,247,911
Unearned income	(9,126)	(10,734)
Total net loans and leases	3,237,619	3,237,177
Allowance for credit losses	(61,032)	(61,007)
Total loans and leases held-for-investment, net	$3,176,587	$3,176,170

(1)	The reduction in Agricultural loans is the result of the seasonal cycle, with the first quarter being outside the growing period.

(2)	Includes SBA PPP loans.

Paycheck Protection Program (“PPP”)—Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $494.39 million of loans for 2,680 small business customers. PPP loans outstanding were $26.1 million and $70.8 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.2 billion and $860 million, respectively. The borrowing capacity on these loans was $812.5 million from FHLB and $664 million from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due for the periods indicated:

	March 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,162,528	$1,251	$-	$437	$1,688	$1,164,216
Agricultural	695,565	-	-	-	-	695,565
Residential and home equity	358,849	365	-	-	365	359,214
Construction	204,794	-	-	-	-	204,794
Total real estate	2,421,736	1,616	-	437	2,053	2,423,789
Commercial & Industrial	437,199	-	-	-	-	437,199
Agricultural	250,669	800	-	-	800	251,469
Commercial leases	91,907	-	-	-	-	91,907
Consumer and other	33,208	47	-	-	47	33,255
Total loans and leases, net	$3,234,719	$2,463	$-	$437	$2,900	$3,237,619

	December 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- ccrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,156,879	$459	$-	$-	$459	$1,157,338
Agricultural	672,812	-	-	18	18	672,830
Residential and home equity	350,492	89	-	-	89	350,581
Construction	177,163	-	-	-	-	177,163
Total real estate	2,357,346	548	-	18	566	2,357,912
Commercial & Industrial	427,799	-	-	-	-	427,799
Agricultural	276,186	-	-	498	498	276,684
Commercial leases	96,415	-	-	-	-	96,415
Consumer and other	78,363	4	-	-	4	78,367
Total loans and leases, net	$3,236,109	$552	$-	$516	$1,068	$3,237,177

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
Non-accrual loans are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans and leases:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$437	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	-	-
Total real estate	437	18
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	437	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-accrual loans and leases	$437	$516

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial	$-	$41
Agricultural	-	-
Residential and home equity	1,347	1,522
Construction	-	-
Total real estate	1,347	1,563
Commercial & Industrial	255	260
Agricultural	-	-
Commercial leases	-	-
Consumer and other	1	1
Subtotal	1,603	1,824
Non-accruing TDR loans and leases
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total TDR loans and leases	$1,603	$2,322

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The below table summarize TDRs outstanding as of March 31, 2022, by year of occurrence:

	March 31, 2022
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non- Accruing TDR	$ of Non- Accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2022	-	$-	-	$-	-	$-
2021	1	48	-	-	1	48
2020	5	468	-	-	5	468
2019	-	-	-	-	-	-
Thereafter	9	1,087	-	-	9	1,087
Total	15	$1,603	-	$-	15	$1,603

The Company did not enter into any troubled debt restructuring with borrowers during the three months ended March 31, 2022 and 2021, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,153,584	$6,878	$3,754	$-	$1,164,216	$17,920
Agricultural	683,415	5,996	6,154	-	695,565	14,591
Residential and home equity	358,847	-	367	-	359,214	6,759
Construction	204,794	-	-	-	204,794	3,777
Total real estate	2,400,640	12,874	10,275	-	2,423,789	43,047
Commercial & Industrial	427,109	9,437	653	-	437,199	10,361
Agricultural	249,972	1,477	20	-	251,469	5,737
Commercial leases	91,772	135	-	-	91,907	1,466
Consumer and other	33,081	-	174	-	33,255	421
Total loans and leases, net	$3,202,574	$23,923	$11,122	$-	$3,237,619	$61,032

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,142,175	$6,903	$8,260	$-	$1,157,338	$28,536
Agricultural	663,157	3,292	6,381	-	672,830	9,613
Residential and home equity	350,148	-	433	-	350,581	2,847
Construction	177,163	-	-	-	177,163	1,456
Total real estate	2,332,643	10,195	15,074	-	2,357,912	42,452
Commercial & Industrial	417,806	9,321	672	-	427,799	11,489
Agricultural	275,206	958	520	-	276,684	5,465
Commercial leases	96,415	-	-	-	96,415	938
Consumer and other	78,181	-	186	-	78,367	663
Total loans and leases, net	$3,200,251	$20,474	$16,452	$-	$3,237,177	$61,007

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of March 31, 2022:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Real estate:
Commercial
Pass	$25,293	$247,149	$164,009	$82,890	$95,039	$254,266	$284,938	$1,153,584
Special mention	-	-	-	-	3,888	840	2,150	6,878
Substandard	-	-	-	-	-	3,104	650	3,754
Doubtful	-	-	-	-	-	-	-	-
Total commercial	$25,293	$247,149	$164,009	$82,890	$98,927	$258,210	$287,738	$1,164,216

Agricultural real estate
Pass	$12,121	$43,482	$58,501	$15,393	$56,374	$159,386	$338,158	$683,415
Special mention	-	-	2,382	2,636	143	-	835	5,996
Substandard	-	-	-	-	118	6,036	-	6,154
Doubtful	-	-	-	-	-	-	-	-
Total agricultural real estate	$12,121	$43,482	$60,883	$18,029	$56,635	$165,422	$338,993	$695,565

Residential and home equity
Pass	$21,332	$101,603	$93,842	$16,431	$7,719	$88,166	$29,754	$358,847
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	220	147	367
Doubtful	-	-	-	-	-	-	-	-
Total residential and home equity	$21,332	$101,603	$93,842	$16,431	$7,719	$88,386	$29,901	$359,214

Construction
Pass	$-	$-	$-	$2,275	$-	$122	$202,397	$204,794
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$2,275	$-	$122	$202,397	$204,794

Total real estate	$58,746	$392,234	$318,734	$119,625	$163,281	$512,140	$859,029	$2,423,789

Commercial & industrial
Pass	$4,368	$45,633	$16,791	$15,010	$11,515	$9,983	$323,809	$427,109
Special mention	-	82	-	-	-	4	9,351	9,437
Substandard	-	-	-	-	38	31	584	653
Doubtful	-	-	-	-	-	-	-	-
Total commercial & industrial	$4,368	$45,715	$16,791	$15,010	$11,553	$10,018	$333,744	$437,199

Agriculture
Pass	$1,236	$4,736	$1,353	$1,624	$834	$2,358	$237,831	$249,972
Special mention	-	-	-	-	-	98	1,379	1,477
Substandard	-	-	-	15	5	-	-	20
Doubtful	-	-	-	-	-	-	-	-
Total Agriculture	$1,236	$4,736	$1,353	$1,639	$839	$2,456	$239,210	$251,469

Commercial leases
Pass	$3,635	$14,816	$14,904	$9,041	$22,133	$27,243	$-	$91,772
Special mention	-	-	-	135	-	-	-	135
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial leases	$3,635	$14,816	$14,904	$9,176	$22,133	$27,243	$-	$91,907

Consumer and other
Pass	$612	$26,679	$967	$425	$656	$2,870	$872	$33,081
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	47	127	174
Doubtful	-	-	-	-	-	-	-	-
Total consumer and other	$612	$26,679	$967	$425	$656	$2,917	$999	$33,255

Total net loans and leases	$68,597	$484,180	$352,749	$145,875	$198,462	$554,774	$1,432,982	$3,237,619

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
The following tables provide amortized cost basis for collateral dependent loans as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
(Dollars in thousands)	Real Estate	Vehicles	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1	$-	$1
Agricultural	5,560	-	5,560
Residential and home equity	235	-	235
Construction	-	-	-
Total real estate	5,796	-	5,796
Commercial & Industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	169	169
Total gross loans and leases	$5,796	$169	$5,965

	December 31, 2021
(Dollars in thousands)	Real Estate	Vehicles	Total
Collateral dependent loans and leases
Real estate:
Commercial	$5	$-	$5
Agricultural	5,587	-	5,587
Residential and home equity	330	-	330
Construction	-	-	-
Total real estate	5,922	-	5,922
Commercial & Industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	173	173
Total gross loans and leases	$5,922	$173	$6,095

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
Changes in the allowance for credit losses are as follows:

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision / (recapture) for credit losses	552	466	866	(1,700)	(101)	(83)	-
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	14	18	-	2	34
Net (charge-offs) / recoveries	-	-	14	18	-	(7)	25
Balance at end of period	$32,511	$3,777	$6,759	$16,098	$1,466	$421	$61,032

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$36,312	$1,643	$2,984	$14,775	$1,731	$1,417	$58,862
Provision / (recapture) for credit losses	1,802	4	(135)	(584)	(57)	220	1,250
Charge-offs	-	-	-	-	-	(8)	(8)
Recoveries	-	-	32	32	-	7	71
Net (charge-offs) / recoveries	-	-	32	32	-	(1)	63
Balance at end of period	$38,114	$1,647	$2,881	$14,223	$1,674	$1,636	$60,175

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)

Note 5 — Deposits

Certificate of deposits greater than and less than or equal to the FDIC insurance limit are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Certificate of deposits:
Certificates of deposits less than or equal to $250,000	221,904	223,620
Certificates of deposits greater than $250,000	168,876	168,865
Total certificates of deposits	390,780	392,485

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2022	$291,366
2023	89,678
2024	5,633
2025	1,818
2026 and beyond	2,285
Total time deposits	$390,780

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 6—Shareholders’ Equity

The Company and the Bank are subject to various federal regulatory capital requirements under the Basel III Capital Rules. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company believes that it is currently in compliance with all of these capital requirements and that they will not result in any restrictions on the Company’s business activity.

Management believes that the Bank meets the requirements to be categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Company’s actual and required capital amounts and ratios are as follows:

	March 31, 2022
	Actual		Minimum Capital Requirement		Well Capitalized Requirment
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$463,607	11.63%	$179,354	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	473,607	11.88%	239,139	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	523,580	13.14%	318,851	8.00%	N/A	N/A
Tier 1 leverage capital ratio	473,607	8.45%	224,315	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$472,965	11.87%	$179,339	4.50%	$259,046	6.50%
Tier 1 capital to risk-weighted assets	472,965	11.87%	239,119	6.00%	318,826	8.00%
Risk-based capital to risk-weighted assets	522,934	13.12%	318,826	8.00%	398,532	10.00%
Tier 1 leverage capital ratio	472,965	8.94%	211,642	4.00%	264,552	5.00%

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 6—Shareholders’ Equity—Continued
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

Basic and diluted earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator
Net income	$17,058	$16,713

Denominator
Weighted average number of common shares outstanding	786,096	789,646
Weighted average number of dilutive shares outstanding	786,096	789,646

Basic earnings per common share	$21.70	$21.17
Diluted earning per common share	$21.70	$21.17

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 7—Fair Value Measurements

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

Level 2 inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collaterally dependent, management measures impairment in accordance with the “Receivable” topic of the FASB ASC. The fair value of collateral dependent loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Collateral dependent loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Collateral dependent loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent loans is generally based on recent real estate appraisals.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 7—Fair Value Measurements—Continued

These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring collateral dependent loans is primarily the sales comparison approach less selling costs of 10%.

OREO is reported at fair value on a non-recurring basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 nonrecurring OREO is primarily the sales comparison approach less selling costs of 10%.

The following tables present information about the Company’s assets and liabilities at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

March 31, 2022		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$841,086	$841,086	$-	$-	$841,086
Investment securities available-for-sale	251,375	9,996	241,379	-	251,375
Investment securities held-to-maturity	876,257	-	771,971	43,732	815,703
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,587	-	-	3,184,796	3,184,796
Bank-owned life insurance	71,953	71,953	-	-	71,953

Financial Liabilities:
Total deposits	4,837,439	$4,446,659	$-	$387,625	$4,834,284
Subordinated debentures	10,310	-	9,766	-	9,766

December 31, 2021		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$715,460	$715,460	$-	$-	$715,460
Investment securities available-for-sale	270,454	10,214	260,240	-	270,454
Investment securities held-to-maturity	737,052	-	681,588	44,446	726,034
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,170	-	-	3,179,857	3,179,857
Bank-owned life insurance	71,411	71,411	-	-	71,411

Financial Liabilities:
Total deposits	$4,640,152	$4,247,666	$-	$391,732	$4,639,398
Subordinated debentures	10,310	-	6,890	-	6,890

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 7—Fair Value Measurements—Continued
Non-recurring Measurements: collateral dependent loans are classified with Level 3 of the fair value hierarchy. The estimated fair value of collateral dependent loans is based on the fair value of the collateral, less estimated costs to sell. The Company receives an appraisal or performs an evaluation for each collateral dependent loan. The key inputs used to determine the fair value of collateral dependent loans include selling costs, and adjustment to comparable collateral. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. Appraisals are typically obtained at least on an annual basis. The Company also considers other factors and events that may affect the fair value. The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed. After review and acceptance of the appraisal or evaluation, adjustments to collateral dependent loans may occur.

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value for the periods indicated.

March 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$9,996	$9,996	$-	$-	$9,996
U.S. Government-sponsored securities	5,789	-	5,789	-	5,789
Mortgage-backed securities	223,901	-	223,901	-	223,901
Collateralized mortgage obligations	1,544	-	1,544	-	1,544
Corporate securities	9,835	-	9,835	-	9,835
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Other real estate	873	-	-	873	873

December 31, 2021	Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$10,089	$10,089	$-	$-	$10,089
U.S. Government-sponsored securities	6,374	-	6,374	-	6,374
Mortgage-backed securities	251,120	-	251,120	-	251,120
Collateralized mortgage obligations	2,436	-	2,436	-	2,436
Other	435	125	310	-	435

Fair valued on a non-recurring basis:
Individually evaluated loans	$2,562	$-	$-	$2,562	$2,562
Other real estate	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 8—Commitments and Contingencies

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

(Dollars in thousands)	March 31, 2022	December 31, 2021

Commitments to extend credit, including unsecured commitments of $20,907 and $21,036 as of March 31, 2022 and December 31, 2021, respectively	$987,423	$937,009

Stand-by letters of credit, including unsecured commitments of $8,361 and $9,091 as of March 31, 2022 and December 31, 2021, respectively	16,250	17,880

Performance guarantees under interest rate swap contracts entered into with our clients and third-parties	191	1,433

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Unaudited Consolidated Financial Statements alone. The discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of Section 27A the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect the Company’s current views and are not historical facts.  These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe the Company’s future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations, and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), and other parts of this report that could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

■	the pendency, duration, and impact of the COVID-19 pandemic;
■	changes in general economic conditions, either nationally, in California, or in our local markets;
■	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
■	increases in competitive pressures among financial institutions and businesses offering similar products and services;
■	higher defaults in our loan portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our high concentration of real estate loans;
■	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
■	technological changes; and
■	regulatory or judicial proceedings.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

Please take into account that forward-looking statements speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to release publicly revisions to such forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

Overview

Farmers & Merchants Bancorp is a Delaware registered bank holding company organized in 1999.  As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”) and by the California Department of Financial Protection and Innovation (“DFPI”).  The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. The Company’s outstanding common stock as of March 31, 2022, consisted of 785,146 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding.

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

Summary of Critical Accounting Policies and Estimates

In the opinion of management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

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

Allowance for Credit Losses — Loans — The methodology for determining the allowance for credit losses (“ACL”) on loans is considered a critical accounting policy by Management because of the high degree of judgment involved.  The subjectivity of the assumptions used and the potential for changes in the economic environment could result in changes to the amount of the recorded ACL. Among the material estimates required to establish the ACL are: (i) a reasonable and supportable forecast; (ii) a reasonable and supportable forecast period and the reversion period; (iii) value of collateral; strength of guarantors; (iv) the amount and timing of future cash flows for loans individually evaluated; and (v) the determination of the qualitative loss factors. All of these estimates are susceptible to significant change.

The Company has established systematic methodologies for the determination of the adequacy of the ACL. The methodologies are set forth in a formal policy and take into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis, which have similar risk characteristics as well as allowances to individual loans that do not share risk characteristics.

The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of loss reserves.  The Company increases its ACL by charging provisions for credit losses on its consolidated statement of income. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes a loan balance is uncollectable. Recoveries on previously charged off loans are credited to the ACL.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience, either internal or peer information, provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The ACL is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

On January 1, 2022, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL.  Both the Financial Accounting Standards Board (“FASB Staff Q&A Topic 326, No. 1”) and the federal financial institution regulatory agencies (“Financial Institution Letter FIL-17-2019”), along with the Securities and Exchange Commission, have confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses.  Accordingly, in adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) method was most appropriate given the Company’s current size and complexity.

Management will incorporate reasonable and supportable information in order to calculate CECL reserves.  This includes the ability to reliably forecast and document exogenous events that may affect the credit performance of the Company’s loan portfolio.  Management is confident with its ability to effectively identify historical loss information by the appropriate portfolio segmentation.  In addition, Management believes that it can reasonably obtain historical loss information by its respective peers to further improve historical loss information.  Additionally, the Company believes that it can effectively evaluate the potential impact that both macro and micro-economic conditions can have on its loan portfolio.  Management is also comfortable that it can rely on weighted average maturity calculations, including estimated prepayments with its existing Asset/Liability Management (“ALM”) applications developed and run by the Darling Consulting Group.

Management determined that the most effective approach to segment its portfolio and to extract the relevant information it needed to calculate its CECL reserves was to utilize the seventeen loan segments used in preparing regulatory Call Reports.  This allows Management the ability to obtain historical loss information for itself as well as its peer group.  Additionally, Management’s ALM application also utilizes a similar loan segmentation in calculating weighted average remaining terms.

The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan.  Management must use relevant available information about past events (e.g. historical losses) current conditions, and reasonable and supportable forecasts about future conditions.  Historical losses serve as the starting point to estimate expected credit losses.  When available, historical losses should include cumulative actual losses incurred over the lifetime of the various loan segments of the loans being evaluated.  In cases where such information is not available, companies may need to rely on external data, such as peer data of historical losses for similar loan segments.

Management has determined to use a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses.  Management has determined a representative period for a full credit cycle would be from 2008 to 2022 (fifteen-year credit cycle).  Management has collected historical loss information on its own loan portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from Federal Regulators on the Uniform Bank Performance Report (“UBPR”) at www.ffiec.gov.

Federal Regulators have placed the Company into a peer group of banks based on bank with assets between $3 billion to $10 billion.  This peer group segmentation includes 181 banks across the nation.  The model calculates the mean historical loss rate over the fifteen year economic cycle for both the Bank and its peer group.  The model calculates the stressed historical loss rate over the fifteen year economic cycle for both the Bank and its peer group.

Management evaluated macro and micro economic information as well as internal trends in credit performance on our loan portfolio to determine at where we believe we are in an economic credit cycle.  Depending upon our estimation of what point in the credit cycle the current economy may exist, we adjust, on a quantitative basis, historical loss rates either upwards or downwards from the mean.  If Management believes we are nearing the end on a credit cycle, we may adjust historical losses in increments higher from the mean (e.g. one standard deviation from the mean).  If the Company believes that we are in the recovery stage of a credit cycle, we may adjust historical losses downwards from the mean.  Management understands that historical credit losses may not exactly follow a normal bell-shaped curve, but that the approach provides consistency across all loan segments as well as a measured probability of credit loss coverage.

Management evaluated current economic metrics as its basis to determine that we believe that we are at the beginning of an economic recession.  Based on this determination, management has used a one-standard deviation from the mean to capture 68.2% of all credit losses over the 15-year economic cycle.

Management used the duration of each loan segment to estimate the remaining life of loans to ensure that the model covers credit losses over the expect life of such loans.

Management will continue to employ the use of qualitative factors as defined by the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“SR 2006-17”).  Management will consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, as defined in the Interagency Guidance, including but not limited to:

■	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
■
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

■	Changes in the nature and volume of the portfolio and in the terms of loans.
■	Changes in the experience, ability, and depth of lending management and other relevant staff.
■	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
■	Changes in the quality of the institution’s loan review system.
■	Changes in the value of underlying collateral for collateral-dependent loans.
■	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
■	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

These qualitative factors are applied primarily to our agriculture and agricultural real estate loan exposure.

Investment Securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, net of the allowance for credit losses - securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (AOCI), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

Allowance for Credit Losses – Securities — Management measures expected credit losses on held-to maturity debt securities on a collective basis by major security type. The Company’s held-to-maturity portfolio contains securities issued by U.S. government entities and agencies, municipalities, and corporations. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its municipal bond portfolio.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that, the Company will be required to sell the security before recovering its cost basis; the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that, the Company will be required to sell the security the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses-securities are recorded as provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the non-collectability of an available-for-sale security is confirmed or when either criteria regarding intent of requirement to sell is met.

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

Fair Value Measurements — The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The Company using available market information and appropriate valuation methodologies has determined the estimated fair value amounts. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period between origination of the instrument and its expected realization.

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

Only tax positions that meet the more likely than not recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that, the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statements of income.

Impact of Recently Issued Accounting Standards

See Note 1. “Basis of Presentation and Significant Accounting Policies” to the Consolidated Financial Statements in “Item 1. Financial Information” in this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at March 31, 2022 and December 31, 2021 and results of operations during the three months ended March 31, 2022 and 2021, respectively. Information related to the comparison of the results of operations for the three years ended December 31, 2021, 2020, and 2019 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$760,080	$366	0.20%	$410,276	$103	0.10%
Securities:(1)
Taxable securities	1,022,457	4,588	1.82%	834,831	3,804	1.85%
Non-taxable securities(2)	49,997	402	3.22%	55,078	423	3.07%
Total securities	1,072,454	4,990	1.89%	889,909	4,227	1.93%
Loans:(3)
Real estate:
Commercial	1,151,611	13,276	4.68%	965,249	10,977	4.61%
Agricultural	680,230	7,793	4.65%	638,292	7,136	4.53%
Residential and home equity	353,371	3,301	3.79%	335,573	4,571	5.52%
Construction	191,684	2,072	4.38%	193,366	2,097	4.40%
Total real estate	2,376,896	26,442	4.51%	2,132,480	24,781	4.71%
Commercial & industrial	424,598	4,799	4.58%	365,881	4,111	4.56%
Agricultural	248,414	2,755	4.50%	226,200	2,564	4.60%
Commercial leases	94,855	1,416	6.05%	102,566	1,344	5.31%
Consumer and other	52,078	2,021	15.74%	232,845	4,287	7.47%
Total loans and leases	3,196,841	37,433	4.75%	3,059,972	37,087	4.92%
Non-marketable securities	15,549	305	7.96%	12,693	190	6.07%
Total interest earning assets	5,044,924	43,094	3.46%	4,372,850	41,607	3.86%
Allowance for credit losses	(61,022)			(59,431)
Non-interest earning assets	314,932			306,261
Total average assets	$5,298,834			$4,619,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$1,115,578	259	0.09%	$943,635	294	0.13%
Savings and money market accounts	1,517,234	342	0.09%	1,291,214	418	0.13%
Certificates of deposit greater than $250,000	167,515	97	0.23%	171,501	256	0.61%
Certificates of deposit less than $250,000	223,842	105	0.19%	247,416	269	0.44%
Total interest bearing deposits	3,024,169	803	0.11%	2,653,766	1,237	0.19%
Short-term borrowings	3	-	0.00%	4	-	0.00%
Subordinated debentures	10,310	82	3.23%	10,310	79	3.11%
Total interest bearing liabilities	3,034,482	885	0.12%	2,664,080	1,316	0.20%
Non-interest bearing deposits	1,722,597			1,469,741
Total funding	4,757,079	885	0.08%	4,133,821	1,316	0.13%
Other non-interest bearing liabilities	76,061			56,268
Shareholders’ equity	465,694			429,591
Total average liabilities and shareholders’ equity	$5,298,834			$4,619,680

Net interest income		$42,209			$40,291
Interest rate spread			3.35%			3.66%
Net interest margin(4)			3.39%			3.74%

(1)	Excludes average unrealized (losses) gains of ($7.0) million and $12.9 million for the three months ended March 31, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)
The average yield does not include the federal tax benefits at an assumed effective yield of 25% related to income earned on tax-exempt municipal securities totaling $106,000 and $111,000 for the three months ended March 31, 2022, and 2021, respectively.

(3)	Loan interest income includes loan fees of $3.9 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and Federal Reserve balances are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 0.20% and 0.10% for the three months ended March 31, 2022 and 2021, respectively.  Average interest-bearing deposits was $760 million and $410 million for the three months ended March 31, 2022 and 2021, respectively.  Interest income on interest-bearing deposits with banks was $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

Average total investment securities were $1.1 billion and $890 million for the three months ended March 31, 2022 and 2021, respectively.  The average yield on total investment securities were 1.89% and 1.93% for the three months ended March 31, 2022 and 2021, respectively.  See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Average loans and leases held for investment were $3.2 billion and $3.1 billion for the three months ended March 31, 2022 and 2021, respectively.  The yield on the loan & lease portfolio was 4.75% and 4.92% for the three months ended March 31, 2022 and 2021, respectively. The Company continues to experience aggressive competitor pricing for loans and leases to which it may need to respond in order to retain key customers. This could continue to place negative pressure on future loan & lease yields and net interest margin.

Average interest-bearing liabilities were $3.0 billion and $2.7 billion for the three months ended March 31, 2022 and 2021, respectively.  Total interest expense on interest-bearing deposits was $0.8 million, $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.12% and 0.20% for the three months ended March 31, 2022 and 2021, respectively.  The decline was primarily the result of the FRB lowering rates to near zero due to the pandemic.

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

	Three Months Ended March 31, 2022 compared with 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$127	$136	$263
Securities:
Taxable securities	1,174	(390)	784
Non-taxable securities	(119)	98	(21)
Total securities	1,055	(292)	763
Loans:
Real estate:
Commercial	2,146	153	2,299
Agricultural	477	180	657
Residential and home equity	1,499	(2,769)	(1,270)
Construction	(18)	(7)	(25)
Total real estate	4,105	(2,444)	1,661
Commercial & industrial	664	24	688
Agricultural	525	(334)	191
Commercial leases	(507)	579	72
Consumer and other	(16,806)	14,540	(2,266)
Total loans	(12,020)	12,366	346
Non-marketable securities	48	67	115
Total interest income	(10,790)	12,277	1,487

Interest expense:
Interest-bearing deposits:
Demand	239	(274)	(35)
Savings and money market accounts	349	(425)	(76)
Certificates of deposit greater than $250,000	(6)	(153)	(159)
Certificates of deposit less than $250,000	(24)	(140)	(164)
Total interest bearing deposits	558	(992)	(434)
Subordinated debentures	-	3	3
Total interest expense	558	(989)	(431)
Net interest income	$(11,348)	$13,266	$1,918

Net interest income was $42.2 million and $40.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net interest income was driven by primarily by strong deposit growth, which we were able to partially deploy into growing our loan portfolio.  The remaining increase in deposits was held in interest earning deposits and investment securities.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$43,094	$41,607	$1,487	3.57%
Interest expense	885	1,316	431	32.75%
Net interest income	42,209	40,291	1,918	4.76%
Provision for credit losses	-	1,250	1,250	100.00%
Net interest income after provision for credit losses	42,209	39,041	3,168	8.11%
Non-interest income	4,312	9,535	(5,223)	-54.78%
Non-interest expense	23,788	26,363	2,575	9.77%
Income before income tax expense	22,733	22,213	520	2.34%
Income tax expense	5,675	5,500	(175)	-3.18%
Net income	$17,058	$16,713	$345	2.06%

Net Income. For the three months ended March 31, 2022 and 2021, net income was $17.1 million compared with $16.7 million, respectively.  The increase in net income was primarily the result of higher net interest income of $1.9 million, lower non-interest expense of $2.6 million, and lower provision for credit losses of $1.3 million.  These increases were offset by lower non-interest income of $5.2 million and higher income tax expense of $0.2 million.

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2022, net interest income increased $1.9 million, or 4.8%, to $42.2 million compared with $40.3 million for the same period a year earlier.  The increase is primarily the result of average interest earning assets increasing $679 million, or 14.7% to $5.3 billion compared with $4.6 billion for the same period a year earlier.  Higher interest earning assets was driven by strong growth in the Company’s total deposits.  Total deposits grew $623 million, or 15.11%, to $4.7 billion compared with $4.2 billion for the same a year ago.  The strong growth in the Company’s balance sheet was offset by narrowing net interest margins.  Net interest margins narrowed 35 basis points to 3.39% for all of 2022 compared with 3.74% for the same period a year earlier.  Narrow net interest margins was primarily the result of the FRB lowering interest rates to near zero over the past two years.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses over the life of the portfolio.

The Company did not record any provision for credit losses for the three months ended March 31, 2022 compared with $1.3 million for the same period a year ago.  For the three months ended March 31, 2022, the Company incurred net recoveries of $25,000 compared with net recoveries of $63,000 for the same period a year earlier.

Non-interest Income. Non-interest income decreased $5.2 million, or 54.8%, to $4.3 million for the three months ended March 31, 2022 compared with $9.5 million for the same period a year earlier.  The year-over-year decrease in non-interest income was primarily due to a $3.1 million decline in gains/(losses) on deferred compensation investments and $1.8 million reduction in gain on sale of investment securities recorded in the first quarter of 2021.

The Company recorded net gains on deferred compensation plan investments of $0.4 million for the three months ended March 31, 2022 compared with net gains of $3.5 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP require these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense. Non-interest expense decreased $2.6 million, or 9.8%, to $23.8 million for 2022 compared with $26.4 million for the same period a year ago.  The year-over-year decrease was primarily due to the $3.1 million change in gains/(losses) on deferred compensation obligations.

The Company recorded net gains on deferred compensation plan obligations of $0.4 million for the three months ended March 31, 2022 compared with net gains of $3.5 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires gains/(losses) on deferred compensation obligations in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense. For the three months ended March 31, 2022, income tax expense was $5.7 million, compared with $5.5 million for the same period a year earlier.  For the three months ended March 31, 2022, the effective tax rate was 24.96% compared with 24.76% for the same period a year ago.

Financial Condition

Total assets grew $246 million, or 4.76%, to $5.4 billion at March 31, 2022 compared with $5.2 billion at December 31, 2021.  Loans held for investment remained flat at $3.2 billion at both March 31, 2022, and December 31, 2021.  Total deposits grew $197 million, or 4.25%, to $4.8 billion at March 31, 2022 compared with $4.6 billion at December 31, 2021. The increase in total assets and deposits was primarily the result of continued strong organic deposit growth.

Investment Securities and Federal Reserve Balances

The Company’s investment portfolio increased $120 million, or 11.92%, to $1.1 billion at March 31, 2022 compared to $1.0 billion at December 31, 2021. The Company uses its investment portfolio to manage interest rate and liquidity risks. Accordingly, when market rates are increasing it invests most of its funds in shorter-term Treasury and Agency securities or shorter-term (10, 15 and 20 year) mortgage-backed securities. Conversely, when rates are falling, 30-year mortgage-backed securities or longer term Treasury and Agency securities may be increased.  The Company’s total investment portfolio currently represents 20.79% of the Company’s total assets at March 31, 2022 as compared with 19.46% at December 31, 2021.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits.

The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $772 million at March 31, 2022 and $663 million at December 31, 2021.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes.  As of March 31, 2022, we held no investment securities from any issuer that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Available-for-Sale Securities
U.S. Treasury notes	$9,996	$10,089
U.S. Government-sponsored securities	5,789	6,374
Mortgage-backed securities(1)	223,901	251,120
Collateralized mortgage obligations(1)	1,544	2,436
Corporate securities	9,835	-
Other	310	435
Total available-for-sale securities	$251,375	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Held-to-Maturity Securities
Mortgage-backed securities(1)	$695,249	$596,775
Collateralized mortgage obligations(1)	117,427	73,781
Municipal securities	63,581	66,496
Total held-to-maturity securities	$876,257	$737,052

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following table shows the carrying value for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment Securities	As of March 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$9,996	2.36%	$-	0.00%	$-	0.00%	$-	0.00%	$9,996	2.36%
U.S. Government-sponsored securities	3	2.57%	142	2.36%	423	1.42%	5,221	1.27%	5,789	1.30%
Mortgage-backed securities(1)	1	1.39%	26,319	2.31%	37,271	2.40%	160,310	1.67%	223,901	1.83%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,544	2.26%	1,544	2.30%
Corporate securities	-	0.00%	4,932	0.68%	4,903	0.81%	-	0.00%	9,835	0.00%
Other	310	0.01%	-	0.00%	-	0.00%	-	0.00%	310	3.31%
Total securities available-for-sale	$10,310	2.29%	$31,393	2.05%	$42,597	2.21%	$167,075	1.66%	$251,375	1.77%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$15,820	0.72%	$679,429	1.80%	$695,249	1.70%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	117,427	1.17%	117,427	1.71%
Municipal securities	908	1.41%	7,118	2.20%	16,690	3.34%	38,865	1.22%	63,581	3.90%
Total securities held-to-maturity	$908	1.41%	$7,118	2.20%	$32,510	2.06%	$835,721	1.68%	$876,257	1.86%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Investment Securities	As of December 31, 2021
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. Treasury notes	$5,028	2.33%	$5,061	2.38%	$-	0.00%	$-	0.00%	$10,089	2.36%
U.S. Government-sponsored securities	2	1.80%	148	2.29%	512	1.55%	5,712	1.26%	6,374	1.30%
Mortgage-backed securities(1)	13	1.50%	21,155	2.36%	50,554	2.36%	179,398	1.61%	251,120	1.83%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	2,436	2.30%	2,436	2.30%
Corporate securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Other	435	3.31%	-	0.00%	-	0.00%	-	0.00%	435	3.31%
Total securities available for sale	$5,478	2.41%	$26,364	2.36%	$51,066	2.35%	$187,546	1.61%	$270,454	1.84%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity
Mortgage-backed securities(1)	-	0.00%	-	0.00%	10,641	0.41%	586,134	1.72%	596,775	1.70%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	73,781	1.71%	73,781	1.71%
Municipal securities	308	1.10%	8,487	2.19%	18,433	3.42%	39,268	4.52%	66,496	3.90%
Total securities held to maturity	$308	1.10%	$8,487	2.19%	$29,074	2.32%	$699,183	1.88%	$737,052	1.90%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.  We evaluate securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

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

In order to be responsive to borrower needs, the Company prices loans and leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Report on Form 10-Q for further details.

Overall, the Company’s loan & lease portfolio at March 31, 2022 totaled $3.2 billion, an increase of $0.4 million over December 31, 2021. Exclusive of SBA PPP loans, the loan portfolio grew $43.0 million, or 1.37%, over December 31, 2021. This increase in the non-PPP loans occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. This data constitutes non-GAAP financial data.  The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent at the end of each period presented:

	March 31, 2022		December 31, 2021

(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,172,804	36.12%	$1,167,516	35.95%
Agricultural	695,565	21.42%	672,830	20.72%
Residential and home equity	359,214	11.06%	350,581	10.79%
Construction	204,794	6.31%	177,163	5.45%
Total real estate	2,432,377	74.91%	2,368,090	72.91%
Commercial	437,199	13.47%	427,799	13.17%
Agricultural	251,469	7.75%	276,684	8.52%
Commercial leases	92,445	2.85%	96,971	2.99%
Consumer and other(1)	33,255	1.02%	78,367	2.41%
Total gross loans and leases	3,246,745	100.00%	3,247,911	100.00%

(1) Includes SBA PPP  loans.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company as of March 31, 2022.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$89,814	$249,435	$798,092	$35,463	$1,172,804
Agricultural	41,641	153,198	429,832	70,894	695,565
Residential and home equity	197	3,371	117,347	238,299	359,214
Construction	140,600	63,397	797	-	204,794
Total real estate	272,252	469,401	1,346,068	344,656	2,432,377
Commercial & Industrial	153,153	238,138	39,932	5,976	437,199
Agricultural	153,586	85,412	12,471	-	251,469
Commercial leases	6,743	33,387	52,315	-	92,445
Consumer and other(1)	1,233	29,970	2,052	-	33,255
Total gross loans and leases	$586,967	$856,308	$1,452,838	$350,632	$3,246,745
Rate Structure for Loans
Fixed Rate	$112,960	$370,873	$1,130,743	$234,582	$1,849,158
Adjustable Rate	474,007	485,435	322,095	116,050	1,397,587
Total gross loans and leases	$586,967	$856,308	$1,452,838	$350,632	$3,246,745

(1) Includes SBA PPP  loans.

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $437,000 and $516,000 at March 31, 2022 and December 31, 2021, respectively.

Restructured Loans and Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the borrower that it would not otherwise consider, except when subject to the CARES Act and H.R. 133. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on nonaccrual status at the time they become TDR loans or leases, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as collateral dependent and are individually evaluated for impairment.

At March 31, 2022, restructured loans totaled $1.6 million compared with $2.3 million at December 31, 2021, all of which were performing.  See Note 4 “Loans and Leases” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this quarterly Report on Form 10-Q.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. We record all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at March 31, 2022, and at December 31, 2021.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, we have restructured $278 million of loans under the CARES Act and H.R. 133 guidelines.  At March 31, 2022, all loans that were restructured as part of the CARES Act have returned to the contractual terms and conditions of the loans, without exception.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled debt restructured loans, and OREO (as hereinafter defined):

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-performing assets:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$437	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	-	-
Total real estate	437	18
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	437	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	-	-
Agricultural	-	498
Residential and home equity	-	-
Construction	-	-
Total real estate	-	498
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-performing loans and leases	$437	$516
Other real estate owned (“OREO”)	$873	$873
Total non-performing assets	$1,310	$1,389
Performing TDRs	$1,603	$1,824

Selected ratios:
Non-performing loans to total loans	0.01%	0.02%
Non-performing assets to total assets	0.02%	0.03%

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 4. “Loans and Leases”, located in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for an allocation of the allowance classified to collateral dependent loans and leases.

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of March 31, 2022, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winters of 2020-2021 and 2021-2022 were once again dry. Despite this, the availability of water in our primary service area was not an issue for the 2021 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
While tremendous strides have been made in fighting the COVID-19 virus, particularly with the development of a vaccine, the lingering effects of COVID-19 are still with us, and it is impossible to predict the ultimate impact on classified and non-performing loans and leases (see Part I. “Introduction - COVID-19 (Coronavirus) Disclosure”).

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) on loans based on current expected credit losses as of the balance sheet date. The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to collateral dependent loans and leases; general reserves for current expected credit losses related to loans and leases that are not collateral dependent; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. See “Summary of Critical Accounting Policies and Estimates - Allowance for Credit Losses—Loans.”

The following table sets forth the activity in our ACL for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Balance at beginning of year	$61,007	$58,862
Provision / (recapture) for credit losses	-	1,250
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(9)	(8)
Total charge-offs	(9)	(8)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	14	32
Construction	-	-
Total real estate	14	32
Commercial & Industrial	16	29
Agricultural	2	3
Commercial leases	-	-
Consumer and other	2	7
Total recoveries	34	71
Net recoveries / charge-offs	25	63

Balance at end of year	$61,032	$60,175

Selected financial information:
Net loans held for investment	$3,237,619	$3,111,011
Average loans	3,196,841	3,059,972
Non-performing loans	437	493
Allowance for credit losses to non-performing loans	13966.13%	12205.88%
Net (recoveries)/charge-offs to average loans	0.00%	0.00%
Provision for credit losses to average loans	0.00%	0.04%
Allowance for credit losses to loans held for investment	1.89%	1.93%

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Allowance for credit losses:
Real estate:
Commercial	$17,920	36.12%	$28,536	35.95%
Agricultural	14,591	21.42%	9,613	20.72%
Residential and home equity	6,759	11.06%	2,847	10.79%
Construction	3,777	6.31%	1,456	5.45%
Total real estate	43,047	74.91%	42,452	72.91%
Commercial & Industrial	10,361	13.47%	11,489	13.17%
Agricultural	5,737	7.75%	5,465	8.52%
Commercial leases	1,466	2.85%	938	2.99%
Consumer and other	421	1.02%	663	2.41%
Total allowance for credit losses	$61,032	100.00%	$61,007	100.00%

Deposits

Total deposits were $4.84 billion and $4.64 billion as of March 31, 2022 and December 31, 2021, respectively. In addition to the Company’s ongoing business development activities for deposits, in management’s opinion the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; (2) the Company’s expansion of its service area into Walnut Creek, Concord and Napa; and (3) borrowers under the SBA PPP depositing loan proceeds into their deposit accounts with the Bank until those funds are used for operating expenses.

Non-interest bearing demand deposits increased to $1.76 billion, or 36.48% of total deposits, as of March 31, 2022 from $1.75 billion, or 37.72% of total deposits, as of December 31, 2021. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

Although total deposits have increased 4.25% since December 31, 2021, more importantly, low cost transaction accounts have grown at a strong pace as well as:

•	Demand and interest-bearing transaction accounts totaled $2.89 billion at March 31, 2022, an increase of $41.7 million, or 1.46% from $2.85 billion held at December 31, 2021.
•	Savings and money market accounts increased $157 million, or 11.24%, to $1.56 billion at March 31, 2022 compared with $1.40 billion at December 31, 2021.
•	Time deposit accounts decreased $1.7 million, or 0.43%, to $391 million at March 31, 2022 compared with $392 million at December 31, 2021.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$1,115,578	259	0.09%	$943,635	294	0.13%
Savings and Money Market	1,517,234	342	0.09%	1,291,214	418	0.13%
Certificates of deposit greater than $250,000	167,515	97	0.23%	171,501	256	0.61%
Certificates of deposit less than $250,000	223,842	105	0.19%	247,416	269	0.44%
Total interest bearing deposits	3,024,169	803	0.11%	2,653,766	1,237	0.19%
Non-interest bearing deposits	1,722,597			1,469,741
Total deposits	$4,746,766	$803	0.07%	$4,123,507	$1,237	0.12%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average cost of deposits, including non-interest bearing deposits, declined to 0.07% for the three months ended March 2022 compared with 0.12% for the same period a year ago, as overall interest rates were lowered to near zero by the Federal Reserve.

The following table shows deposits with a balance greater than $250,000 at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Deposits greater than $250,000	$2,860,003	$2,708,576
Certificates of deposit greater $250,000, by maturity:
Less than 3 months	48,962	59,591
3 months to 6 months	48,130	37,182
6 months to 12 months	61,890	59,945
More than 12 months	9,881	12,147
Total Time Deposits greater than $250,000	$168,863	$168,865
Total deposits greater than $250,000	$3,028,866	$2,877,441

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At March 31, 2022 and December 31, 2021, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at March 31, 2022 or December 31, 2021. There were no Federal Funds purchased or advances from the FRB at March 31, 2022 or December 31, 2021.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 10. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is June 17, 2022) and the rate was 3.77% as of March 31, 2022. The average rate paid for these securities was 3.23% in 2022 and 3.11% in 2021. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $465 million at March 31, 2022, and $463 million at December 31, 2021.

We are subject to risk-based capital adequacy guidelines related to the adoption of U.S. Basel III Capital Rules, which impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose, among other requirements, minimum capital requirements including a Tier 1 leverage capital ratio of 4.0%, common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6.0% and a total risk-based capital ratio of 8.0%. As of March 31, 2022 and December 31, 2021, the Company and Bank meet all regulatory capital adequacy guidelines to which they are subject.

The following table sets forth our capital ratios:

(Dollars in thousands)	Basel III Regulatory Well Capitalized Requirement	March 31, 2022	December 31, 2021
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	N/A	11.63%	11.68%
Tier 1 capital to risk-weighted assets	N/A	11.88%	11.94%
Risk-based capital to risk-weighted assets	N/A	13.14%	13.19%
Tier 1 leverage capital ratio	N/A	8.45%	8.92%

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	6.50%	11.87%	11.91%
Tier 1 capital to risk-weighted assets	8.00%	11.87%	11.91%
Risk-based capital to risk-weighted assets	10.00%	13.12%	13.17%
Tier 1 leverage capital ratio	5.00%	8.94%	8.91%

FMB met the definition of a “well-capitalized” institution as of March 31, 2022 and December 31, 2021 for federal regulatory purposes.

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

The following table sets forth our off-balance sheet lending commitments as of March 31, 2022:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$987,423	$387,129	$436,860	$19,049	$144,385
Standby letters of credit	16,250	6,964	6,040	2,970	276
Performance guarantees	191	71	25	2	93
Total off-balance sheet commitments	$1,003,864	$394,164	$442,925	$22,021	$144,754

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at March 31, 2022:

	March 31, 2022
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$815,060	$815,060	$-	$815,060	$1,154,080
Federal Reserve BIC	$664,437	$664,437	$-	$664,437	$860,206
FHLB Fed Funds	$18,000	$18,000	$-	$18,000	$-
US Bank Fed Funds	$35,000	$35,000	$-	$35,000	$-
MUFG Union Bank Fed Funds	$15,000	$15,000	$-	$15,000	$-
PCBB Fed Funds	$50,000	$50,000	$-	$50,000	$-
Total additional liquidity sources	$1,597,497	$1,597,497	$-	$1,597,497	$2,014,286

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days.  As of March 31, 2022, we had $1.4 billion in cash and unencumbered investment securities; $2.7 million in investment securities and $2.0 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

Our primary investing activities are the origination of real estate, commercial & industrial, consumer loans, and purchases and sales of investment securities. As of March 31, 2022, we had outstanding loan commitments of $987 million and outstanding letters of credit of $16.3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. At  March 31, 2022 and 2021, deposits increased $197 million and $181 million compared to December 31, 2021 and 2020, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2022 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims, legal actions, and complaints that arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1)	Financial Statements and

(2)	Financial Statement schedules required to be filed by Item 1 of this Quarterly Report on Form 10-Q.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 10, 2022	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)