Form 10-Q
period 2022-06-30
FARMERS & MERCHANTS BANCORP
filed 2022-08-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 31, 2022, the registrant had 775,246 shares of common stock $0.01 par value per share, outstanding.

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

Such factors include, but are not limited to, the following: (1) economic conditions in the mid Central Valley or the East Bay region of San Francisco in California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) the possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (9) water availability and management issues in California and the resulting impact on the Company’s agricultural and industrial customers; (10) expansion into new geographic markets and new lines of business; (11) the impact of COVID-19 (Coronavirus) on the Company and its customers (see “Note 2 – Risks and Uncertainties”); (12) the impact of changes in Federal and State taxation policies and rates; and (13) other factors discussed in “Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$67,136	$52,499
Interest bearing deposits with banks	680,652	662,961
Total cash and cash equivalents	747,788	715,460
Securities available-for-sale, at fair value	225,338	270,454
Securities held-to-maturity, net of allowance for credit losses of $393 and $0, respectively, fair value $754,834 and $725,841, respectively	867,990	737,052
Total investment securities	1,093,328	1,007,506
Non-marketable securities	15,549	15,549
Loans and leases held for investment	3,249,886	3,237,177
Allowance for credit losses	(62,080)	(61,007)
Loans held for investment, net	3,187,806	3,176,170
Bank-owned life insurance	72,513	71,411
Premises and equipment, net	46,970	47,730
Deferred income tax assets	34,839	25,542
Accrued interest receivable	18,231	18,098
Goodwill	11,183	11,183
Other intangibles	3,106	3,402
Other real estate owned	873	873
Other assets	94,495	84,796
TOTAL ASSETS	$5,326,681	$5,177,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,753,633	$1,750,330
Interest bearing:
Demand	1,059,651	1,097,337
Savings and money market	1,577,599	1,400,000
Certificate of deposits	378,630	392,485
Total interest bearing	3,015,880	2,889,822
Total deposits	4,769,513	4,640,152
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	85,505	64,122
TOTAL LIABILITIES	4,865,328	4,714,584

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 777,190 and 789,646 outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	65,671	77,516
Retained earnings	416,722	387,331
Accumulated other comprehensive (loss) / income, net of taxes	(21,048)	(1,719)
TOTAL SHAREHOLDERS’ EQUITY	461,353	463,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,326,681	$5,177,720

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$38,570	$36,664	$76,003	$73,751
Interest and dividends on investments	5,716	4,322	11,011	8,739
Interest on deposits with others	1,409	164	1,775	267
Total interest income	45,695	41,150	88,789	82,757
Interest expense
Deposits	873	1,034	1,676	2,271
Subordinated debentures	103	79	185	158
Total interest expense	976	1,113	1,861	2,429
Net interest income	44,719	40,037	86,928	80,328
Provision for credit losses	1,500	-	1,500	1,250
Net interest income after provision for credit losses	43,219	40,037	85,428	79,078
Non-interest income
Card processing	1,847	1,806	3,584	3,385
Service charges on deposit accounts	830	679	1,680	1,317
Increase in cash surrender value of BOLI	560	541	1,102	1,067
Gain on sale of investment securities	2	714	2	2,554
Net (loss)/gain on deferred compensation benefits	(991)	492	(579)	1,213
Other	1,264	727	2,035	2,139
Total non-interest income	3,512	4,959	7,824	11,675
Non-interest expense
Salaries and employee benefits	16,403	16,182	33,187	32,922
Net (loss)/gain on deferred compensation benefits	(991)	492	(579)	1,213
Occupancy	1,150	1,178	2,304	2,409
Data Processing	1,233	1,213	2,448	2,437
FDIC insurance	361	298	710	585
Marketing	340	418	656	606
Legal	405	289	684	400
Other	4,130	3,533	7,409	6,575
Total non-interest expense	23,031	23,603	46,819	47,147
INCOME BEFORE INCOME TAXES	23,700	21,393	46,433	43,606
Income tax expense	5,257	5,240	10,932	10,740
NET INCOME	$18,443	$16,153	$35,501	$32,866

Earnings per common share:
Basic	$23.58	$20.45	$45.28	$41.62
Diluted	$23.58	$20.45	$45.28	$41.62

Weighted average number of common shares
Basic	781,880	789,646	783,976	789,646
Diluted	781,880	789,646	783,976	789,646

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$18,443	$16,153	$35,501	$32,866
Other comprehensive income
Unrealized holding (losses)/gains on securities available-for-sale	(11,434)	3,957	(27,299)	(14,609)
Reclassification adjustment for (gains)/losses on available-for-sale securities	(2)	(714)	(2)	(2,554)
Amortization of unrealized loss on securities transferred to held-to-maturity	(64)	(180)	(141)	(238)
Net unrealized holding (losses)/gains on securities available-for-sale	(11,500)	3,063	(27,442)	(17,401)
Income tax benefit/(expense)	3,400	(905)	8,113	5,144
Other comprehensive (loss)/income, net of tax	(8,100)	2,158	(19,329)	(12,257)
Total comprehensive income	$10,343	$18,311	$16,172	$20,609

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2022 and 2021

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of April 1, 2022	785,146	$8	$73,264	$404,389	$(12,948)	$464,713
Net income	-	-	-	18,443	-	18,443
Other comprehensive loss, net of tax	-	-	-	-	(8,100)	(8,100)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(7,956)	-	(7,593)	-	-	(7,593)
Balance as of June 30, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353
Balance as of April 1, 2021	789,646	$8	$77,516	$349,790	$(1,344)	$425,970
Net income	-	-	-	16,153	-	16,153
Other comprehensive loss, net of tax	-	-	-	-	2,158	2,158
Cash dividends declared ($7.50 per share)	-	-	-	(5,922)	-	(5,922)
Balance as of June 30, 2021	789,646	$8	$77,516	$360,021	$814	$438,359

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2022	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	35,501	-	35,501
Other comprehensive loss, net of tax	-	-	-	-	(19,329)	(19,329)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(12,456)	-	(11,845)	-	-	(11,845)
Balance as of June 30, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353
Balance as of January 1, 2021	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	32,866	-	32,866
Other comprehensive loss, net of tax	-	-	-	-	(12,257)	(12,257)
Cash dividends declared ($7.50 per share)	-	-	-	(5,922)	-	(5,922)
Cash dividends returned	-	-	-	7	-	7
Balance as of June 30, 2021	789,646	$8	$77,516	$360,021	$814	$438,359

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$35,501	$32,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,500	1,250
Depreciation and amortization	1,270	1,318
Net amortization of securities premiums and discounts	275	797
Increase in cash surrender value of BOLI	(1,102)	(1,067)
Increase in deferred income taxes, net	(1,127)	(1,178)
Gains on sale of securities available-for-sale	(2)	(2,554)
Net changes in:
Other assets	(7,797)	(18,274)
Other liabilities	22,823	14,280
Net cash provided by operating activities	51,341	27,438
Cash flows from investing activities:
Net change in loans held for investment	(12,568)	66,550
Purchase of available-for-sale securities	(10,090)	(257,225)
Purchase of held-to-maturity securities	(168,149)	(124,070)
Maturities/sales of available-for-sale securities	27,679	381,117
Maturities of held-to-maturity securities	36,641	13,140
Purchase of premises and equipment	(526)	(377)
Purchase of other investments	(3,440)	(1,656)
Proceeds from sale of assets	34	74
Net cash provided by investing activities	(130,419)	77,553
Cash flows from financing activities:
Net increase in deposits	129,361	351,797
Cash dividends paid	(6,110)	(5,915)
Net cash used in share repurchase of common stock	(11,845)	-
Net provided by financing activities	111,406	345,882
Net change in cash and cash equivalents	32,328	450,873
Cash and cash equivalents, beginning of period	715,460	383,837
Cash and cash equivalents, end of period	$747,788	$834,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,580	$3,220
Income taxes paid	$9,343	$19,181

Supplemental disclosures of non-cash transactions:
Investment securities available-for-sale transferred to held-to-maturity	$-	$316,925

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bancorp (“FMCB” or “Bancorp”), a bank holding company incorporated in the State of Delaware and its wholly owned subsidiary, Farmers & Merchants Bank of Central California (“FMB” or “Bank”) collectively (the “Company”).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. All significant intercompany transactions and balances have been eliminated.

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

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Since the issuance of this guidance, the publication cessation of the U.S. dollar LIBOR has been extended to June 30, 2023.  We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

Note 1—Basis of Presentation and Significant Accounting Policies—Continued

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

In March 2022, the FASB issued guidance within ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the current troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that a creditor evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

These amendments require vintage disclosures including current-period gross write-offs by year of origination for financing receivables. Gross write-off information must be included in the vintage disclosures in accordance with ASC 326-20-50-6, which requires disclosure of the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years since the Company previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2020. These amendments should be applied prospectively, though for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to the vintage disclosures. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January-2022
(Dollars in thousands)	Reported under ASC 326	Reported Pre- Adoption	Impact of ASC 326 Adoption
Allowance for credit losses:
Real estate:
Commercial	$(17,379)	$(28,536)	$11,157
Agricultural	(14,580)	(9,613)	(4,967)
Residential and home equity	(5,879)	(2,847)	(3,032)
Construction	(3,311)	(1,456)	(1,855)
Total real estate	(41,149)	(42,452)	1,303
Commercial & industrial	(11,417)	(11,489)	72
Agricultural	(6,363)	(5,465)	(898)
Commercial leases	(1,567)	(938)	(629)
Consumer and other	(511)	(663)	152
Total allowance for credit losses	$(61,007)	$(61,007)	$-

Note 1—Basis of Presentation and Significant Accounting Policies—Continued

Subsequent events — The Company has evaluated events occurring subsequent to June 30, 2022 for disclosure in the consolidated financial statements.

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

Note 3—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of June 30, 2022
U.S. Treasury notes	$4,968	$-	$16	$4,952
U.S. Government-sponsored securities	5,402	65	26	5,441
Mortgage-backed securities (1)	232,368	116	28,877	203,607
Collateralized mortgage obligations (1)	1,525	-	23	1,502
Corporate securities	10,049	-	523	9,526
Other	310	-	-	310
Total available-for-sale securities	$254,622	$181	$29,465	$225,338

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

Note 3—Investment Securities—Continued

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of June 30, 2022
Municipal securities	$62,459	$33	$151	$62,341	$393
Mortgage-backed securities (1)	721,510	-	104,726	616,784	-
Collateralized mortgage obligations (1)	84,414	-	8,705	75,709	-
Total held-to-maturity securities	$868,383	$33	$113,582	$754,834	$393

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

As of June 30, 2022, the Company held 556 investment securities of which 148 were in an unrealized loss position for less than twelve months and 101 securities were in an unrealized loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

Note 3—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities that are less than 12 months and 12 months or more:

Available-for-Sale Securities			As of June 30, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2022
U.S. Treasury notes	$4,952	$16	$-	$-	$4,952	$16
U.S. Government-sponsored securities	46	-	1,623	26	1,669	26
Mortgage-backed securities (1)	90,670	6,663	103,737	22,214	194,407	28,877
Collateralized mortgage obligations (1)	1,501	23	-	-	1,501	23
Corporate securities	9,526	523	-	-	9,526	523
Total available-for-sale securities	$106,695	$7,225	$105,360	$22,240	$212,055	$29,465

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

			As of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
U.S. Government-sponsored securities	$183	$-	$2,007	$39	$2,190	$39
Mortgage-backed securities (1)	61,469	1,192	104,489	4,188	165,958	5,380
Total available-for-sale securities	$61,652	$1,192	$106,496	$4,227	$168,148	$5,419

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the gross unrealized losses for held-to-maturity securities that are less than 12 months and 12 months or more:

Held-to-Maturity Securities			As of June 30, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2022
Municipal securities	$6,862	$151	$-	$-	$6,862	$151
Mortgage-backed securities (1)	404,026	57,850	212,758	46,876	616,784	104,726
Collateralized mortgage obligations (1)	73,221	8,705	-	-	73,221	8,705
Total held-to-maturity securities	$484,109	$66,706	$212,758	$46,876	$696,867	$113,582

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

			As of December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2021
Mortgage-backed securities (1)	$570,119	$11,764	$-	$-	$570,119	$11,764
Collateralized mortgage obligations (1)	58,977	229	-	-	58,977	229
Total held-to-maturity securities	$629,096	$11,993	$-	$-	$629,096	$11,993

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Note 3—Investment Securities—Continued
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

Obligations of states and political subdivisions. The Company’s bank-qualified municipal bond portfolio is comprised of two different segments: (1) publicly issued debt of $19.4 million purchased on the open market, all rated at either the issue or issuer level and all of these ratings are “investment grade”; and (2) municipal debt of $43 million purchased directly from the Bank’s customers, all of which is monitored through quarterly or annual financial reviews of the issuer. The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The amortized cost and estimated fair values of investment securities at June 30, 2022 by contractual maturity are shown in the following tables:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,290	$5,274	$700	$700
After one year through five years	5,120	4,842	7,089	7,074
After five years through ten years	5,411	5,168	15,948	15,926
After ten years	4,908	4,945	38,722	38,641
	$20,729	$20,229	$62,459	$62,341

Securities not due at a single maturity date:
Mortgage-backed securities	232,368	203,607	721,510	616,784
Collateralized mortgage obligations	1,525	1,502	84,414	75,709
Total	$254,622	$225,338	$868,383	$754,834

Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3—Investment Securities—Continued
The Company monitors the credit quality of those available-for-sale and held-to-maturity debt securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the fair value of available-for-sale and amortized cost of held-to-maturity debt securities by credit rating at June 30, 2022:

	Available-for-Sale			Held-to-Maturity
	Fair Value			Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	AAA/AA/A	BBB/BB/B	Not Rated
June 30, 2022

Breakdown by Category:
U.S. Treasury notes	$-	$-	$4,952	$-	$-	$-
U.S. Government-sponsored securities	-	-	5,441	-	-	-
Mortgage-backed securities (1)	-	-	203,607	-	-	721,510
Collateralized mortgage obligations (1)	-	-	1,502	-	-	84,414
Municipal securities	-	-	-	19,271	149	43,039
Corporate securities	4,738	4,788	-	-	-	-
Other	-	-	310	-	-	-
Total Investment Grade	$4,738	$4,788	$215,812	$19,271	$149	$848,963

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. government.

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the six months ended June 30, 2022.

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Municipal securities	Mortgage- backed securites	Collateralized Mortgage obligation	Total
Allowance for credit losses - securities
Beginning Balance	$-	$-	$-	$-
Provision for credit losses	393	-	-	393
Ending Balance	$393	$-	$-	$393

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Six months ended June 30, 2022	$2,610	$2	$-
Six months ended June 30, 2021	$299,870	$5,570	$3,016

Pledged Securities
As of June 30, 2022, securities carried at $512 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $426 million at December 31, 2021.

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Loans and leases held for investment, net
Real estate:
Commercial	$1,210,195	$1,167,516
Agricultural	709,624	672,830
Residential and home equity	371,874	350,581
Construction	162,713	177,163
Total real estate	2,454,406	2,368,090
Commercial & industrial	439,455	427,799
Agricultural	261,856	276,684
Commercial leases	89,095	96,971
Consumer and other(1)	13,588	78,367
Total gross loans and leases	3,258,400	3,247,911
Unearned income	(8,514)	(10,734)
Total net loans and leases	3,249,886	3,237,177
Allowance for credit losses	(62,080)	(61,007)
Total loans and leases held for investment, net	$3,187,806	$3,176,170

(1)	Includes SBA PPP loans.

Paycheck Protection Program (“PPP”)—Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $494.39 million of loans for 2,680 small business customers. PPP loans outstanding were $6.8 million and $70.8 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.2 billion and $870 million, respectively. The borrowing capacity on these loans was $794 million from FHLB and $657 million from the FRB.

Note 4—Loans and Leases—Continued

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due for the periods indicated:

	June 30, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,200,516	$-	$-	$1,674	$1,674	$1,202,190
Agricultural	709,149	-	-	475	475	709,624
Residential and home equity	371,847	27	-	-	27	371,874
Construction	162,713	-	-	-	-	162,713
Total real estate	2,444,225	27	-	2,149	2,176	2,446,401
Commercial & industrial	439,258	197	-	-	197	439,455
Agricultural	260,977	-	-	879	879	261,856
Commercial leases	88,586	-	-	-	-	88,586
Consumer and other	13,578	10	-	-	10	13,588
Total loans and leases, net	$3,246,624	$234	$-	$3,028	$3,262	$3,249,886

	December 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,156,879	$459	$-	$-	$459	$1,157,338
Agricultural	672,812	-	-	18	18	672,830
Residential and home equity	350,492	89	-	-	89	350,581
Construction	177,163	-	-	-	-	177,163
Total real estate	2,357,346	548	-	18	566	2,357,912
Commercial & industrial	427,799	-	-	-	-	427,799
Agricultural	276,186	-	-	498	498	276,684
Commercial leases	96,415	-	-	-	-	96,415
Consumer and other	78,363	4	-	-	4	78,367
Total loans and leases, net	$3,236,109	$552	$-	$516	$1,068	$3,237,177

Note 4—Loans and Leases—Continued

Non-accrual loans are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans and leases:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$1,674	$-
Agricultural	475	18
Residential and home equity	-	-
Construction	-	-
Total real estate	2,149	18
Commercial & industrial	-	-
Agricultural	879	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	3,028	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-accrual loans and leases	$3,028	$516

Note 4—Loans and Leases—Continued

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial	$-	$41
Agricultural	-	-
Residential and home equity	1,334	1,522
Construction	-	-
Total real estate	1,334	1,563
Commercial & industrial	55	260
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	1
Subtotal	1,389	1,824
Non-accruing TDR loans and leases
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total TDR loans and leases	$1,389	$2,322

The below table summarize TDRs outstanding as of June 30, 2022, by year of occurrence:

	June 30, 2022
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non- Accruing TDR	$ of Non- Accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2022	-	$-	-	$-	-	$-
2021	1	48	-	-	1	48
2020	4	266	-	-	4	266
2019	-	-	-	-	-	-
Thereafter	8	1,075	-	-	8	1,075
Total	13	$1,389	-	$-	13	$1,389

The Company did not enter into any troubled debt restructuring with borrowers during the six months ended June 30, 2022 and 2021, respectively.

Note 4—Loans and Leases—Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,187,461	$8,629	$6,100	$-	$1,202,190	$17,879
Agricultural	697,994	5,003	6,627	-	709,624	16,837
Residential and home equity	371,494	-	380	-	371,874	6,874
Construction	160,787	1,926	-	-	162,713	2,876
Total real estate	2,417,736	15,558	13,107	-	2,446,401	44,466
Commercial & industrial	431,441	7,459	555	-	439,455	10,139
Agricultural	260,079	880	897	-	261,856	5,669
Commercial leases	88,468	118	-	-	88,586	1,645
Consumer and other	13,391	-	197	-	13,588	161
Total loans and leases, net	$3,211,115	$24,015	$14,756	$-	$3,249,886	$62,080

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,142,175	$6,903	$8,260	$-	$1,157,338	$28,536
Agricultural	663,157	3,292	6,381	-	672,830	9,613
Residential and home equity	350,148	-	433	-	350,581	2,847
Construction	177,163	-	-	-	177,163	1,456
Total real estate	2,332,643	10,195	15,074	-	2,357,912	42,452
Commercial & industrial	417,806	9,321	672	-	427,799	11,489
Agricultural	275,206	958	520	-	276,684	5,465
Commercial leases	96,415	-	-	-	96,415	938
Consumer and other	78,181	-	186	-	78,367	663
Total loans and leases, net	$3,200,251	$20,474	$16,452	$-	$3,237,177	$61,007

Note 4—Loans and Leases—Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable as of June 30, 2022:

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$64,720	$239,840	$161,165	$73,041	$87,035	$237,333	$324,326	$1,187,461
Special mention	-	-	-	-	3,866	834	3,929	8,629
Substandard	-	-	-	-	-	4,203	1,897	6,100
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$64,720	$239,840	$161,165	$73,041	$90,901	$242,370	$330,152	$1,202,190

Agricultural
Pass	$34,325	$43,251	$58,263	$15,341	$53,916	$157,648	$335,250	$697,994
Special mention	-	-	2,367	2,636	-	-	-	5,003
Substandard	-	-	-	-	118	6,034	475	6,627
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$34,325	$43,251	$60,630	$17,977	$54,034	$163,682	$335,725	$709,624

Residential and home equity
Pass	$40,868	$100,298	$90,939	$15,957	$7,140	$82,590	$33,702	$371,494
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	235	145	380
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$40,868	$100,298	$90,939	$15,957	$7,140	$82,825	$33,847	$371,874

Construction
Pass	$-	$-	$-	$2,272	$-	$92	$158,423	$160,787
Special mention	-	-	-	-	-	-	1,926	1,926
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$2,272	$-	$92	$160,349	$162,713

Total Real estate	$139,913	$383,389	$312,734	$109,247	$152,075	$488,969	$860,073	$2,446,401

Commercial & industrial
Pass	$8,395	$44,225	$15,482	$12,734	$10,126	$9,183	$331,296	$431,441
Special mention	-	76	-	-	-	3	7,380	7,459
Substandard	-	-	-	-	-	30	525	555
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$8,395	$44,301	$15,482	$12,734	$10,126	$9,216	$339,201	$439,455

Agricultural
Pass	$3,547	$4,532	$1,194	$1,626	$776	$2,273	$246,131	$260,079
Special mention	-	-	-	-	-	12	868	880
Substandard	-	-	-	14	4	79	800	897
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$3,547	$4,532	$1,194	$1,640	$780	$2,364	$247,799	$261,856

Commercial leases
Pass	$1,566	$17,129	$14,293	$8,473	$21,686	$25,320	$-	$88,468
Special mention	-	-	-	118	-	-	-	118
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$1,566	$17,129	$14,293	$8,591	$21,686	$25,320	$-	$88,586

Consumer and other
Pass	$901	$7,589	$475	$350	$531	$2,713	$832	$13,391
Special mention	-	-	-	-	-	-	-	-
Substandard	197	-	-	-	-	-	-	197
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$1,098	$7,589	$475	$350	$531	$2,713	$832	$13,588

Total net loans and leases	$154,519	$456,941	$344,178	$132,563	$185,198	$528,583	$1,447,905	$3,249,886

Note 4—Loans and Leases—Continued

The following tables provide amortized cost basis for collateral dependent loans as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
(Dollars in thousands)	Real Estate	Vehicles	Total
Collateral dependent loans and leases
Real estate:
Commercial	$-	$-	$-
Agricultural	5,533	-	5,533
Residential and home equity	216	-	216
Construction	-	-	-
Total Real estate	5,749	-	5,749
Commercial & industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	165	165
Total gross loans and leases	$5,749	$165	$5,914

	December 31, 2021
(Dollars in thousands)	Real Estate	Vehicles	Total
Collateral dependent loans and leases
Real estate:
Commercial	$5	$-	$5
Agricultural	5,587	-	5,587
Residential and home equity	330	-	330
Construction	-	-	-
Total Real estate	5,922	-	5,922
Commercial & industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	173	173
Total gross loans and leases	$5,922	$173	$6,095

Note 4—Loans and Leases—Continued

Changes in the allowance for credit losses are as follows:

	For the Three Months Ended June 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Beginning balance	$32,511	$3,777	$6,759	$16,098	$1,466	$421	$61,032
Provision / (recapture) for credit losses	2,205	(901)	10	(131)	179	(255)	1,107
Charge-offs	-	-	-	(276)	-	(9)	(285)
Recoveries	-	-	105	117	-	4	226
Net (charge-offs) / recoveries	-	-	105	(159)	-	(5)	(59)
Ending balance	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Beginning balance	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision / (recapture) for credit losses	2,757	(435)	876	(1,831)	78	(338)	1,107
Charge-offs	-	-	-	(276)	-	(18)	(294)
Recoveries	-	-	119	135	-	6	260
Net (charge-offs) / recoveries	-	-	119	(141)	-	(12)	(34)
Ending balance	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080

Note 5—Deposits

Certificate of deposits greater than and less than or equal to the FDIC insurance limit are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Certificate of deposits:
Certificates of deposits less than or equal to $250,000	$216,390	$223,620
Certificates of deposits greater than $250,000	162,240	168,865
Total certificates of deposits	$378,630	$392,485

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2022	$217,575
2023	147,620
2024	8,788
2025	2,270
2026 and beyond	2,377
Total time deposits	$378,630

Note 6—Shareholders’ Equity

The Company and the Bank are subject to various regulatory capital adequacy guidelines as outlined under Part 324 of the FDIC Rules and Regulations. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	June 30, 2022
	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well Capitalized”
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$468,463	11.55%	$182,499	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	478,463	11.80%	243,332	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	529,311	13.05%	324,442	8.00%	N/A	N/A
Tier 1 leverage capital ratio	478,463	8.94%	214,167	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$475,077	11.72%	$182,470	4.50%	$263,567	6.50%
Tier 1 capital to risk-weighted assets	475,077	11.72%	243,293	6.00%	324,391	8.00%
Risk-based capital to risk-weighted assets	525,918	12.97%	324,391	8.00%	405,488	10.00%
Tier 1 leverage capital ratio	475,077	8.89%	213,871	4.00%	267,339	5.00%

Note 6—Shareholders’ Equity—Continued
	December 31, 2021
	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well Capitalized”
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$450,687	11.68%	$173,674	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	460,687	11.94%	231,566	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	509,091	13.19%	308,755	8.00%	N/A	N/A
Tier 1 leverage capital ratio	460,687	8.92%	206,606	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$459,813	11.91%	$173,664	4.50%	$250,847	6.50%
Tier 1 capital to risk-weighted assets	459,813	11.91%	231,551	6.00%	308,735	8.00%
Risk-based capital to risk-weighted assets	508,215	13.17%	308,735	8.00%	385,919	10.00%
Tier 1 leverage capital ratio	459,813	8.91%	206,426	4.00%	258,033	5.00%

Basic and diluted earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator
Net income	$18,443	$16,153

Denominator
Weighted average number of common shares outstanding	781,880	789,646
Weighted average number of dilutive shares outstanding	781,880	789,646

Basic earnings per common share	$23.58	$20.45
Diluted earning per common share	$23.58	$20.45

	Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator
Net income	$35,501	$32,866

Denominator
Weighted average number of common shares outstanding	783,976	789,646
Weighted average number of dilutive shares outstanding	783,976	789,646

Basic earnings per common share	$45.28	$41.62
Diluted earning per common share	$45.28	$41.62

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

The following tables summarize the carrying value and estimated fair values of the Company’s financial assets and liabilities on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

June 30, 2022		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$747,788	$747,788	$-	$-	$747,788
Investment securities available-for-sale	225,338	4,952	220,386	-	225,338
Investment securities held-to-maturity	867,990	-	720,108	43,039	763,147
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,187,806	-	-	3,180,540	3,180,540
Bank-owned life insurance	72,513	72,513	-	-	72,513

Financial Liabilities:
Total deposits	$4,769,513	$-	$4,390,883	$373,285	$4,764,168
Subordinated debentures	10,310	-	9,181	-	9,181

December 31, 2021		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$715,460	$715,460	$-	$-	$715,460
Investment securities available-for-sale	270,454	10,214	260,240	-	270,454
Investment securities held-to-maturity	737,052	-	681,588	44,446	726,034
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,170	-	-	3,179,857	3,179,857
Bank-owned life insurance	71,411	71,411	-	-	71,411

Financial Liabilities:
Total deposits	$4,640,152	$-	$4,247,666	$391,732	$4,639,398
Subordinated debentures	10,310	-	6,890	-	6,890

Note 7—Fair Value Measurements—Continued
Non-recurring Measurements: collateral dependent loans and OREO are classified with Level 3 of the fair value hierarchy. The estimated fair value of collateral dependent loans is based on the fair value of the collateral, less estimated costs to sell. The Company receives an appraisal or performs an evaluation for each collateral dependent loan. The key inputs used to determine the fair value of collateral dependent loans include selling costs, and adjustment to comparable collateral. Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness. Appraisals are typically obtained at least on an annual basis. The Company also considers other factors and events that may affect the fair value. The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed. After review and acceptance of the appraisal or evaluation, adjustments to collateral dependent loans may occur.

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value for the periods indicated.

June 30, 2022		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$4,952	$4,952	$-	$-	$4,952
U.S. Government-sponsored securities	5,441	-	5,441	-	5,441
Mortgage-backed securities	203,607	-	203,607	-	203,607
Collateralized mortgage obligations	1,502	-	1,502	-	1,502
Corporate securities	9,526	-	9,526	-	9,526
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Other real estate	$873	$-	$-	$873	$873

December 31, 2021		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$10,089	$10,089	$-	$-	$10,089
U.S. Government-sponsored securities	6,374	-	6,374	-	6,374
Mortgage-backed securities	251,120	-	251,120	-	251,120
Collateralized mortgage obligations	2,436	-	2,436	-	2,436
Other	435	125	310	-	435

Fair valued on a non-recurring basis:
Individually evaluated loans	$2,562	$-	$-	$2,562	$2,562
Other real estate	873	-	-	873	873

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

(Dollars in thousands)	June 30, 2022	December 31, 2021

Commitments to extend credit, including unsecured commitments of $20,787 and $21,036 as of June 30, 2022 and December 31, 2021, respectively	$995,795	$937,009

Stand-by letters of credit, including unsecured commitments of $7,409 and $9,091 as of June 30, 2022 and December 31, 2021, respectively	16,484	17,880

Performance guarantees under interest rate swap contracts entered into with our clients and third-parties	-	1,433

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), and other parts of this report that could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

◾	the pendency, duration, and impact of the COVID-19 pandemic;
◾	changes in general economic conditions, either nationally, in California, or in our local markets;
◾	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
◾	increases in competitive pressures among financial institutions and businesses offering similar products and services;
◾	higher defaults in our loan portfolio than we expect;
◾	changes in management’s estimate of the adequacy of the allowance for credit losses;
◾	risks associated with our growth and expansion strategy and related costs;
◾	increased lending risks associated with our high concentration of real estate loans;
◾	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
◾	technological changes; and
◾	regulatory or judicial proceedings.

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

The Company’s outstanding common stock as of June 30, 2022, consisted of 777,190 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding. The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Management will incorporate reasonable and supportable information in order to calculate CECL reserves.This includes the ability to reliably forecast and document exogenous events that may affect the credit performance of the Company’s loan portfolio. Management is confident with its ability to effectively identify historical loss information by the appropriate portfolio segmentation.  In addition, Management believes that it can reasonably obtain historical loss information by its respective peers to further improve historical loss information. Additionally, the Company believes that it can effectively evaluate the potential impact that both macro and micro-economic conditions can have on its loan portfolio. Management is also comfortable that it can rely on weighted average maturity calculations, including estimated prepayments with its existing third party Asset/Liability Management (“ALM”) applications.

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

Management has determined to use a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses. Management has determined a representative period for a full credit cycle would be from 2008 to 2022 (fifteen-year credit cycle). Management has collected historical loss information on its own loan portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from Federal Regulators on the Uniform Bank Performance Report (“UBPR”).

Federal Regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes 181 banks across the nation. The model calculates the mean historical loss rate over the fifteen year economic cycle for both the Bank and its peer group. The model calculates the stressed historical loss rate over the fifteen year economic cycle for both the Bank and its peer group.

Management evaluates macro and micro economic information as well as internal trends in credit performance on our loan portfolio to determine where we believe we are in an economic credit cycle. Depending upon our estimation of what point in the credit cycle the current economy may exist, we adjust, on a quantitative basis, historical loss rates either upwards or downwards from the mean. If Management believes we are nearing the end on a credit cycle, we may adjust historical losses in increments higher from the mean (e.g. one standard deviation from the mean). If the Company believes that we are in the recovery stage of a credit cycle, we may adjust historical losses downwards from the mean. Management understands that historical credit losses may not exactly follow a normal bell-shaped curve, but that the approach provides consistency across all loan segments as well as a measured probability of credit loss coverage.

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

Allowance for Credit Losses – Securities — Management measures expected credit losses on held-to- maturity debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio.

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

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination it is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that, the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings, but is limited by the amount of goodwill allocated to that reporting unit.

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

Fair Value Measurements — The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The Company, using available market information and appropriate valuation methodologies has determined the estimated fair value amounts. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period between origination of the instrument and its expected realization.

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

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at June 30, 2022 and December 31, 2021 and results of operations during the three and six months ended June 30, 2022 and 2021, respectively. Information related to the comparison of the results of operations for the three years ended December 31, 2021, 2020, and 2019 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$683,655	$1,409	0.83%	$590,936	$164	0.11%
Securities:(1)
Taxable securities	1,090,507	5,107	1.87%	839,121	3,694	1.76%
Non-taxable securities(2)	48,339	391	3.24%	53,813	416	3.09%
Total investment securities	1,138,846	5,498	1.94%	892,934	4,110	1.84%
Loans:(3)
Real estate:
Commercial	1,158,892	13,373	4.63%	1,005,143	12,370	4.94%
Agricultural	701,905	8,415	4.81%	622,977	7,447	4.79%
Residential and home equity	365,872	3,539	3.88%	337,796	3,662	4.35%
Construction	205,491	2,508	4.90%	189,930	2,150	4.54%
Total real estate	2,432,160	27,835	4.59%	2,155,846	25,629	4.77%
Commercial & industrial	439,137	4,546	4.15%	357,098	4,345	4.88%
Agricultural	264,791	2,988	4.53%	227,206	2,557	4.51%
Commercial leases	90,855	1,377	6.08%	101,848	1,428	5.62%
Consumer and other	21,457	1,824	34.10%	223,877	2,705	4.85%
Total loans and leases	3,248,400	38,570	4.76%	3,065,875	36,664	4.80%
Non-marketable securities	15,549	218	5.62%	15,078	212	5.64%
Total interest earning assets	5,086,450	45,695	3.60%	4,564,823	41,150	3.62%
Allowance for credit losses	(61,439)			(60,204)
Non-interest earning assets	317,066			315,846
Total average assets	$5,342,077			$4,820,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,117,283	319	0.11%	$993,084	282	0.11%
Savings and money market accounts	1,544,753	361	0.09%	1,332,799	372	0.11%
Certificates of deposit greater than $250,000	165,944	106	0.26%	168,450	188	0.45%
Certificates of deposit less than $250,000	219,157	87	0.16%	239,792	192	0.32%
Total interest bearing deposits	3,047,137	873	0.11%	2,734,125	1,034	0.15%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	103	4.01%	10,310	79	3.07%
Total interest bearing liabilities	3,057,447	976	0.13%	2,744,435	1,113	0.16%
Non-interest bearing deposits	1,735,258			1,573,743
Total funding	4,792,705	976	0.08%	4,318,178	1,113	0.10%
Other non-interest bearing liabilities	86,550			69,049
Shareholders' equity	462,822			433,238
Total average liabilities and shareholders' equity	$5,342,077			$4,820,465
Net interest income		$44,719			$40,037
Interest rate spread			3.48%			3.45%
Net interest margin(4)			3.53%			3.52%

(1)Excludes average unrealized (losses) gains of ($24.7) million and $.3 million for the three months ended June 30, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $103,000 and $109,000 for the three months ended June 30, 2022, and 2021, respectively.
(3)Loan interest income includes loan fees of $3.3 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$721,656	$1,775	0.50%	$501,105	$267	0.11%
Securities:(1)
Taxable securities	1,056,670	9,695	1.84%	836,501	7,498	1.79%
Non-taxable securities(2)	49,164	793	3.23%	54,442	839	3.08%
Total investment securities	1,105,834	10,488	1.90%	890,943	8,337	1.87%
Loans:(3)
Real estate:
Commercial	1,155,271	26,649	4.65%	985,307	25,347	5.19%
Agricultural	691,128	16,208	4.73%	630,592	14,583	4.66%
Residential and home equity	359,656	6,840	3.84%	336,691	6,333	3.79%
Construction	198,626	4,580	4.65%	191,638	4,147	4.36%
Total real estate	2,404,681	54,277	4.55%	2,144,228	50,410	4.74%
Commercial & industrial	431,907	9,345	4.36%	361,465	8,456	4.72%
Agricultural	256,648	5,743	4.51%	226,706	5,121	4.56%
Commercial leases	92,844	2,793	6.07%	102,205	2,772	5.47%
Consumer and other	36,683	3,845	21.14%	228,336	6,992	6.18%
Total loans and leases	3,222,763	76,003	4.76%	3,062,940	73,751	4.86%
Non-marketable securities	15,549	523	6.78%	13,892	402	5.84%
Total interest earning assets	5,065,802	88,789	3.53%	4,468,880	82,757	3.73%
Allowance for credit losses	(61,232)			(59,820)
Non-interest earning assets	315,037			310,629
Total average assets	$5,319,607			$4,719,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,116,436	578	0.10%	$968,496	576	0.12%
Savings and money market accounts	1,531,069	703	0.09%	1,312,122	790	0.12%
Certificates of deposit greater than $250,000	166,725	203	0.25%	169,967	444	0.53%
Certificates of deposit less than $250,000	221,487	192	0.17%	243,583	461	0.38%
Total interest bearing deposits	3,035,717	1,676	0.11%	2,694,168	2,271	0.17%
Short-term borrowings	1	-	0.00%	2	-	0.00%
Subordinated debentures	10,310	185	3.62%	10,310	158	3.09%
Total interest bearing liabilities	3,046,028	1,861	0.12%	2,704,480	2,429	0.18%
Non-interest bearing deposits	1,728,962			1,522,029
Total funding	4,774,990	1,861	0.08%	4,226,509	2,429	0.12%
Other non-interest bearing liabilities	80,413			61,662
Shareholders' equity	464,204			431,518
Total average liabilities and shareholders' equity	$5,319,607			$4,719,689

Net interest income		$86,928			$80,328
Interest rate spread			3.41%			3.55%
Net interest margin(4)			3.46%			3.62%

(1)Excludes average unrealized (losses) gains of ($15.9) million and $7.1 million for the six months ended June 30, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $210,000 and $220,000 for the six months ended June 30, 2022, and 2021, respectively.
(3)Loan interest income includes loan fees of $7.2 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Second Quarter 2022 vs. Second Quarter 2021
Interest-bearing deposits with banks and Federal Reserve balances consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 0.83% and 0.11% during the second quarter of 2022 and 2021, respectively. Average interest-bearing deposits with banks were $684 million and $591 million for the quarter June 30, 2022 and 2021, respectively. Interest income on interest-bearing deposits with banks was $1.4 million and $0.2 million for the quarter ended June 30, 2022 and 2021, respectively.

The investment securities portfolio consists primarily of: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans and leases, the yield earned on investments is generally less than that of loans and leases.

Total investment securities averaged $1.1 billion and $893 million for the quarter ended June 30, 2022 and 2021, respectively. The average yield on total investment securities was 1.94% and 1.84% for the quarter ended June 30, 2022 and 2021, respectively. See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Loans and leases held for investment averaged $3.2 billion and $3.1 billion for the quarter ended June 30, 2022 and 2021, respectively. The yield on the loan & lease portfolio was 4.76% and 4.80% for the quarter ended June 30, 2022 and 2021, respectively. The Company continues to experience aggressive competitor pricing for loans and leases to which it may need to respond in order to retain key customers. This could continue to place negative pressure on future loan & lease yields and net interest margin.

Interest-bearing liabilities averaged $3.1 billion and $2.7 billion for the quarter ended June 30, 2022 and 2021, respectively. Total interest expense on interest-bearing deposits was $0.9 million, $1.0 million for the quarter ended June 30, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.13% and 0.16% for the quarter ended June 30, 2022 and 2021, respectively. As a result of recent increases in short-term market interest rates, the Company is experiencing more aggressive competitor rates on interest bearing deposits, which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rates and net interest margin.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 0.50% and 0.11% for the first six months ended June 30, 2022 and 2021, respectively. Average interest-bearing deposits were $722 million and $501 million for the six months ended June 30, 2022 and 2021, respectively. Interest income on interest-bearing deposits with banks was $1.8 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Average total investment securities were $1.1 billion and $891 million for the six months ended June 30, 2022 and 2021, respectively. The average yield on total investment securities were 1.90% and 1.87% for the six months ended June 30, 2022 and 2021, respectively. See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Average loans and leases held for investment were $3.2 billion and $3.1 billion for the six months ended June 30, 2022 and 2021, respectively. The yield on the loan & lease portfolio was 4.76% and 4.86% for the six months ended June 30, 2022 and 2021, respectively.

Average interest-bearing liabilities were $3.0 billion and $2.7 billion for the six months ended June 30, 2022 and 2021, respectively. Total interest expense on interest-bearing deposits was $1.7 million, $2.3 million for the six months ended June 30, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.12% and 0.18% for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30, 2022 compared with 2021			Six Months Ended June 30, 2022 compared with 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$30	$1,215	$1,245	$164	$1,344	$1,508
Securities:
Taxable securities	1,165	248	1,413	2,016	181	2,197
Non-taxable securities	(123)	98	(25)	(137)	91	(46)
Total securities	1,042	346	1,388	1,879	272	2,151
Loans:
Real estate:
Commercial	5,108	(4,105)	1,003	7,420	(6,118)	1,302
Agricultural	946	22	968	1,417	208	1,625
Residential and home equity	1,325	(1,448)	(123)	436	71	507
Construction	183	175	358	155	278	433
Total real estate	7,562	(5,356)	2,206	9,428	(5,561)	3,867
Commercial & industrial	3,275	(3,074)	201	2,491	(1,602)	889
Agricultural	424	7	431	762	(140)	622
Commercial leases	(559)	508	(51)	(547)	568	21
Consumer and other	(17,178)	16,297	(881)	(18,389)	15,242	(3,147)
Total loans	(6,477)	8,383	1,906	(6,257)	8,509	2,252
Non-marketable securities	10	(4)	6	51	70	121
Total interest income	(5,395)	9,940	4,545	(4,162)	10,194	6,032

Interest expense:
Interest bearing deposits:
Demand	35	2	37	164	(162)	2
Savings and money market accounts	235	(246)	(11)	276	(363)	(87)
Certificates of deposit greater than $250,000	(3)	(79)	(82)	(8)	(233)	(241)
Certificates of deposit less than $250,000	(15)	(90)	(105)	(39)	(230)	(269)
Total interest bearing deposits	252	(413)	(161)	393	(988)	(595)
Short-term borrowings	-	-	-	-	-	-
Subordinated debentures	-	24	24	-	27	27
Total interest expense	252	(389)	(137)	393	(961)	(568)
Net interest income	$(5,647)	$10,329	$4,682	$(4,556)	$11,156	$6,600

Net interest income increased by $6.6 million, or 8.22% to $86.9 million for the six months ended June 30, 2022 compared to $40.0 million for the same quarter one year earlier. The increase in net interest income was driven primarily by strong deposit growth, which we were able to partially deploy into growing our loan portfolio. The remaining increase in deposits was held in Fed Funds sold and investment securities.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Better / (Worse)	% Better / (Worse)	2022	2021	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$45,695	$41,150	$4,545	11.04%	$88,789	$82,757	$6,032	7.29%
Interest expense	976	1,113	137	12.31%	1,861	2,429	568	23.38%
Net interest income	44,719	40,037	4,682	11.69%	86,928	80,328	6,600	8.22%
Provision for credit losses	1,500	-	(1,500)	0.00%	1,500	1,250	(250)	(20.00%)
Net interest income after provision for credit losses	43,219	40,037	3,182	7.95%	85,428	79,078	6,350	8.03%
Non-interest income	3,512	4,959	(1,447)	(29.18%)	7,824	11,675	(3,851)	(32.99%)
Non-interest expense	23,031	23,603	572	2.42%	46,819	47,147	328	0.70%
Income before income tax expense	23,700	21,393	2,307	10.78%	46,433	43,606	2,827	6.48%
Income tax expense	5,257	5,240	(17)	(0.32%)	10,932	10,740	(192)	(1.79%)
Net income	$18,443	$16,153	$2,290	14.18%	$35,501	$32,866	$2,635	8.02%

Net Income. For the three and six months ended June 30, 2022, Farmers & Merchants Bancorp reported net income of $18.4 million and $35.5 million, earnings per share of $23.58 and $45.28 and return on average assets of 1.38% and 1.33%, respectively. Return on average shareholders’ equity was 15.94% and 15.30% for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2021, Farmers & Merchants Bancorp reported net income of $16.2 million and $32.9 million, earnings per share of $20.45 and $41.62 and return on average assets of 1.34% and 1.39%, respectively. Return on average shareholders’ equity was 14.91% and 15.23% for the three and six months ended June 30, 2021.

Net Interest Income and Net Interest Margin. For the quarter ended June 30, 2022, net interest income increased $4.7 million, or 11.7%, to $44.7 million compared with $40.0 million for the same quarter a year earlier. The increase is primarily the result of average interest earning assets increasing $522 million, or 11.4% to $5.1 billion compared with $4.6 billion for the same period a year earlier. Total deposits grew $475 million, or 12.31%, to $4.8 billion compared with $4.3 billion for the same a year ago. Net interest margins increased slightly by 1 basis point to 3.53% for the quarter ended June 30, 2022, compared with 3.52% for the same period a year earlier.

Net interest income for the six months ended June 30, 2022 increased by $6.6 million, or 8.22%, to $86.9 million, compared to $80.3 million at June 30, 2001. The increase in net interest income was primarily due to a $597 million increase in average earning assets offset by a 16 basis point decrease in the net interest margin. For the six months ended June 30, 2022, the Company’s net interest margin was 3.46% compared to 3.62% for the same period in 2021. This decrease in net interest margin was due primarily to a decrease of 20 basis points in the yield received on earning assets offset somewhat by a 6 basis point decrease in the cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses over the life of the loan and HTM securities portfolios.

The Company made a $1.5 million provision for credit losses during the first half of 2022 compared to $1.3 million during the first half of 2021. Net charge-offs during the first half of 2022 were $34,000 compared to net recoveries of $117,000 in the first half of 2021.

Non-interest Income. Non-interest income decreased $1.4 million, or 29.2%, to $3.5 million for the quarter ended June 30, 2022 compared with $5.0 million for the same period a year earlier. This decrease in non-interest income was primarily due to a $1.5 million decline in gains/(losses) loss on deferred compensation investments and a $0.7 million reduction in gain on sale of investment securities recorded in the first quarter of 2021. This decrease in non-interest income was partially off-set by an increase of $.4 million in other investment income.

The Company recorded net losses on deferred compensation plan investments of $1 million for the quarter ended June 30, 2022 compared with net gains of $0.5 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income decreased $3.9 million, or 33%, to $7.8 million for the six months ended June 30, 2022 compared with $11.7 million for the same period of 2021. The year-over-year decrease in non-interest income was primarily due to a $1.8 million reduction in gain on sale of investment securities recorded in the first quarter of 2021and a $2.5 million decline in gains/(losses) on deferred compensation plan investments. These reductions were primarily off-set by a $0.4 million increase in services charges received on deposit accounts. The Company recorded net losses on deferred compensation plan investments of $0.6 million for the six months ended June 30, 2022 compared with net gains of $1.2 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense. Non-interest expense decreased $0.6 million, or 2.4%, to $23 million for the quarter ended June 30, 2022 compared with $23.6 million for the same period a year ago. This decrease was primarily due to the $1.5 million decline in gains/(losses) on deferred compensation plan investments. This decrease was partially off-set by a $0.5 million increase in outside professional fees, a $0.2 million increase in salaries and employee benefits and a $0.1 million increase in legal expenses.  The Company recorded net losses on deferred compensation plan investments of $1.0 million for the quarter ended June 30, 2022 compared with net gains of $0.5 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires gains/(losses) on deferred compensation plan investments to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense decreased $.3 million, or 0.7%, to $46.8 million for the six months ended June 30, 2022 compared with $47.1 million for the same period a year ago. This decrease was primarily due to the $1.8 million decline in gains/(losses) on deferred compensation plan investments. This decrease was off-set by a $0.4 million increase in accounting expenses, a $0.3 million increase in legal expenses and a $0.3 million increase in employee salaries and benefits. The Company recorded net losses on deferred compensation plan investments of $0.6 million for the six months ended June 30, 2022 compared with net gains of $1.2 million for the same period of 2021. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

Although GAAP requires gains/(losses) on deferred compensation plan investments to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense. The Bank’s provision for income taxes increased 1.79% to $10.9 million for the first six months of 2022 compared to the first six months of 2021. The Company’s effective tax rate for the first six months of 2022 was 23.54% compared to 24.63% for the same period in 2021. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

Total assets grew $149 million, or 2.88%, to $5.3 billion at June 30, 2022 compared with $5.2 billion at December 31, 2021. Loans held for investment were $3.2 billion at June 30, 2022, an increase of $12.7 million, or .39% compared to December 31, 2021. Total deposits grew $129 million, or 2.8%, to $4.8 billion at June 30, 2022 compared with $4.6 billion at December 31, 2021. The increase in total assets and deposits was primarily the result of continued strong organic deposit growth.

Investment Securities and Federal Reserve Balances

The Company’s investment portfolio increased $86 million, or 8.56%, to $1.1 billion at June 30, 2022 compared to $1.0 billion at December 31, 2021. The Company uses its investment portfolio to manage interest rate and liquidity risks. Accordingly, when market rates are increasing it invests most of its funds in shorter-term Treasury and Agency securities or shorter-term (10, 15 and 20 year) mortgage-backed securities. Conversely, when rates are falling, 30-year mortgage-backed securities or longer term Treasury and Agency securities may be increased. The Company's total investment portfolio currently represents 20.53% of the Company’s total assets at June 30, 2022 as compared with 19.46% at December 31, 2021. Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits.

The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $681 million at June 30, 2022 and $663 million at December 31, 2021.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. As of June 30, 2022, we held no investment securities from any issuer that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Available-for-Sale Securities
U.S. Treasury notes	$4,952	$10,089
U.S. Government-sponsored securities	5,441	6,374
Mortgage-backed securities(1)	203,607	251,120
Collateralized mortgage obligations(1)	1,502	2,436
Corporate securities	9,526	-
Other	310	435
Total available-for-sale securities	$225,338	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Held-to-Maturity Securities
Mortgage-backed securities(1)	$721,510	$596,775
Collateralized mortgage obligations(1)	84,414	73,781
Municipal securities	62,459	66,496
Total held-to-maturity securities	$868,383	$737,052

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following table shows the carrying value for maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of June 30, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$4,952	2.39%	$-	0.00%	$-	0.00%	$-	0.00%	$4,952	2.39%
U.S. Government-sponsored securities	12	1.09%	104	2.90%	380	1.70%	4,945	1.52%	5,441	1.56%
Mortgage-backed securities(1)	-	0.00%	24,553	2.36%	34,650	2.40%	144,403	1.72%	203,607	1.91%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,502	2.30%	1,502	2.30%
Corporate securities	-	0.00%	4,738	0.78%	4,788	0.90%	-	0.00%	9,526	0.84%
Other	310	1.72%	-	0.00%	-	0.00%	-	0.00%	310	1.72%
Total securities available-for-sale	$5,273	2.35%	$29,395	2.10%	$39,818	2.21%	$150,851	1.72%	$225,338	1.87%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of June 30, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$14,693	7.90%	$706,817	1.87%	$721,510	1.85%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	84,414	1.88%	84,414	1.88%
Municipal securities	700	1.51%	7,089	2.81%	15,948	3.40%	38,723	2.38%	62,460	2.68%
Total securities held-to-maturity	$700	1.51%	$7,089	2.81%	$30,641	2.06%	$829,954	1.90%	$868,383	1.91%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2021
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$5,028	2.33%	$5,061	2.38%	$-	0.00%	$-	0.00%	$10,089	2.36%
U.S. Government-sponsored securities	2	1.80%	148	2.29%	512	1.55%	5,712	1.26%	6,374	1.30%
Mortgage-backed securities(1)	13	1.50%	21,155	2.36%	50,554	2.36%	179,398	1.61%	251,120	1.83%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	2,436	2.30%	2,436	2.30%
Municipal securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Corporate securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Other	435	3.31%	-	0.00%	-	0.00%	-	0.00%	435	3.31%
Total securities available-for-sale	$5,478	2.41%	$26,364	2.36%	$51,066	2.35%	$187,546	1.61%	$270,454	1.84%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2021
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$10,641	0.41%	$586,134	1.72%	$596,775	1.70%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	73,781	1.71%	73,781	1.71%
Municipal securities	308	1.10%	8,487	2.19%	18,433	3.42%	39,268	4.52%	66,496	3.90%
Total securities held-to-maturity	$308	1.10%	$8,487	2.19%	$29,074	2.32%	$699,183	1.88%	$737,052	1.90%

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

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. Common examples of loans and leases made by the Company include:

Commercial and Agricultural Real Estate – These are loans secured owner-occupied real estate, non-owner-occupied real estate, farmland, and multifamily residential properties. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, or the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; generally do not exceed 15 years (and may have pricing adjustments on a shorter timeframe); have debt service coverage ratios of 1.00 or better with a target of greater than 1.25; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

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

Overall, the Company's loan & lease portfolio at June 30, 2022 totaled $3.2 billion, an increase of $13 million over December 31, 2021. Exclusive of SBA PPP loans, the loan portfolio grew $66 million, or 2.08%, over December 31, 2021. This increase in the non-PPP loans occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. This data constitutes non-GAAP financial data. The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent at the end of each period presented:

	June 30, 2022		December 31, 2021

(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,210,195	37.14%	$1,167,516	35.95%
Agricultural	709,624	21.78%	672,830	20.72%
Residential and home equity	371,874	11.41%	350,581	10.79%
Construction	162,713	4.99%	177,163	5.45%
Total real estate	2,454,406	75.32%	2,368,090	72.91%
Commercial & industrial	439,455	13.49%	427,799	13.17%
Agricultural	261,856	8.04%	276,684	8.52%
Commercial leases	89,095	2.73%	96,971	2.99%
Consumer and other(1)	13,588	0.42%	78,367	2.41%
Total gross loans and leases	$3,258,400	100.00%	$3,247,911	100.00%

(1) Includes SBA PPP  loans.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company as of June 30, 2022.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$89,939	$267,837	$818,910	$33,509	$1,210,195
Agricultural	34,682	154,188	447,414	73,340	709,624
Residential and home equity	120	4,023	118,208	249,523	371,874
Construction	115,397	47,316	-	-	162,713
Total real estate	240,138	473,364	1,384,532	356,372	2,454,406
Commercial & industrial	163,698	222,395	47,140	6,222	439,455
Agricultural	160,447	86,559	14,850	-	261,856
Commercial leases	6,870	31,772	50,453	-	89,095
Consumer and other(1)	952	10,766	1,870	-	13,588
Total gross loans and leases	$572,105	$824,856	$1,498,845	$362,594	$3,258,400
Rate Structure for Loans
Fixed Rate	$481,614	$492,971	$396,902	$123,043	$1,494,530
Adjustable Rate	90,491	331,885	1,101,943	239,551	1,763,870
Total gross loans and leases	$572,105	$824,856	$1,498,845	$362,594	$3,258,400

(1) Includes SBA PPP  loans.

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $3.0 million and $516,000 at June 30, 2022 and December 31, 2021, respectively.

Restructured Loans and Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the borrower that it would not otherwise consider, except when subject to the CARES Act and H.R. 133. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on nonaccrual status at the time they become TDR loans or leases, remain on nonaccrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as collateral dependent and are individually evaluated for impairment.

At June 30, 2022, restructured loans totaled $1.4 million compared with $2.3 million at December 31, 2021, all of which were performing.  See Note 4 “Loans and Leases” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this quarterly Report on Form 10-Q.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. We record all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at June 30, 2022, and at December 31, 2021.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, we have restructured $278 million of loans under the CARES Act and H.R. 133 guidelines.  At June 30, 2022, all loans that were restructured as part of the CARES Act have returned to the contractual terms and conditions of the loans, without exception.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled debt restructured loans, and OREO (as hereinafter defined):

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-performing assets:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$1,674	$-
Agricultural	475	18
Residential and home equity	-	-
Construction	-	-
Total real estate	2,149	18
Commercial & industrial	-	-
Agricultural	879	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	3,028	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	-	-
Agricultural	-	498
Residential and home equity	-	-
Construction	-	-
Total real estate	-	498
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-performing loans and leases	$3,028	$516
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$3,901	$1,389
Performing TDRs	$1,389	$1,824

Selected ratios:
Non-performing loans to total loans	0.09%	0.02%
Non-performing assets to total assets	0.07%	0.03%

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

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of June 30, 2022, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

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

•
While tremendous strides have been made in fighting the COVID-19 virus, particularly with the development of a vaccine, the effects of COVID-19 are still with us, and it is impossible to predict the ultimate impact on classified and non-performing loans and leases (see Part I. Note 2).

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

The following table sets forth the activity in our ACL for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Balance at beginning of year	$61,007	$58,862
Provision / (recapture) for credit losses	1,107	1,250
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	(276)	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(18)	(16)
Total charge-offs	(294)	(16)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	119	70
Construction	-	-
Total real estate	119	70
Commercial & industrial	131	45
Agricultural	4	5
Commercial leases	-	-
Consumer and other	6	13
Total recoveries	260	133
Net recoveries / charge-offs	(34)	117

Balance at end of period	$62,080	$60,229

Selected financial information:
Gross loans held for investment	$3,258,400	$3,046,492
Average loans	3,222,763	3,062,940
Non-performing loans	3,028	548
Allowance for credit losses to non-performing loans	2050.20%	10990.69%
Net (recoveries)/charge-offs to average loans	0.00%	0.00%
Provision for credit losses to average loans	0.03%	0.04%
Allowance for credit losses to loans held for investment	1.91%	1.98%

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Allowance for credit losses:
Real estate:
Commercial	$17,879	37.14%	$28,536	35.95%
Agricultural	16,837	21.78%	9,613	20.72%
Residential and home equity	6,874	11.41%	2,847	10.79%
Construction	2,876	4.99%	1,456	5.45%
Total real estate	44,466	75.32%	42,452	72.91%
Commercial & Industrial	10,139	13.49%	11,489	13.17%
Agricultural	5,669	8.04%	5,465	8.52%
Commercial leases	1,645	2.73%	938	2.99%
Consumer and other	161	0.42%	663	2.41%
Total allowance for credit losses	$62,080	100.00%	$61,007	100.00%

Deposits

Total deposits were $4.8 billion and $4.64 billion as of June 30, 2022 and December 31, 2021, respectively. In addition to the Company’s ongoing business development activities for deposits, in management’s opinion the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Oakland, Concord and Napa.

Non-interest bearing demand deposits increased slightly by $0.3 million and were $1.75 billion as of June 30, 2022 and December 31, 2021.  Non-interest bearing deposits were 36.77% of total deposits, as of June 30, 2022 and 37.72% as of December 31, 2021. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$1,116,436	578	0.10%	$968,496	$576	0.12%
Savings and money market	1,531,069	703	0.09%	1,312,122	790	0.12%
Certificates of deposit greater than $250,000	166,725	203	0.25%	169,967	444	0.53%
Certificates of deposit less than $250,000	221,487	192	0.17%	243,583	461	0.38%
Total interest-bearing deposits	3,035,717	1,676	0.11%	2,694,168	2,271	0.17%
Non-interest bearing deposits	1,728,962			1,522,029
Total deposits	$4,764,679	$1,676	0.07%	$4,216,197	$2,271	0.11%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average cost of deposits, including non-interest bearing deposits, declined to 0.07% for the six months ended June 2022 compared with 0.11% for the same period a year ago.

The following table shows deposits with a balance greater than $250,000 at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits greater than $250,000	$2,817,460	$2,708,576
Certificates of deposit greater $250,000, by maturity:
Less than 3 months	58,135	59,591
3 months to 6 months	46,841	37,182
6 months to 12 months	50,299	59,945
More than 12 months	6,965	12,147
Total time deposits greater than $250,000	$162,240	$168,865
Total deposits greater than $250,000	$2,979,700	$2,877,441

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At June 30, 2022 and December 31, 2021, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at June 30, 2022 or December 31, 2021. There were no Federal Funds purchased or advances from the FRB at June 30, 2022 or December 31, 2021.

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

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is September 17, 2022) and the rate was 4.88% as of June 30, 2022 and 2.97% at June 30, 2021. The average rate paid for these securities was 3.62% for the first half of 2022 and 3.09% for the first half of in 2021. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $461 million at June 30, 2022, and $463 million at December 31, 2021.

The Company and the Bank are subject to various regulatory capital adequacy guidelines as outlined under Part 324 of the FDIC Rules and Regulations. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following table sets forth our capital ratios and the related regulatory guidelines:

(Dollars in thousands)	Minimum to be Categorized as "Well Capitalized"	Minimum to be Categorized as "Adequately Capitalized"	June 30, 2022	December 31, 2021
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	N/A	4.50%	11.55%	11.68%
Tier 1 capital to risk-weighted assets	N/A	6.00%	11.80%	11.94%
Risk-based capital to risk-weighted assets	N/A	8.00%	13.05%	13.19%
Tier 1 leverage capital ratio	N/A	4.00%	8.94%	8.92%

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	6.50%	4.50%	11.72%	11.91%
Tier 1 capital to risk-weighted assets	8.00%	6.00%	11.72%	11.91%
Risk-based capital to risk-weighted assets	10.00%	8.00%	12.97%	13.17%
Tier 1 leverage capital ratio	5.00%	4.00%	8.89%	8.91%

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

The following table sets forth our off-balance sheet lending commitments as of June 30, 2022:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$995,795	$402,558	$410,901	$27,166	$155,170
Standby letters of credit	16,484	7,076	7,662	1,470	276
Total off-balance sheet commitments	$1,012,279	$409,634	$418,563	$28,636	$155,446

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

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at June 30, 2022:

	June 30, 2022
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$796,368	$796,368	$-	$796,368	$1,169,949
Federal Reserve BIC	656,756	656,756	-	656,756	869,376
FHLB Fed Funds	18,000	18,000	-	18,000	-
US Bank Fed Funds	35,000	35,000	-	35,000	-
MUFG Union Bank Fed Funds	15,000	15,000	-	15,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
Total additional liquidity sources	$1,571,124	$1,571,124	$-	$1,571,124	$2,039,325

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the foreseeable future. As of June 30, 2022, we had $1.3 billion in cash and unencumbered investment securities; $2.5 million in investment securities and $2.0 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

Our primary investing activities are the origination of loans and purchases and sales of investment securities. As of June 30, 2022, we had outstanding loan commitments of $996 million and outstanding letters of credit of $16.5 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. At June 30, 2022 and 2021, deposits increased $151 million and $352 million compared to December 31, 2021 and 2020, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2022 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 15, 2021, the Board of Directors reauthorized the Company’s share repurchase program for up to $20.0 million of the Company’s common stock (“Repurchase Plan”), representing approximately 4% of outstanding shareholders’ equity.  Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During the first half of 2022 the Company repurchased 12,456 shares under the Repurchase Plan, for a total of $11.845 million.  All of these shares were purchased at prices ranging from $925.00 to $966.00 per share, based upon the then current price on the OTCQX.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2022	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)