Form 10-Q
period 2022-09-30
FARMERS & MERCHANTS BANCORP
filed 2022-11-07
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 31, 2022, the registrant had 769,357 shares of common stock $0.01 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$82,932	$52,499
Interest bearing deposits with banks	799,951	662,961
Total cash and cash equivalents	882,883	715,460
Securities available-for-sale, at fair value	177,454	270,454
Securities held-to-maturity, fair value $690,922 and $725,841, respectively	852,665	737,052
Allowance for credit losses	(393)	-
Total investment securities	1,029,726	1,007,506
Non-marketable securities	15,549	15,549
Loans and leases held for investment	3,323,862	3,237,177
Allowance for credit losses	(63,617)	(61,007)
Loans held for investment, net	3,260,245	3,176,170
Bank-owned life insurance	72,566	71,411
Premises and equipment, net	49,183	47,730
Deferred income tax assets	34,411	25,542
Accrued interest receivable	20,069	18,098
Goodwill	11,183	11,183
Other intangibles	2,957	3,402
Other real estate owned	873	873
Other assets	87,136	84,796
TOTAL ASSETS	$5,466,781	$5,177,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,802,623	$1,750,330
Interest bearing:
Demand	1,158,588	1,097,337
Savings and money market	1,587,662	1,400,000
Certificates of deposit	360,384	392,485
Total interest bearing	3,106,634	2,889,822
Total deposits	4,909,257	4,640,152
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	79,036	64,122
TOTAL LIABILITIES	4,998,603	4,714,584

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 770,822 and 789,646 outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	59,611	77,516
Retained earnings	436,258	387,331
Accumulated other comprehensive (loss) / income, net of taxes	(27,699)	(1,719)
TOTAL SHAREHOLDERS’ EQUITY	468,178	463,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,466,781	$5,177,720

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$41,868	$36,088	$117,871	$109,839
Interest and dividends on investments	5,686	3,925	16,697	12,664
Interest on deposits with others	4,159	328	5,934	595
Total interest income	51,713	40,341	140,502	123,098
Interest expense
Deposits	1,122	929	2,798	3,200
Subordinated debentures	134	78	319	236
Total interest expense	1,256	1,007	3,117	3,436
Net interest income	50,457	39,334	137,385	119,662
Provision for credit losses	1,500	-	3,000	1,250
Net interest income after provision for credit losses	48,957	39,334	134,385	118,412
Non-interest income
Card processing	1,791	1,788	5,375	5,173
Service charges on deposit accounts	638	808	2,318	2,125
Increase in cash surrender value of BOLI	566	549	1,668	1,616
Net (loss)/gain on sale of investment securities available-for-sale	(2,987)	-	(2,985)	2,554
Net gain/(loss) on deferred compensation benefits	352	615	(227)	1,828
Other	1,199	857	3,234	2,996
Total non-interest income	1,559	4,617	9,383	16,292
Non-interest expense
Salaries and employee benefits	15,994	14,453	49,181	47,375
Net gain/(loss) on deferred compensation benefits	352	615	(227)	1,828
Occupancy	1,196	1,145	3,500	3,554
Data Processing	1,250	1,251	3,698	3,688
FDIC insurance	366	317	1,076	902
Marketing	303	63	959	669
Legal	49	85	733	485
Other	4,865	2,656	12,274	9,231
Total non-interest expense	24,375	20,585	71,194	67,732
INCOME BEFORE INCOME TAXES	26,141	23,366	72,574	66,972
Income tax expense	6,605	5,864	17,537	16,604
NET INCOME	$19,536	$17,502	$55,037	$50,368

Earnings per common share:
Basic	$25.20	$22.16	$70.47	$63.79
Diluted	$25.20	$22.16	$70.47	$63.79

Weighted average number of common shares
Basic	775,109	789,646	780,988	789,646
Diluted	775,109	789,646	780,988	789,646

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$19,536	$17,502	$55,037	$50,368
Other comprehensive income
Unrealized holding (losses)/gains on securities available-for-sale	(12,378)	(2,237)	(39,677)	(16,846)
Reclassification adjustment for (gains)/losses on available-for-sale securities	2,987	-	2,985	(2,554)
Amortization of unrealized loss on securities transferred to held-to-maturity	(52)	(135)	(193)	(373)
Net unrealized holding (losses)/gains on securities available-for-sale	(9,443)	(2,372)	(36,885)	(19,773)
Income tax benefit/(expense)	2,792	702	10,905	5,846
Other comprehensive (loss)/income, net of tax	(6,651)	(1,670)	(25,980)	(13,927)
Total comprehensive income	$12,885	$15,832	$29,057	$36,441

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2022 and 2021

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of July 1, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353
Net income	-	-	-	19,536	-	19,536
Other comprehensive loss, net of tax	-	-	-	-	(6,651)	(6,651)
Repurchase of common stock	(6,368)	-	(6,060)	-	-	(6,060)
Balance as of September 30, 2022	770,822	$8	$59,611	$436,258	$(27,699)	$468,178

Balance as of July 1, 2021	789,646	$8	$77,516	$360,021	$814	$438,359
Net income	-	-	-	17,502	-	17,502
Other comprehensive loss, net of tax	-	-	-	-	(1,670)	(1,670)
Balance as of September 30, 2021	789,646	$8	$77,516	$377,523	$(856)	$454,191

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2022	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	55,037	-	55,037
Other comprehensive loss, net of tax	-	-	-	-	(25,980)	(25,980)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(18,824)	-	(17,905)	-	-	(17,905)
Balance as of September 30, 2022	770,822	$8	$59,611	$436,258	$(27,699)	$468,178

Balance as of January 1, 2021	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	50,368	-	50,368
Other comprehensive loss, net of tax	-	-	-	-	(13,927)	(13,927)
Cash dividends declared ($7.50 per share)	-	-	-	(5,922)	-	(5,922)
Cash dividends returned	-	-	-	7	-	7
Balance as of September 30, 2021	789,646	$8	$77,516	$377,523	$(856)	$454,191

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$55,037	$50,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	1,250
Depreciation and amortization	1,849	1,971
Net amortization of securities premiums and discounts	341	1,133
Increase in cash surrender value of BOLI	(1,666)	(1,616)
Decrease /(increase) in deferred income taxes, net	2,356	(456)
Loss/(gains) on sale of securities available-for-sale	2,985	(2,554)
Net changes in:
Other assets	(2,362)	(8,772)
Other liabilities	18,134	10,738
Net cash provided by operating activities	79,674	52,062
Cash flows from investing activities:
Net change in loans held for investment	(86,401)	(39,956)
Purchase of available-for-sale securities	(10,135)	(257,228)
Purchase of held-to-maturity securities	(168,634)	(194,332)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	62,979	397,454
Proceeds from maturities, calls and pay downs of held-to-maturity securities	52,884	29,042
Purchase of premises and equipment	(3,318)	(1,001)
Purchase of other investments	(5,300)	(4,516)
Redemption of other investments	-	2,556
Proceeds from bank-owned life insurance	511	-
Proceeds from sale of assets	73	635
Net cash used in investing activities	(157,341)	(67,346)
Cash flows from financing activities:
Net increase in deposits	269,105	508,127
Cash dividends paid	(6,110)	(5,915)
Net cash used in share repurchase of common stock	(17,905)	-
Net provided by financing activities	245,090	502,212
Net change in cash and cash equivalents	167,423	486,928
Cash and cash equivalents, beginning of period	715,460	383,837
Cash and cash equivalents, end of period	$882,883	$870,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,832	$4,369
Income taxes paid	$11,451	$22,530

Supplemental disclosures of non-cash transactions:
Investment securities available-for-sale transferred to held-to-maturity	$-	$316,925
Lease Liabilities Arising from Obtaining Right-of-Use Assets	$-	$302

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Farmers & Merchants Bancorp (“FMCB” or “Bancorp”), a bank holding company incorporated in the State of Delaware and its wholly owned subsidiary, Farmers & Merchants Bank of Central California (“FMB” or “Bank”) collectively (the “Company”).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. Certain reclassifications have been made to the 2021 Consolidated Financial Statements and/or schedules to conform to the 2022 presentation. All significant intercompany transactions and balances have been eliminated.

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

In June 2022, the FASB issued guidance within ASU 2022-03, Fair Value Measurement of Equity Securities Subject to contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.

The amendments in this ASU are effective for fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The adoption of this ASU is not expected to have material impact on the Company’s Consolidated Financial Statements.

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

The implementation of CECL did not result in any material change in the calculation of the Company’s December 31, 2021 Allowance for Credit Losses, therefore, no adjustment to Shareholders’ Equity was made as of January 1, 2022.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued

Subsequent events — The Company has evaluated events occurring subsequent to September 30, 2022 for disclosure in the consolidated financial statements.

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

While the effects of COVID-19 might still have an adverse future impact on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at the current time.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of September 30, 2022
U.S. Treasury notes	$4,979	$-	$38	$4,941
U.S. Government-sponsored securities	4,695	27	24	4,698
Mortgage-backed securities (1)	194,600	16	38,163	156,453
Collateralized mortgage obligations (1)	1,499	-	41	1,458
Corporate securities	10,046	-	452	9,594
Other	310	-	-	310
Total available-for-sale securities	$216,129	$43	$38,718	$177,454

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

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of September 30, 2022
Municipal securities	$60,827	$-	$735	$60,092	$393
Mortgage-backed securities (1)	709,541	-	145,836	563,705	-
Collateralized mortgage obligations (1)	82,297	-	15,172	67,125	-
Total held-to-maturity securities	$852,665	$-	$161,743	$690,922	$393

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of December 31, 2021
Municipal securities	$66,496	$701	$-	$67,197	$-
Mortgage-backed securities(1)	596,775	45	11,764	585,056	-
Collateralized mortgage obligations(1)	73,781	36	229	73,588	-
Total held-to-maturity securities	$737,052	$782	$11,993	$725,841	$-

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

As of September 30, 2022, the Company held 200 available-for-sale investment securities of which 86 were in an unrealized loss position for less than twelve months and 77 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Management evaluates the available-for-sale investment securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities.

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

Available-for-Sale Securities			As of September 30, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2022
U.S. Treasury notes	$4,941	$38	$-	$-	$4,941	$38
U.S. Government-sponsored securities	128	1	1,409	23	1,537	24
Mortgage-backed securities (1)	37,141	1,928	117,680	36,235	154,821	38,163
Collateralized mortgage obligations (1)	1,458	41	-	-	1,458	41
Corporate securities	9,594	452	-	-	9,594	452
Total available-for-sale securities	$53,262	$2,460	$119,089	$36,258	$172,351	$38,718

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 3—Investment Securities—Continued

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type for the nine months ended September 30, 2022.

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$-	$-	$-	$-
Provision for credit losses	393	-	-	393
Ending Balance	$393	$-	$-	$393

Management measures expected credit losses on held-to-maturity (“HTM”) debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio.

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

Obligations of states and political subdivisions. The Company’s bank-qualified municipal bond portfolio is comprised of two different segments: (1) publicly issued debt of $18.4 million purchased on the open market, all rated at either the issue or issuer level and all of these ratings are “investment grade”; and (2) municipal debt of $42.4 million purchased directly from the Bank’s customers, all of which is monitored through quarterly or annual financial reviews of the issuer. The Company monitors the status of all municipal investments in the portfolio and at the current time does not believe any of them to be exhibiting financial problems that could result in a loss in any individual security.

The Company does not intend to sell the held-to-maturity investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)

Note 3—Investment Securities—Continued

The amortized cost and estimated fair values of investment securities at September 30, 2022 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,312	$5,274	$883	$883
After one year through five years	21,418	20,600	7,484	7,324
After five years through ten years	25,492	23,196	28,907	26,852
After ten years	163,907	128,384	815,391	655,863
Total	$216,129	$177,454	$852,665	$690,922

The Company monitors the credit quality of those available-for-sale and held-to-maturity debt securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the fair value of available-for-sale and amortized cost of held-to-maturity debt securities by credit rating at September 30, 2022:

	Available-for-Sale			Held-to-Maturity
	Fair Value			Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	AAA/AA/A	BBB/BB/B	Not Rated
September 30, 2022

Breakdown by Category:
U.S. Treasury notes	$4,941	$-	$-	$-	$-	$-
U.S. Government-sponsored securities	-	-	4,698	-	-	-
Mortgage-backed securities (1)	-	-	156,453	-	-	709,541
Collateralized mortgage obligations (1)	-	-	1,458	-	-	82,297
Municipal securities	-	-	-	18,025	386	42,416
Corporate securities	4,795	4,799	-	-	-	-
Other	-	-	310	-	-	-
Total Investment Grade	$9,736	$4,799	$162,919	$18,025	$386	$834,254

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. government.

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Nine months ended September 30, 2022	$31,394	$2	$2,987
Nine months ended September 30, 2021	$301,320	$5,570	$3,016

Pledged Securities
As of September 30, 2022, securities carried at $493.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $426 million at December 31, 2021.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Loans and leases held for investment, net
Real estate:
Commercial	$1,246,805	$1,167,516
Agricultural	722,448	672,830
Residential and home equity	377,249	350,581
Construction	169,624	177,163
Total real estate	2,516,126	2,368,090
Commercial & industrial	454,185	427,799
Agricultural	260,296	276,684
Commercial leases	94,089	96,971
Consumer and other(1)	7,776	78,367
Total gross loans and leases	3,332,472	3,247,911
Unearned income	(8,610)	(10,734)
Total net loans and leases	3,323,862	3,237,177
Allowance for credit losses	(63,617)	(61,007)
Total loans and leases held for investment, net	$3,260,245	$3,176,170

(1) Includes SBA PPP loans.

Paycheck Protection Program (“PPP”)—Under the CARES Act and H.R. 133 (see “Note 2 – Risks and Uncertainties”) the Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans are made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $494.4 million of loans for 2,680 small business customers. PPP loans outstanding were $1.8 million and $70.8 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.2 billion and $890.6 million, respectively. The borrowing capacity on these loans was $766 million from FHLB and $657 million from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due for the periods indicated:

	September 30, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,238,110	$170	$-	$411	$581	$1,238,691
Agricultural	722,448	-	-	-	-	722,448
Residential and home equity	377,224	25	-	-	25	377,249
Construction	169,624	-	-	-	-	169,624
Total real estate	2,507,406	195	-	411	606	2,508,012
Commercial & industrial	454,185	-	-	-	-	454,185
Agricultural	260,296	-	-	-	-	260,296
Commercial leases	93,593	-	-	-	-	93,593
Consumer and other	7,766	10	-	-	10	7,776
Total loans and leases, net	$3,323,246	$205	$-	$411	$616	$3,323,862

	December 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,156,879	$459	$-	$-	$459	$1,157,338
Agricultural	672,812	-	-	18	18	672,830
Residential and home equity	350,492	89	-	-	89	350,581
Construction	177,163	-	-	-	-	177,163
Total real estate	2,357,346	548	-	18	566	2,357,912
Commercial & industrial	427,799	-	-	-	-	427,799
Agricultural	276,186	-	-	498	498	276,684
Commercial leases	96,415	-	-	-	-	96,415
Consumer and other	78,363	4	-	-	4	78,367
Total loans and leases, net	$3,236,109	$552	$-	$516	$1,068	$3,237,177

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

Non-accrual loans are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans and leases:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$411	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	-	-
Total real estate	411	18
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	411	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-accrual loans and leases	$411	$516

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial	$-	$41
Agricultural	-	-
Residential and home equity	1,319	1,522
Construction	-	-
Total real estate	1,319	1,563
Commercial & industrial	6	260
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	1
Subtotal	1,325	1,824
Non-accruing TDR loans and leases
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total TDR loans and leases	$1,325	$2,322

The below table summarize TDRs outstanding as of September 30, 2022, by year of occurrence:

	September 30, 2022
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non- Accruing TDR	$ of Non- Accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2022	-	$-	-	$-	-	$-
2021	-	-	-	-	-	-
2020	4	260	-	-	4	260
2019	-	-	-	-	-	-
Prior	8	1,065	-	-	8	1,065
Total	12	$1,325	-	$-	12	$1,325

The Company did not enter into any troubled debt restructuring with borrowers during the nine months ended September 30, 2022 and 2021, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,229,837	$7,320	$1,534	$-	$1,238,691	$16,540
Agricultural	705,404	10,891	6,153	-	722,448	16,560
Residential and home equity	377,021	-	228	-	377,249	6,865
Construction	169,624	-	-	-	169,624	2,995
Total real estate	2,481,886	18,211	7,915	-	2,508,012	42,960
Commercial & industrial	453,832	70	283	-	454,185	10,392
Agricultural	253,554	6,726	16	-	260,296	8,523
Commercial leases	93,493	100	-	-	93,593	1,588
Consumer and other	7,583	-	193	-	7,776	154
Total loans and leases, net	$3,290,348	$25,107	$8,407	$-	$3,323,862	$63,617

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,142,175	$6,903	$8,260	$-	$1,157,338	$28,536
Agricultural	663,157	3,292	6,381	-	672,830	9,613
Residential and home equity	350,148	-	433	-	350,581	2,847
Construction	177,163	-	-	-	177,163	1,456
Total real estate	2,332,643	10,195	15,074	-	2,357,912	42,452
Commercial & industrial	417,806	9,321	672	-	427,799	11,489
Agricultural	275,206	958	520	-	276,684	5,465
Commercial leases	96,415	-	-	-	96,415	938
Consumer and other	78,181	-	186	-	78,367	663
Total loans and leases, net	$3,200,251	$20,474	$16,452	$-	$3,237,177	$61,007

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as of September 30, 2022:

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$140,036	$236,947	$153,480	$72,167	$86,063	$227,146	$313,998	$1,229,837
Special mention	-	-	-	-	3,844	-	3,476	7,320
Substandard	-	-	-	-	-	1,534	-	1,534
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$140,036	$236,947	$153,480	$72,167	$89,907	$228,680	$317,474	$1,238,691
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$54,480	$43,117	$56,965	$15,297	$51,194	$151,470	$332,881	$705,404
Special mention	-	-	-	2,636	-	-	8,255	10,891
Substandard	-	-	-	-	119	6,034	-	6,153
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$54,480	$43,117	$56,965	$17,933	$51,313	$157,504	$341,136	$722,448
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$51,888	$97,973	$88,214	$14,851	$6,910	$78,458	$38,727	$377,021
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	144	84	228
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$51,888	$97,973	$88,214	$14,851	$6,910	$78,602	$38,811	$377,249
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$-	$-	$1,575	$-	$62	$167,987	$169,624
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$1,575	$-	$62	$167,987	$169,624
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$246,404	$378,037	$298,659	$106,526	$148,130	$464,848	$865,408	$2,508,012

Commercial & industrial
Pass	$24,852	$41,476	$13,975	$10,646	$8,774	$6,386	$347,723	$453,832
Special mention	-	69	-	-	-	1	-	70
Substandard	-	-	-	-	6	6	271	283
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$24,852	$41,545	$13,975	$10,646	$8,780	$6,393	$347,994	$454,185
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$246	$78	$-	$-	$324

Agricultural
Pass	$4,387	$3,789	$1,082	$1,617	$731	$2,211	$239,737	$253,554
Special mention	-	-	-	-	-	7	6,719	6,726
Substandard	-	-	-	13	3	-	-	16
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$4,387	$3,789	$1,082	$1,630	$734	$2,218	$246,456	$260,296
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$11,541	$16,541	$13,664	$7,643	$21,387	$22,717	$-	$93,493
Special mention	-	-	-	100	-	-	-	100
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$11,541	$16,541	$13,664	$7,743	$21,387	$22,717	$-	$93,593
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$965	$2,463	$359	$235	$386	$2,481	$694	$7,583
Special mention	-	-	-	-	-	-	-	-
Substandard	193	-	-	-	-	-	-	193
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$1,158	$2,463	$359	$235	$386	$2,481	$694	$7,776
Consumer and other
Current-period gross charge-offs	$25	$5	$4	$1	$3	$-	$-	$38

Total net loans and leases	$288,342	$442,375	$327,739	$126,780	$179,417	$498,657	$1,460,552	$3,323,862

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following tables provide amortized cost basis for collateral dependent loans as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,124	$-	$1,124
Agricultural	11,944	-	11,944
Residential and home equity	2,002	-	2,002
Construction	-	-	-
Total Real estate	15,070	-	15,070
Commercial & industrial	-	-	-
Agricultural	-	16	16
Commercial leases	-	-	-
Consumer and other	-	161	161
Total gross loans and leases	$15,070	$177	$15,247

	December 31, 2021
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$5	$-	$5
Agricultural	5,587	-	5,587
Residential and home equity	330	-	330
Construction	-	-	-
Total Real estate	5,922	-	5,922
Commercial & industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	173	173
Total gross loans and leases	$5,922	$173	$6,095

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

Changes in the allowance for credit losses are as follows:

	For the three Months Ended September 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Beginning balance	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080
Provision / (recapture) for credit losses	(1,616)	119	(15)	3,063	(57)	5	1,499
Charge-offs	-	-	-	(48)	-	(20)	(68)
Recoveries	-	-	6	92	-	8	106
Net (charge-offs) / recoveries	-	-	6	44	-	(12)	38
Ending balance	$33,100	$2,995	$6,865	$18,915	$1,588	$154	$63,617

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Beginning balance	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	-	-	-	-	-	-	-
Provision / (recapture) for credit losses	(5,049)	1,539	3,893	2,058	650	(485)	2,606
Charge-offs	-	-	-	(324)	-	(38)	(362)
Recoveries	-	-	125	227	-	14	366
Net (charge-offs) / recoveries	-	-	125	(97)	-	(24)	4
Ending balance	$33,100	$2,995	$6,865	$18,915	$1,588	$154	$63,617

Note 5—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$208,242	$223,620
Certificates of deposit greater than $250,000	152,142	168,865
Total certificates of deposit	$360,384	$392,485

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2022	$107,966
2023	224,552
2024	22,362
2025	2,783
2026 and beyond	2,721
Total certificates of deposit	$360,384

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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	September 30, 2022
	Actual		Minimum to be Categorized as “Adequately Capitalized”		Minimum to be Categorized as “Well Capitalized”
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$482,053	11.82%	$183,537	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	492,053	12.06%	244,716	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	543,218	13.32%	326,288	8.00%	N/A	N/A
Tier 1 leverage capital ratio	492,053	9.12%	215,702	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$491,237	12.04%	$183,531	4.50%	$265,101	6.50%
Tier 1 capital to risk-weighted assets	491,237	12.04%	244,708	6.00%	326,278	8.00%
Risk-based capital to risk-weighted assets	542,400	13.30%	326,278	8.00%	407,847	10.00%
Tier 1 leverage capital ratio	491,237	9.12%	215,498	4.00%	269,372	5.00%

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator
Net income	$19,536	$17,502

Denominator
Weighted average number of common shares outstanding	775,109	789,646
Weighted average number of dilutive shares outstanding	775,109	789,646

Basic earnings per common share	$25.20	$22.16
Diluted earnings per common share	$25.20	$22.16

	Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator
Net income	$55,037	$50,368

Denominator
Weighted average number of common shares outstanding	780,988	789,646
Weighted average number of dilutive shares outstanding	780,988	789,646

Basic earnings per common share	$70.47	$63.79
Diluted earnings per common share	$70.47	$63.79

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

During the first nine months of 2022 the Company repurchased 18,824 shares under the Repurchase Plan, for a total of $17.9 million.

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

September 30, 2022		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$882,883	$882,883	$-	$-	$882,883
Investment securities available-for-sale	177,454	4,941	172,513	-	177,454
Investment securities held-to-maturity	852,272	-	663,285	42,416	705,701
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,260,245	-	-	3,203,611	3,203,611
Bank-owned life insurance	72,566	72,566	-	-	72,566

Financial Liabilities:
Total deposits	$4,909,257	$-	$4,548,873	$352,319	$4,901,192
Subordinated debentures	10,310	-	9,707	-	9,707

December 31, 2021		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$715,460	$715,460	$-	$-	$715,460
Investment securities available-for-sale	270,454	10,214	260,240	-	270,454
Investment securities held-to-maturity	737,052	-	681,588	44,446	726,034
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,170	-	-	3,179,857	3,179,857
Bank-owned life insurance	71,411	71,411	-	-	71,411

Financial Liabilities:
Total deposits	$4,640,152	$-	$4,247,666	$391,732	$4,639,398
Subordinated debentures	10,310	-	6,890	-	6,890

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

September 30, 2022		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$4,941	$4,941	$-	$-	$4,941
U.S. Government-sponsored securities	4,698	-	4,698	-	4,698
Mortgage-backed securities	156,453	-	156,453	-	156,453
Collateralized mortgage obligations	1,458	-	1,458	-	1,458
Corporate securities	9,594	-	9,594	-	9,594
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Other real estate	$873	$-	$-	$873	$873

December 31, 2021		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Investment securities available-for-sale
U.S. Treasury notes	$10,089	$10,089	$-	$-	$10,089
U.S. Government-sponsored securities	6,374	-	6,374	-	6,374
Mortgage-backed securities	251,120	-	251,120	-	251,120
Collateralized mortgage obligations	2,436	-	2,436	-	2,436
Other	435	125	310	-	435

Fair valued on a non-recurring basis:
Individually evaluated loans	$2,562	$-	$-	$2,562	$2,562
Other real estate	873	-	-	873	873

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit, including unsecured commitments of $20,552 and $21,036 as of September 30, 2022 and December 31, 2021, respectively	$1,128,340	$937,009
Stand-by letters of credit, including unsecured commitments of $7,352 and $9,091 as of September 30, 2022 and December 31, 2021, respectively	16,629	17,880
Performance guarantees under interest rate swap contracts entered into with our clients and third-parties	-	1,433

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

The Company’s outstanding common stock as of September 30, 2022, consisted of 770,822 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding. The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The primary source of funding for the Company’s asset growth has been the generation of core deposits, which the Company raises through its existing branch locations, newly opened branch locations, or through acquisitions. Recent loan growth is the result of organic growth generated by the Company’s seasoned relationship managers and supporting associates who provide outstanding service and responsiveness to the Company’s clients.

The Company’s results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans, investment securities and short-term investments, and the interest the Company pays on interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The Company measures its performance by calculating the net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company also measures its performance by the efficiency ratio, which is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

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

Management evaluates macro and micro economic information as well as internal trends in credit performance on the Company’s loan portfolio to determine where they believe it is in an economic credit cycle. Depending upon estimations of what point in the credit cycle the current economy may exist, management adjust, on a quantitative basis, historical loss rates either upwards or downwards from the mean. If Management believes we are nearing the end on a credit cycle, the Company may adjust historical losses in increments higher from the mean (e.g. one standard deviation from the mean). If the Company believes that we are in the recovery stage of a credit cycle, it may adjust historical losses downwards from the mean. Management understands that historical credit losses may not exactly follow a normal bell-shaped curve, but that the approach provides consistency across all loan segments as well as a measured probability of credit loss coverage.

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

Allowance for Credit Losses – Securities — Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio.

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

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at September 30, 2022 and December 31, 2021 and results of operations during the three and nine months ended September 30, 2022 and 2021, respectively. Information related to the comparison of the results of operations for the three years ended December 31, 2021, 2020, and 2019 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

	For the Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$718,794	$4,159	2.30%	$856,159	$328	0.15%
Securities:(1)
Taxable securities	1,063,166	5,091	1.92%	786,983	3,282	1.67%
Non-taxable securities(2)	47,005	386	3.28%	49,616	399	3.22%
Total investment securities	1,110,171	5,477	1.96%	836,599	3,681	1.76%
Loans:(3)
Real estate:
Commercial	1,224,689	15,179	4.92%	1,046,626	11,255	4.27%
Agricultural	715,286	9,243	5.13%	640,330	8,301	5.14%
Residential and home equity	375,699	3,836	4.05%	338,520	3,858	4.52%
Construction	164,664	2,468	5.95%	175,906	2,300	5.19%
Total real estate	2,480,338	30,726	4.91%	2,201,382	25,714	4.63%
Commercial & industrial	438,761	5,770	5.22%	374,162	4,111	4.36%
Agricultural	259,345	3,607	5.52%	236,071	2,637	4.43%
Commercial leases	93,051	1,365	5.82%	96,690	1,363	5.59%
Consumer and other	8,929	400	17.77%	155,182	2,263	5.79%
Total loans and leases	3,280,424	41,868	5.06%	3,063,487	36,088	4.67%
Non-marketable securities	15,549	209	5.33%	15,549	244	6.23%
Total interest earning assets	5,124,938	51,713	4.00%	4,771,794	40,341	3.35%
Allowance for credit losses	(63,107)			(60,268)
Non-interest earning assets	318,078			324,057
Total average assets	$5,379,909			$5,035,583

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,101,830	445	0.16%	$1,068,707	293	0.11%
Savings and money market accounts	1,588,234	476	0.12%	1,385,430	346	0.10%
Certificates of deposit greater than $250,000	156,110	96	0.24%	168,714	143	0.34%
Certificates of deposit less than $250,000	212,036	105	0.20%	230,532	147	0.25%
Total interest bearing deposits	3,058,210	1,122	0.15%	2,853,383	929	0.13%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	134	5.16%	10,310	78	3.00%
Total interest bearing liabilities	3,068,520	1,256	0.16%	2,863,693	1,007	0.14%
Non-interest bearing deposits	1,764,266			1,655,738
Total funding	4,832,786	1,256	0.10%	4,519,431	1,007	0.09%
Other non-interest bearing liabilities	77,389			68,564
Shareholders' equity	469,734			447,588
Total average liabilities and shareholders' equity	$5,379,909			$5,035,583

Net interest income		$50,457			$39,334
Interest rate spread			3.84%			3.21%
Net interest margin(4)			3.95%			3.26%

(1)Excludes average unrealized (losses) gains of ($28.5) million and $2 million for the three months ended September 30, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $102,000 and $104,000 for the three months ended September 30, 2022, and 2021, respectively.
(3)Loan interest income includes loan fees of $2.6 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$720,692	$5,934	1.10%	$620,757	$595	0.13%
Securities:(1)
Taxable securities	1,058,859	14,786	1.86%	819,747	10,780	1.75%
Non-taxable securities(2)	48,436	1,179	3.25%	52,816	1,238	3.13%
Total investment securities	1,107,295	15,965	1.92%	872,563	12,018	1.84%
Loans:(3)
Real estate:
Commercial	1,178,731	41,986	4.76%	1,005,970	36,602	4.86%
Agricultural	699,205	25,545	4.88%	633,874	22,884	4.83%
Residential and home equity	365,062	10,728	3.93%	337,307	10,191	4.04%
Construction	187,181	7,075	5.05%	186,337	6,447	4.63%
Total real estate	2,430,179	85,334	4.69%	2,163,488	76,124	4.70%
Commercial & industrial	434,217	15,460	4.76%	365,744	12,567	4.59%
Agricultural	257,555	9,350	4.85%	229,862	7,758	4.51%
Commercial leases	92,914	4,158	5.98%	100,347	4,135	5.51%
Consumer and other	27,330	3,569	17.46%	203,683	9,255	6.08%
Total loans and leases	3,242,195	117,871	4.86%	3,063,124	109,839	4.79%
Non-marketable securities	15,549	732	6.29%	14,451	646	5.98%
Total interest earning assets	5,085,731	140,502	3.69%	4,570,895	123,098	3.60%
Allowance for credit losses	(61,864)			(59,971)
Non-interest earning assets	314,520			315,582
Total average assets	$5,338,387			$4,826,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,111,513	1,023	0.12%	$1,002,267	869	0.12%
Savings and money market accounts	1,550,334	1,179	0.10%	1,336,826	1,136	0.11%
Certificates of deposit greater than $250,000	163,148	299	0.25%	169,545	587	0.46%
Certificates of deposit less than $250,000	218,302	297	0.18%	239,185	608	0.34%
Total interest bearing deposits	3,043,297	2,798	0.12%	2,747,823	3,200	0.16%
Short-term borrowings	1	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	319	4.14%	10,310	236	3.06%
Total interest bearing liabilities	3,053,608	3,117	0.14%	2,758,133	3,436	0.17%
Non-interest bearing deposits	1,740,859			1,567,089
Total funding	4,794,467	3,117	0.09%	4,325,222	3,436	0.11%
Other non-interest bearing liabilities	77,953			64,439
Shareholders' equity	465,967			436,845
Total average liabilities and shareholders' equity	$5,338,387			$4,826,506

Net interest income		$137,385			$119,662
Interest rate spread			3.56%			3.43%
Net interest margin(4)			3.61%			3.50%

(1)Excludes average unrealized (losses) gains of ($20.1) million and $5.4 million for the nine months ended September 30, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $312,000 and $324,000 for the nine months ended September 30, 2022, and 2021, respectively.
(3)Loan interest income includes loan fees of $9.8 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Third Quarter 2022 vs. Third Quarter 2021
Interest-bearing deposits with banks and Federal Reserve balances consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 2.30% and 0.15% during the third quarter of 2022 and 2021, respectively. Average interest-bearing deposits with banks were $719 million and $856 million for the quarter ended September 30, 2022 and 2021, respectively. Interest income on interest-bearing deposits with banks was $4.2 million and $0.3 million for the quarter ended September 30, 2022 and 2021, respectively.

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

Total investment securities averaged $1.1 billion and $836.6 million for the quarter ended September 30, 2022 and 2021, respectively. Total interest income on investments was $5.5 million and $3.7 million for the quarter ended September 30, 2022 and 2021, respectively. The average yield on total investment securities was 1.96% and 1.76% for the quarter ended September 30, 2022 and 2021, respectively. See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Loans and leases held for investment averaged $3.3 billion and $3.1 billion for the quarter ended September 30, 2022 and 2021, respectively. Total interest income on loans was $41.9 million and $36.1 million for the quarter ended September 30, 2022 and 2021, respectively. The average yield on the loan & lease portfolio was 5.06% and 4.67% for the quarter ended September 30, 2022 and 2021, respectively. The Company continues to experience aggressive competitor pricing for loans and leases to which it may need to respond in order to retain key customers. This could continue to place negative pressure on future loan & lease yields and net interest margin.

Interest-bearing liabilities averaged $3.1 billion and $2.9 billion for the quarter ended September 30, 2022 and 2021, respectively. Total interest expense on interest-bearing deposits was $1.1 million, $.9 million for the quarter ended September 30, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.15% and 0.13% for the quarter ended September 30, 2022 and 2021, respectively. As a result of recent increases in short-term market interest rates, the Company is experiencing more aggressive competitor rates on interest bearing deposits, which it may need to meet in order to retain key customers.  This could place negative pressure on future deposit rates and net interest margin.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 1.10% and 0.13% for the first nine months ended September 30, 2022 and 2021, respectively. Average interest-bearing deposits were $721 million and $621 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income on interest-bearing deposits with banks was $5.9 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Average total investment securities were $1.1 billion and $873 million for the nine months ended September 30, 2022 and 2021, respectively. Total interest income on investments was $16.0 million and $12.0 million for the nine months ended September 30, 2022 and 2021, respectively. The average yield on total investment securities were 1.92% and 1.84% for the nine months ended September 30, 2022 and 2021, respectively. See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Average loans and leases held for investment were $3.2 billion and $3.1 billion for the nine months ended September 30, 2022 and 2021, respectively. Total interest income on loans was $117.9 million and $109.8 million for the nine months ended September 30, 2022 and 2021, respectively. The average yield on the loan & lease portfolio was 4.86% and 4.79% for the nine months ended September 30, 2022 and 2021, respectively.

Average interest-bearing liabilities were $3.1 billion and $2.8 billion for the nine months ended September 30, 2022 and 2021, respectively. Total interest expense on interest-bearing deposits was $2.8 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.14% and 0.17% for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30, 2022 compared with 2021			Nine Months Ended September 30, 2022 compared with 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(370)	$4,201	$3,831	$111	$5,228	$5,339
Securities:
Taxable securities	1,272	537	1,809	3,305	701	4,006
Non-taxable securities	(57)	44	(13)	(127)	68	(59)
Total securities	1,214	582	1,796	3,178	769	3,947
Loans:
Real estate:
Commercial	2,069	1,855	3,924	6,630	(1,246)	5,384
Agricultural	1,122	(180)	942	2,384	277	2,661
Residential and home equity	1,625	(1,647)	(22)	962	(425)	537
Construction	(761)	929	168	29	599	628
Total real estate	4,055	957	5,012	10,006	(796)	9,210
Commercial & industrial	775	884	1,659	2,424	469	2,893
Agricultural	278	692	970	978	614	1,592
Commercial leases	(210)	212	2	(429)	452	23
Consumer and other	(12,215)	10,352	(1,863)	(16,453)	10,767	(5,686)
Total loans	(7,316)	13,096	5,780	(3,474)	11,506	8,032
Non-marketable securities	0	(35)	(35)	51	35	86
Total interest income	(6,472)	17,844	11,372	(135)	17,539	17,404

Interest expense:
Interest bearing deposits:
Demand	9	143	152	98	56	154
Savings and money market accounts	55	75	130	218	(175)	43
Certificates of deposit greater than $250,000	(10)	(37)	(47)	(21)	(267)	(288)
Certificates of deposit less than $250,000	(11)	(31)	(42)	(49)	(262)	(311)
Total interest bearing deposits	43	150	193	246	(648)	(402)
Short-term borrowings	-	-	-	-	-	-
Subordinated debentures	-	56	56	-	83	83
Total interest expense	43	206	249	246	(565)	(319)
Net interest income	$(6,515)	$17,638	$11,123	$(381)	$18,104	$17,723

Net interest income increased by $17.7 million, or 14.81% to $137.4 million for the nine months ended September 30, 2022 compared to $119.7 million for the same period one year earlier. The increase in net interest income was driven primarily by increased interest rates.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Better / (Worse)	% Better / (Worse)	2022	2021	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$51,713	$40,341	$11,372	28.19%	$140,502	$123,098	$17,404	14.14%
Interest expense	1,256	1,007	(249)	(24.73%)	3,117	3,436	319	9.28%
Net interest income	50,457	39,334	11,123	28.28%	137,385	119,662	17,723	14.81%
Provision for credit losses	1,500	-	(1,500)	N/A	3,000	1,250	(1,750)	(140.00%)
Net interest income after provision for credit losses	48,957	39,334	9,623	24.46%	134,385	118,412	15,973	13.49%
Non-interest income	1,559	4,617	(3,058)	(66.23%)	9,383	16,292	(6,909)	(42.41%)
Non-interest expense	24,375	20,585	(3,790)	(18.41%)	71,194	67,732	(3,462)	(5.11%)
Income before income tax expense	26,141	23,366	2,775	11.88%	72,574	66,972	5,602	8.36%
Income tax expense	6,605	5,864	(741)	(12.64%)	17,537	16,604	(933)	(5.62%)
Net income	$19,536	$17,502	$2,034	11.62%	$55,037	$50,368	$4,669	9.27%

Net Income. For the three and nine months ended September 30, 2022, Farmers & Merchants Bancorp reported net income of $19.5 million and $55 million, earnings per share of $25.20 and $70.47 and return on average assets of 1.45% and 1.37%, respectively. Return on average shareholders’ equity was 16.64% and 15.75% for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, Farmers & Merchants Bancorp reported net income of $17.5 million and $50.4 million, earnings per share of $22.16 and $63.79 and return on average assets of 1.39% and 1.39%, respectively. Return on average shareholders’ equity was 15.64% and 15.37% for the three and nine months ended September 30, 2021.

Net Interest Income and Net Interest Margin. For the quarter ended September 30, 2022, net interest income increased $11.1 million, or 28.28%, to $50.5 million compared with $39.3 million for the same quarter a year earlier. The increase is the result of: (1) average interest earning assets increasing $353 million, or 7.40% to $5.1 billion compared with $4.8 billion for the same period a year earlier; and (2) the net interest margin increasing by 69 basis point to 3.95% for the quarter ended September 30, 2022, compared with 3.26% for the same period a year earlier.

Net interest income for the nine months ended September 30, 2022 increased by $17.7 million, or 14.81%, to $137.4 million, compared to $119.7 million at September 30, 2021. The increase in net interest income was primarily due to a $515 million increase in average earning assets and an 11 basis point increase in the net interest margin. For the nine months ended September 30, 2022, the Company’s net interest margin was 3.61% compared to 3.50% for the same period in 2021.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses over the life of the loan and HTM securities portfolios.

The Company made a $3.0 million provision for credit losses during the first nine months of 2022 compared to $1.3 million for the same period in 2021. Net recoveries during the first nine months of 2022 were $4,000 compared to net recoveries of $191,000 in the first nine months of 2021.

Non-interest Income. Non-interest income decreased $3.0 million, or 66.23%, to $1.6 million for the quarter ended September 30, 2022 compared with $4.6 million for the same period a year earlier. This decrease in non-interest income was primarily due to a $3.0 million loss on sale of investment securities and a $0.2 million decrease in service charges on deposit accounts.  Service charges on deposit accounts dropped because the Company eliminated NSF fees during the quarter ended September 30, 2022.

The Company recorded net gains on deferred compensation plan investments of $0.3 million for the quarter ended September 30, 2022 compared with net gains of $0.6 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income decreased $6.9 million, or 42.41%, to $9.4 million for the nine months ended September 30, 2022 compared with $16.3 million for the same period of 2021. The year-over-year decrease in non-interest income was primarily due to a $3.0 million loss on sale of investment securities during the third quarter of 2022, a $2.5 million reduction in gain on sale of investment securities recorded in the first quarter of 2021 and a $2.0 million decline in gains/(losses) on deferred compensation plan investments. These reductions were partially off-set by a $0.4 million increase in services charges and processing fees received on deposit accounts and an increase of $0.2 million in other non-interest income.

The Company recorded net losses on deferred compensation plan investments of $0.2 million for the nine months ended September 30, 2022 compared with net gains of $1.8 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense. Non-interest expense increased $3.8 million, or 18.41%, to $24.4 million for the quarter ended September 30, 2022 compared with $20.6 million for the same period a year ago. This increase was primarily comprised of: (1) a $1.5 million increase in salaries and employee benefits; (2) a $1.0 million increase in provision for unused commitments; (3) a $0.7 million increase in other miscellaneous expenses; (4) a $0.4 million increase in recruitment and relocation expenses; and (5) an increase of $0.2 in marketing expenses. These increases were partially off-set by a $0.3 million decline in gains/(losses) on deferred compensation plan investments.

The Company recorded net gains on deferred compensation plan investments of $0.3 million for the quarter ended September 30, 2022 compared with net gains of $0.6 million for the same respective period. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires gains/(losses) on deferred compensation plan investments to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense increased $3.5 million, or 5.11%, to $71.2 million for the nine months ended September 30, 2022 compared with $67.7 million for the same period a year ago. This increase was primarily comprised of: (1) a $1.8 million increase in salaries and employee benefits; (2) a $1.0 million increase in provision for unused commitments; (3) a $0.6 million increase in recruitment and relocation expenses; (4) a $0.4 million increase in professional fees; (5) a $0.5 million increase in marketing and legal expenses; and (6) a $0.7 million increase in other miscellaneous expenses. These increases were partially off-set by a $2.0 million decline in gains/(losses) on deferred compensation plan investments.

The Company recorded net losses on deferred compensation plan investments of $0.2 million for the nine months ended September 30, 2022 compared with net gains of $1.8 million for the same period of 2021. See Note 12, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2021 Form 10-K filed on March 15, 2022 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires gains/(losses) on deferred compensation plan investments to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense. The Bank’s provision for income taxes increased 5.62% to $17.5 million for the first nine months of 2022 compared to the first nine months of 2021. The Company’s effective tax rate for the first nine months of 2022 was 24.16% compared to 24.79% for the same period in 2021. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to benefits regarding the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

Total assets grew $289 million, or 5.58%, to $5.5 billion at September 30, 2022 compared with $5.2 billion at December 31, 2021. Loans held for investment were $3.3 billion at September 30, 2022, an increase of $86.7 million, or 2.68% compared with $3.2 billion at December 31, 2021. Exclusive of SBA PPP loans, the loan portfolio grew $145.0 million, or 4.56%, over December 31, 2021. This data constitutes non-GAAP financial data. The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth. Total deposits grew $269 million, or 5.80%, to $4.9 billion at September 30, 2022 compared with $4.6 billion at December 31, 2021. The increase in total assets and deposits was primarily the result of continued strong organic deposit growth.

Investment Securities and Federal Reserve Balances

The Company’s investment portfolio increased $23 million, or 2.24%, to $1.0 billion at September 30, 2022 compared to December 31, 2021. This increase is net of the impact of $30.8 million that the Company sold for interest rate risk management purposes. The Company uses its investment portfolio to manage interest rate and liquidity risks. Accordingly, when market rates are increasing it invests most of its funds in shorter-term Treasury and Agency securities or shorter-term (10, 15 and 20 year) mortgage-backed securities. Conversely, when rates are falling, 30-year mortgage-backed securities or longer term Treasury and Agency securities may be increased. The Company's total investment portfolio currently represents 18.84% of the Company’s total assets at September 30, 2022 as compared with 19.46% at December 31, 2021. Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits.

The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $800 million at September 30, 2022 and $663 million at December 31, 2021.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost, net of an allowance for credit losses, when the Company has the intent and ability to hold the securities to maturity. See Note 3 “Investment Securities” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this quarterly Report on Form 10-Q.  Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. As of September 30, 2022, the Company held no investment securities from any issuer (other than the U.S. Treasury or an agency of the U.S. government or a government sponsored entity) that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Available-for-Sale Securities
U.S. Treasury notes	$4,941	$10,089
U.S. Government-sponsored securities	4,698	6,374
Mortgage-backed securities(1)	156,453	251,120
Collateralized mortgage obligations(1)	1,458	2,436
Corporate securities	9,594	-
Other	310	435
Total available-for-sale securities	$177,454	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Held-to-Maturity Securities
Mortgage-backed securities(1)	$709,541	$596,775
Collateralized mortgage obligations(1)	82,297	73,781
Municipal securities(2)	60,434	66,496
Total held-to-maturity securities	$852,272	$737,052

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
(2) Municipal securities are net of allowance for credit losses of $393 and $0, respectively.

The following table shows the carrying value for contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of September 30, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$4,941	2.38%	$-	0.00%	$-	0.00%	$-	0.00%	$4,941	2.38%
U.S. Government-sponsored securities	7	1.74%	81	3.97%	436	3.01%	4,174	2.79%	4,698	2.83%
Mortgage-backed securities(1)	16	3.13%	15,725	2.27%	17,961	2.40%	122,751	1.74%	156,453	1.87%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,458	2.35%	1,458	2.35%
Corporate securities	-	0.00%	4,795	1.59%	4,799	1.72%	-	0.00%	9,594	1.65%
Other	310	2.99%	-	0.00%	-	0.00%	-	0.00%	310	2.99%
Total securities available-for-sale	$5,274	2.42%	$20,601	2.12%	$23,196	2.27%	$128,383	1.78%	$177,454	1.90%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of September 30, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$13,906	0.89%	$695,635	1.88%	$709,541	1.86%
Collateralized Mortgage Obligations(1)	-	0.00%	-	0.00%	-	0.00%	82,297	1.80%	82,297	1.80%
Municipal securities	883	4.93%	7,484	3.40%	15,000	3.43%	37,460	3.52%	60,827	3.50%
Total securities held-to-maturity	$883	4.93%	$7,484	3.40%	$28,906	2.06%	$815,392	1.95%	$852,665	1.97%

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

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties.  The Company evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. Common examples of loans and leases made by the Company include:

Commercial and Agricultural Real Estate – These are loans secured by owner-occupied real estate, non-owner-occupied real estate, owner-occupied farmland, and multifamily residential properties. Commercial mortgage term loans can be made if the property is either income producing or scheduled to become income producing based upon acceptable pre-leasing, or the income will be the Bank's primary source of repayment for the loan. Loans are made both on owner occupied and investor properties; maturities generally do not exceed 15 years (and may have pricing adjustments on a shorter timeframe) amortizations of up to 25 years (30 years for multifamily residential properties); have debt service coverage ratios of 1.00 or better with a target of 1.25 or greater; and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk in the loan.

Real Estate Construction – These are loans for acquisition, development and construction and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with whom the Bank has a successful track record; for projects in our service area; with Loan to Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is an approved take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

Single Family Residential Real Estate – These are loans primarily made on owner occupied residences; generally underwritten to income and LTV guidelines similar to those used by FNMA and FHLMC. However, the Company will make loans on rural residential properties up to 41 acres. Most residential loans have terms from ten to thirty years and carry fixed or variable rates priced to treasury rates. The Company has always underwritten mortgage loans based upon traditional underwriting criteria and does not make loans that are known in the industry as “subprime,” “no or low doc,” or “stated income” loans.

Home Equity Lines and Loans – These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $500,000; but can be made for up to $1,000,000 in high cost counties. Combined Loan To Value (CLTV) does not exceed 75%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position.

Agricultural – These are non-real estate loans and lines of credit made to farmers to finance agricultural production. Lines of credit are extended to finance the seasonal needs of farmers during peak growing periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on livestock, crops, crop proceeds and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a processing plant, or orchard/vineyard development; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices or variable rates tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

Commercial – These are non-real estate loans and lines of credit to businesses that are sole proprietorships, partnerships, LLC’s and corporations. Lines of credit are extended to finance the seasonal working capital needs of customers during peak business periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on accounts receivable, inventory and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a plant or purchase of a business; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices or variable rates tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

Consumer – These are loans to individuals for personal use, and primarily include loans to purchase automobiles or recreational vehicles, and unsecured lines of credit. The Company has a minimal consumer loan portfolio.

Commercial Leases – These are leases primarily to businesses and farmers for financing the acquisition of equipment. They can be either “finance leases” where the lessee retains the tax benefits of ownership but obtains 100% financing on their equipment purchases; or “true tax leases” where the Company, as lessor, places reliance on equipment residual value and in doing so obtains the tax benefits of ownership. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed with qualified, independent appraisers that establish the residual values the Company uses in structuring a lease.

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

Overall, the Company's loan & lease portfolio at September 30, 2022 totaled $3.3 billion, an increase of $86.7 million over December 31, 2021. Exclusive of SBA PPP loans, the loan portfolio grew $145.0 million, or 4.56%, over December 31, 2021. This increase in the non-PPP loans occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa. This data constitutes non-GAAP financial data. The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent at the end of each period presented:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,246,805	37.41%	$1,167,516	35.95%
Agricultural	722,448	21.68%	672,830	20.72%
Residential and home equity	377,249	11.32%	350,581	10.79%
Construction	169,624	5.09%	177,163	5.45%
Total real estate	2,516,126	75.50%	2,368,090	72.91%
Commercial & industrial	454,185	13.63%	427,799	13.17%
Agricultural	260,296	7.81%	276,684	8.52%
Commercial leases	94,089	2.83%	96,971	2.99%
Consumer and other(1)	7,776	0.23%	78,367	2.41%
Total gross loans and leases	$3,332,472	100.00%	$3,247,911	100.00%
 (1) Includes SBA PPP loans which were $1.8 million and $70.8 million at September 30, 2022 and December 31, 2021, respectively.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company as of September 30, 2022.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$54,825	$300,999	$853,261	$37,720	$1,246,805
Agricultural	26,331	155,660	466,352	74,105	722,448
Residential and home equity	407	4,616	117,436	254,790	377,249
Construction	105,343	64,281	-	-	169,624
Total real estate	186,906	525,556	1,437,049	366,615	2,516,126
Commercial & industrial	180,294	206,003	61,714	6,174	454,185
Agricultural	164,616	79,574	16,106	-	260,296
Commercial leases	7,299	32,471	54,319	-	94,089
Consumer and other(1)	707	5,639	1,430	-	7,776
Total gross loans and leases	$539,822	$849,243	$1,570,618	$372,789	$3,332,472
Rate Structure for Loans
Fixed Rate	$87,323	$354,357	$1,188,033	$241,872	$1,871,585
Adjustable Rate	452,499	494,886	382,585	130,917	1,460,887
Total gross loans and leases	$539,822	$849,243	$1,570,618	$372,789	$3,332,472
(1) Includes SBA PPP loans.

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $411,000 and $516,000 at September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022, restructured loans totaled $1.3 million compared with $2.3 million at December 31, 2021, all of which were performing.  See Note 4 “Loans and Leases” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this quarterly Report on Form 10-Q.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at September 30, 2022, and at December 31, 2021.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 and are not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, the Company has restructured $304 million of loans under the CARES Act and H.R. 133 guidelines.  At September 30, 2022, all loans that were restructured as part of the CARES Act have returned to the contractual terms and conditions of the loans, without exception.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled debt restructured loans, and OREO (as hereinafter defined):

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-performing assets:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$411	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	-	-
Total real estate	411	18
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	411	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	-	-
Agricultural	-	498
Residential and home equity	-	-
Construction	-	-
Total real estate	-	498
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-performing loans and leases	$411	$516
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$1,284	$1,389
Performing TDRs	$1,325	$1,824

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

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of September 30, 2022, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winters of 2020-2021 and 2021-2022 were once again dry. Despite this, the availability of water in our primary service area was not an issue for the 2022 growing season. However, the weather patterns over the past eight years further reinforce the fact that the long-term risks associated with the availability of water are significant.

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

The following table sets forth the activity in our ACL for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Balance at beginning of year	$61,007	$58,862
Provision / (recapture) for credit losses	2,606	1,250
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	(324)	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(38)	(33)
Total charge-offs	(362)	(33)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	125	91
Construction	-	-
Total real estate	125	91
Commercial & industrial	176	83
Agricultural	51	29
Commercial leases	-	-
Consumer and other	14	21
Total recoveries	366	224
Net recoveries / charge-offs	4	191

Balance at end of period	$63,617	$60,303

Selected financial information:
Gross loans held for investment	$3,332,472	$3,151,508
Average loans	3,242,195	3,063,124
Non-performing loans	411	516
Allowance for credit losses to non-performing loans	15478.59%	11686.63%
Net (recoveries)/charge-offs to average loans	0.00%	(0.01)%
Provision for credit losses to average loans	0.08%	0.04%
Allowance for credit losses to loans held for investment	1.91%	1.91%

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Allowance for credit losses:
Real estate:
Commercial	$16,540	37.41%	$28,536	35.95%
Agricultural	16,560	21.68%	9,613	20.72%
Residential and home equity	6,865	11.32%	2,847	10.79%
Construction	2,995	5.09%	1,456	5.45%
Total real estate	42,960	75.50%	42,452	72.91%
Commercial & Industrial	10,392	13.63%	11,489	13.17%
Agricultural	8,523	7.81%	5,465	8.52%
Commercial leases	1,588	2.83%	938	2.99%
Consumer and other	154	0.23%	663	2.41%
Total allowance for credit losses	$63,617	100.00%	$61,007	100.00%

Deposits

Total deposits were $4.9 billion and $4.6 billion as of September 30, 2022 and December 31, 2021, respectively. In addition to the Company’s ongoing business development activities for deposits, in management’s opinion the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Oakland, Concord and Napa.

Non-interest bearing demand deposits increased by $52.3 million and were $1.8 billion as of September 30, 2022 and December 31, 2021.  Non-interest bearing deposits were 36.72% of total deposits, as of September 30, 2022 and 37.72% as of December 31, 2021. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$1,111,513	1,023	0.12%	$1,002,267	$869	0.12%
Savings and money market	1,550,334	1,179	0.10%	1,336,826	1,136	0.11%
Certificates of deposit greater than $250,000	163,148	299	0.25%	169,545	587	0.46%
Certificates of deposit less than $250,000	218,302	297	0.18%	239,185	608	0.34%
Total interest-bearing deposits	3,043,297	2,798	0.12%	2,747,823	3,200	0.16%
Non-interest bearing deposits	1,740,859			1,567,089
Total deposits	$4,784,156	$2,798	0.08%	$4,314,912	$3,200	0.10%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing.  The average cost of deposits, including non-interest bearing deposits, declined to 0.08% for the nine months ended September 2022 compared with 0.10% for the same period a year ago.

The following table shows deposits with a balance greater than $250,000 at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Deposits greater than $250,000	$2,990,165	$2,708,576
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	58,384	59,591
3 months to 6 months	38,722	37,182
6 months to 12 months	43,161	59,945
More than 12 months	11,875	12,147
Total certificates of deposit greater than $250,000	$152,142	$168,865
Total deposits greater than $250,000	$3,142,307	$2,877,441

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At September 30, 2022 and December 31, 2021, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at September 30, 2022 or December 31, 2021. There were no Federal Funds purchased or advances from the FRB at September 30, 2022 or December 31, 2021.

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

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is December 19, 2022) and the rate was 6.38% as of September 30, 2022 and 2.97% at September 30, 2021. The average rate paid for these securities was 4.14% for the first nine months of 2022 and 3.06% for the first nine months of 2021. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $468 million at September 30, 2022, and $463 million at December 31, 2021.

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

The following table sets forth our capital ratios and the related regulatory guidelines:

(Dollars in thousands)	Minimum to be Categorized as "Well Capitalized"	Minimum to be Categorized as "Adequately Capitalized"	September 30, 2022	December 31, 2021
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	N/A	4.50%	11.82%	11.68%
Tier 1 capital to risk-weighted assets	N/A	6.00%	12.06%	11.94%
Risk-based capital to risk-weighted assets	N/A	8.00%	13.32%	13.19%
Tier 1 leverage capital ratio	N/A	4.00%	9.12%	8.92%

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	6.50%	4.50%	12.04%	11.91%
Tier 1 capital to risk-weighted assets	8.00%	6.00%	12.04%	11.91%
Risk-based capital to risk-weighted assets	10.00%	8.00%	13.30%	13.17%
Tier 1 leverage capital ratio	5.00%	4.00%	9.12%	8.91%

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

During the first nine months of 2022 the Company repurchased 18,824 shares under the Repurchase Plan, for a total of $17.9 million.

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

The following table sets forth our off-balance sheet lending commitments as of September 30, 2022:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,128,340	$401,604	$477,113	$46,626	$202,997
Standby letters of credit	16,629	10,403	4,326	1,470	430
Total off-balance sheet commitments	$1,144,969	$412,007	$481,439	$48,096	$203,427

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

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at September 30, 2022:

	September 30, 2022
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$766,011	$766,011	$-	$766,011	$1,183,540
Federal Reserve BIC	657,350	657,350	-	657,350	890,564
FHLB Fed Funds	18,000	18,000	-	18,000	-
US Bank Fed Funds	35,000	35,000	-	35,000	-
MUFG Union Bank Fed Funds	15,000	15,000	-	15,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
Total additional liquidity sources	$1,541,361	$1,541,361	$-	$1,541,361	$2,074,104

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the foreseeable future. As of September 30, 2022, we had $1.3 billion in cash and unencumbered investment securities; $2.2 million in investment securities and $2.1 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

Our primary investing activities are the origination of loans and purchases and sales of investment securities. As of September 30, 2022, we had outstanding loan commitments of $1.1 billion and outstanding letters of credit of $16.6 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by higher deposit levels. At September 30, 2022 and 2021, deposits increased $269 million and $508 million compared to December 31, 2021 and 2020, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2022 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)) at September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first nine months of 2022 the Company repurchased 18,824 shares under the Repurchase Plan, for a total of $17.905 million.  All of these shares were purchased at prices ranging from $925.00 to $975.00 per share, based upon the then current price on the OTCQX.

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

Exhibit Number	Description
10.11	Employment Agreement effective August 1, 2022, between Farmers & Merchants Bank of Central California and Kyle Koelbel, filed on Registrant’s Form 10-Q for the quarter ended September 30, 2022.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 7, 2022	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022	/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)