Form 10-K
period 2022-12-31
FARMERS & MERCHANTS BANCORP
filed 2023-03-15
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2022 (based on the last reported trade on June 30, 2022) was $648,158,000.
The number of shares of Common Stock outstanding as of February 28, 2023: 763,807
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

Such factors include, but are not limited to, the following: (1) economic conditions in the mid Central Valley or the East Bay region of San Francisco in California; (2) significant changes in interest rates and loan prepayment speeds; (3) credit risks of lending and investment activities; (4) changes in federal and state banking laws or regulations; (5) competitive pressure in the banking industry; (6) changes in governmental fiscal or monetary policies; (7) the possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation; (8) uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism; (9) water management issues in California and the resulting impact on the Company’s agricultural and industrial customers; (10) expansion into new geographic markets and new lines of business; (11) the impact of COVID-19 (Coronavirus) on the Company and its customers (see COVID-19 (Coronavirus) Disclosure below); (12) the impact of changes in Federal and State taxation policies and rates; and (13) other factors discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

COVID-19 (Coronavirus) Disclosure
Beginning in the first quarter of 2020 the COVID-19 virus has impacted all of us to varying degrees.  Various levels of governmental restrictions that affected economic activity were in place through much of 2021. In late 2021 and early 2022, economic activity began to improve as vaccination rates increased and governmental restrictions were eased.

On March 27, 2020, Congress signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) into law.  Since that time the Company actively worked with its customers to help them obtain the benefits available under the CARES Act, particularly regarding loans made under the Paycheck Protection Program (“PPP”) where the Small Business Administration was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic.  The Bank made over $494 million of PPP loans for 2,680 small business customers.  As a reflection of the diminishing impact of COVID-19 on the economy, by December 31, 2022 all of these loans had been repaid [by the SBA].  Additionally, those Bank customers operating in industries that were impacted by either: (1) the public’s changing habits in response to the risks of COVID-19 and such variants (e.g., hotels, movie theaters, health clubs and restaurants); or (2) restrictions imposed by local, state and federal officials (e.g., small businesses determined to be “non-essential”) are now, in the opinion of management, stable and do not exhibit any extraordinary levels of credit risk.

At the current time, COVID-19 is not having any material adverse impact on the Company’s business activities or financial results; however, the virus has continued to develop new strains and no assurances can be given as to whether governmental restrictions might be re-imposed and what the resulting economic impact might be on the markets we serve.

PART I

Item 1.	Business

Organizational Structure

Farmers & Merchants Bancorp is a Delaware registered bank holding company organized in 1999.  As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”) and by the California Department of Financial Protection and Innovation (“DFPI”).  The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”  The Company’s outstanding common stock as of December 31, 2022, consisted of 768,337 shares of common stock, $0.01 par value, and no shares of preferred stock were issued or outstanding.

During 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 9 “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The Company operates all financial service activities through its wholly-owned banking subsidiary, Farmers & Merchants Bank of Central California, which was organized in 1916.  The Bank was incorporated under the laws of the State of California as a non-FRB member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank’s two wholly-owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corporation. Farmers & Merchants Investment Corporation is currently dormant, and Farmers/Merchants Corporation acts as trustee on deeds of trust originated by the Bank.  The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, as amended (“FDIA”), up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

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

Market Area

The Company’s primary service area is the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties, and the east region of the San Francisco Bay Area, including Napa, Alameda, and Contra Costa counties.  The Company operates 29 full-service branches and 3 stand-alone ATMs. The Company’s market areas include the following Metropolitan Statistical Areas (“MSA”), with data as of January 23, 2023 (the most recent data available) set forth below:

•
The Sacramento MSA (Sacramento County Only), with branches in Sacramento, Elk Grove, Galt and Walnut Grove.  This county had a Population of 1.6 million and a Per Capita Income of approximately $36,152. The MSA includes significant employment in the following sectors: government, education & health trade, and transportation & utilities. Unemployment was at 3.5%.

•
The Stockton-Lodi MSA, with branches in Lodi, Linden, Stockton, Lockeford and Manteca. This MSA had a Population of 0.79 million and a Per Capita Income of approximately $30,628. The MSA includes significant employment in the following sectors: trade, transportation & utilities, government, and education & health services. Unemployment was at 5.2%.

•
The Vallejo-Fairfield MSA (Rio Vista Only, census tract 2535.01 & 2535.02), with a branch in Rio Vista. This census tract had a Population of approximately 10,000 and a Per Capita Income of approximately $44,012. The city includes significant employment in the following industries: agriculture, manufacturing, tourism and other services. Unemployment was at 3.6%.

•
The Modesto MSA, with branches in Modesto, Riverbank and Turlock.  This MSA had a Population of 0.55 million and a Per Capita Income of approximately $29,195. The MSA includes significant employment in the following sectors: trade, transportation & utilities, educational & health services, and government. Unemployment was at 5.3%.

•
The Merced MSA, with branches in Hilmar and Merced.  This MSA had a Population of 0.29 million and a Per Capita Income of approximately $24,521. The MSA includes significant employment in the following sectors: government, trade, transportation & utilities, and farming. Unemployment was at 7.4%.

•
The Oakland-Hayward-Berkeley MSA, with branches in Concord, Walnut Creek, and Oakland.  This MSA had a Population of 2.8 million and a Per Capita Income of approximately $53,736. The MSA includes significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 2.8%.

•
The Napa MSA, with a branch in Napa.  This MSA had a Population of 0.14 million and a Per Capita Income of approximately $49,641. The MSA includes significant employment in the following sectors: manufacturing, leisure & hospitality, trade, and educational & health services. Unemployment was at 3.0%.

Through its network of banking offices, the Company emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium-sized businesses, a broad range of retail banking services are also made available to the local consumer market.

The Company offers a wide range of deposit products. These include checking, savings, money market, time certificates of deposit, individual retirement accounts and online banking services for both business and personal accounts.

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

The market shares of the Bank and all other banks within the eight counties in California in which we operate, at June 30, 2022 (the most recent data available), as reported by FDIC, are as follows:

	F&M Bank	All Banks	F&M Bank
County	Deposits	Deposits	Deposit Share
(Dollars in thousands)
San Joaquin	$2,142,903	$16,146,195	13.27%
Merced	295,062	3,478,972	8.48%
Stanislaus	1,040,376	12,326,338	8.44%
Solano	204,523	7,100,485	2.88%
Sacramento	669,990	50,151,517	1.34%
Contra Costa	398,741	66,591,080	0.60%
Napa	22,563	6,050,434	0.37%
Alameda	817	72,077,695	0.00%
Total	$4,774,975	$233,922,716	2.04%
Human Capital Resources

As of December 31, 2022, we employed 374 full-time-equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2022, salaries and employee benefits expense totaled $64 million, representing 69% of our total non-interest expense. Expenses related to education, training, recruiting and placement exceeded $500,000 for the period ended December 31, 2022.

We are led by an experienced management team with substantial experience in the markets we serve and the financial products we offer. Our business strategy focuses on providing products and services through long-term relationship managers. As a result, our success depends heavily on the performance of our employees, as well as on our ability to attract, motivate and retain highly qualified employees at all levels of the Company. We believe that our work environment contributes to employee satisfaction and retention.

We are committed to maintaining a work environment where every employee is treated with dignity and respect, free from the threat of discrimination and harassment. As stated in our Board approved (i) Code of Conduct and (ii) Prohibited Harassment Policy, we expect these same standards to apply to all stakeholders, and to our interactions with customers, vendors and independent contractors.

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

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually, we use outside survey firms to provide information on market pay. We also pay performance-based bonuses to our employees. During 2022, total bonus compensation amounted to over 30% of base salaries. We believe that this “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate in our Profit Sharing Plan after one year of service and having worked at least 1,000 hours. The Company makes contributions equal to 5% of the employee’s eligible compensation and discretionary contributions determined annually by the Board of Directors. This is not a matching based program; employees receive these contributions regardless of whether they make individual contributions to our 401(K) program. During 2022 total expenses for the Profit Sharing Plan amounted to over 10% of base salaries, a level that we believe helps us in recruitment and retention.

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

Diversity and Inclusion
To foster a deeper understanding regarding diversity and inclusion, the Company assigns all employees diversity and inclusion training - Diversity Made Simple. The diversity course is mandatory for all staff. As of December 31, 2022, all employees had met their diversity and inclusion training obligations.

Harassment Prevention
The Company assigns all employees prohibitive harassment training. Every two years non-supervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion.  Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2022, all employees had met their harassment prevention training requirements for 2022.

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

Government Policies

The Company’s profitability, like that of most financial institutions, is significantly dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans and leases extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession, unemployment, and the monetary policy of the FRB. The impact that changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and maximum employment, stable prices, and moderate long-term interest rates) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.

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

The FRB may require that the Company terminate an activity, terminate control of, liquidate, or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, the Company must file written notice with, and obtain approval from, the FRB prior to purchasing or redeeming its equity securities.

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

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior notice to, and/or approval of, the FRB, may engage in any, or acquire shares of companies engaged in, any activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

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

On May 24, 2018, President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks.

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

Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be “well-capitalized”, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The Economic Growth Act also exempts community banks from Section 13 of the BHCA if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.

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

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for a “well capitalized” institution under the Basel III capital rules on a fully phased-in basis.  With respect to the Bank, the Basel III capital rules also revise the prompt corrective action regulations pursuant to Section 38 of the FDIA.

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

Under the Basel framework, these standards were generally effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

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

	Minimum to be Categorized as "Well Capitalized"		Minimum to be Categorized as "Adequately Capitalized"		Under- capitalized	Significantly Under- capitalized	Critically Under- capitalized
Risk-based capital to risk-weighted assets	10.00	%+	8.00	%+	< 8.00%	< 6.00%	N/A
Tier 1 capital to risk-weighted assets	8.00	%+	6.00	%+	< 6.00%	< 4.00%	N/A
CET1 capital to risk-weighted assets	6.50	%+	4.50	%+	< 4.50%	< 3.00%	N/A
Tier 1 leverage capital ratio	5.00	%+	4.00	%+	< 4.00%	< 3.00%	N/A
Tangible equity to assets	N/A		N/A		N/A	N/A	< 2.00%
Supplemental leverage ratio	N/A		3.00	%+	< 3.00%	N/A	N/A

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank to the FDIC. As of December 31, 2022, we met the requirements to be classified as “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well-capitalized” ratio requirements under the PCA regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework was available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. The Company and Bank did not opt into the CBLR framework.

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

The U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC, and failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Privacy Restrictions
The Gramm-Leach-Bliley Act (“GLBA”) requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on the sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.

The Company believes that it complies with all provisions of the GLBA and all implementing regulations and that the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of the GLBA.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $141.2 million at December 31, 2022. During 2022, the Bank paid $34.7 million in dividends to the Company.

The FDIC and the DFPI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DFPI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the FRB and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the PCA provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFPI may impose similar limitations on the Bank. See “Prompt Corrective Action” and “Capital Standards”, above, for a discussion of these additional restrictions on capital distributions.

Transactions with Affiliates
The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of the Company or other affiliates, the purchase of, or investments in, stock or other securities of the Company or other affiliates, the taking of such securities as collateral for loans and leases, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate as to all affiliates, to 20% of the Bank’s capital and surplus (as defined by federal regulations).

In addition, the Company and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and other specified transactions between the Company or its operating subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices.

Also, the Bank and its operating subsidiaries may engage in transactions with affiliates only on terms and under conditions that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with (or that in good faith would be offered to) non-affiliated companies.  California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving the transactions with affiliates may be imposed on the Bank under the PCA provisions of federal law. See “Prompt Corrective Action.”

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

In particular, regulatory pronouncements in the past few years have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cyber-security are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the Deposit Insurance Fund (DIF) reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the COVID-19 pandemic and other factors that affect the level of the DIF.  Under the final rule, the increase in rates will begin with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates will apply to F&M Bank and is projected to have an insignificant effect on the Company’s capital levels and net income.

The Bank’s FDIC premiums were $1.4 million, $1.2 million, and $517,000 for the three years ended December 31, 2022, 2021, and 2020, respectively. In 2020, the Bank’s FDIC premiums were reduced by a one-time small bank assessment credit applied by the FDIC.  This assessment credit was not available in 2021 or 2022.  Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

A bank’s compliance with the Community Reinvestment Act is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC in August 2022 and the Bank received an overall Outstanding rating in complying with its CRA obligations. On May 5, 2022, the FDIC, Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency (“OCC”) announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for over 25 years. As of the date hereof, a final rule has not been issued.

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

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce federal consumer protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.

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

Risks Related to COVID-19 Pandemic

The outbreak of the COVID-19 pandemic in early 2020 caused a significant global economic downturn which adversely affected our business and results of operations.

In late 2021 and early 2022, as vaccination rates increased across the markets we serve and governmental restrictions were eased, economic activity began to improve, and at the current time COVID-19 is not having any material adverse impact on our business activities and financial results. However, the COVID-19 virus continues to develop new strains and no assurances can be given that these or other variants of the virus will not lead to future governmental restrictions on economic activity or have other materially adverse effects on the local and national economy and our business.

Even if the COVID-19 outbreak continues to subside locally and nationally, we may experience material adverse impacts to our business as a result of the continuing global economic impact of the virus.

For additional information regarding the COVID-19 pandemic and its consequences for our business, see “COVID-19 (Coronavirus) Disclosure” above in this Annual Report on Form 10-K.

Risks Relating to the Industry and Geographic Area in Which We Operate and the U.S. Economy

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

Although only 4.7% of our loan portfolio consisted of real estate construction, and acquisition and land development loans as of December 31, 2022, such loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. The COVID-19 pandemic has had, and may continue to have, an impact on the ability of our clients to complete these projects on time and within budget, particularly with respect to access to materials and labor and costs of the same.  In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than other loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation.  Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) acquisition, development and construction loans (“ADC loans”) exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk- based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2022, our ratio for the sum of CRE and ADC loans was 190% and our ratio for ADC loans was 32.27%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guideline. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidelines and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

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

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business and economic developments, which may impair their ability to repay a loan, and such impairment could adversely affect our operations and financial condition.  Our business strategy targets primarily small to medium-sized businesses, which frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan.

The success of a small to medium-sized business often depends on the management skills, talents and efforts of one or a small number of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively affect California and small to medium-sized businesses are adversely affected or our clients are otherwise affected by adverse business conditions or developments, our business, financial condition and operations could be adversely affected.

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates. Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their borrowings. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

During 2022, inflationary pressures began to affect many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In response, the FRB increased short-term interest rates by 4.25% in 2022, and further increases are generally expected in 2023. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2023 and beyond.

Beginning in 2021, the U.S. economy began to reflect relatively rapid rates of increase in the consumer price index and other economic indices; a prolonged elevated rate of inflation could present risks for the U.S. banking industry and our business.  During the latter part of 2021 and into 2022, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. Pandemic-related supply chain disruptions may be contributing to this development.   If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.

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

In addition, the outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, have led to higher costs for gas, food and goods in the U.S. and exacerbated the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

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

Our financial results may be impacted by the cyclicality and seasonality of our agricultural lending business.  The Company has provided financing to agricultural customers in the mid Central Valley of California throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2022 a significant portion of the Company’s loans (as much as 29.8%) were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

The Company’s service areas can also be significantly impacted by the seasonal operations of the agricultural industry. As a result, the Company’s financial results can be influenced by the banking needs of its agricultural customers. Generally speaking, during the spring and summer customers draw down their deposit balances and increase loan borrowings to fund the purchase of equipment and the planting of crops. Deposit balances are replenished and loans repaid in late fall and winter as crops are harvested and sold. Disruptions in the global supply chain arising from the COVID-19 pandemic may adversely affect the ability of some of our agricultural customers to efficiently export their agricultural products and in turn may adversely affect their results of operations or financial condition and their ability to repay loans we have made to them.

The impact of climate change and governmental and societal responses to climate change, including on the availability of water and the transition to a low-carbon economy, could adversely affect our business and our clients’ businesses.  Despite the fact that 2023 began with significant levels of precipitation in California, the State has experienced severe drought conditions at times over the past several years. These weather patterns reinforce the fact that the long-term risks associated with the availability of water are significant. The farming belt of the Central Valley is often cited as an example of an area that experienced extreme drought. However, not all areas of the state are impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the mid Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers.

In addition to the impact of climate has on the availability of water, State and Federal regulators ultimately manage this resource, which may also impact that access of our customers’ water. For example, in 2014, the State of California passed the Sustainable Groundwater Management Act. All Water Districts must develop plans to comply with the Act, including groundwater recharge programs. Although the exact impact of compliance is not currently known, and even prior to 2014 most of the water districts in the Bank’s service area had been developing and implementing management plans, it is possible that some water districts will have to ultimately fallow some ground to achieve compliance with the Act.

Additional legislation and regulatory requirements and changes in consumer preferences, including those associated with the transition to a low-carbon economy, could increase expenses of, or otherwise adversely impact, the Company, its businesses or its customers.  We and our customers may face cost increases, asset value reductions, operating process changes, reduced availability of insurance, and the like, as a result of governmental actions or societal responses to climate change.  New and/or more stringent regulatory requirements relating to climate change or environmental sustainability could materially affect the Company’s results of operations by increasing our compliance costs. Regulatory changes or market shifts to low-carbon products could also impact the creditworthiness of some of our customers or reduce the value of assets securing loans, which may require the Company to adjust our lending portfolios and business strategies.

Changes to LIBOR may adversely affect the value of, and the return on, our financial instruments that are indexed to LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) which regulates LIBOR announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA and LIBOR’s administrator, ICE Benchmarks Administration, announced that LIBOR would no longer be provided (i) for the one-week and two-month U.S. dollar settings and for various foreign currency settings after December 31, 2021, and (ii) for the remaining U.S. dollar settings after June 30, 2023. In addition, the FRB issued guidance urging market participants in the U.S. to cease using LIBOR as a reference rate for new contracts entered into after December 31, 2021. There are on-going efforts to establish an alternative reference rate to LIBOR. The Secured Overnight Financing Rate (or SOFR) published by the Federal Reserve Bank of New York (the “FRBNY”) is considered a likely alternative reference rate suitable for replacing LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by U.S. Treasury securities. The Alternative Reference Rates Committee, a group of private-market participants convened by the FRBNY to help ensure a successful transition from U.S. dollar LIBOR to a new reference rate, has recommended adoption of SOFR as the alternative reference rate. The scope of the acceptance of SOFR and the consequent impact on rates, pricing, the value and liquidity of our financial instruments and liquidity of such instruments and the ability to manage risk, including through derivatives, remain uncertain at this time. While some of our existing products or contracts include fallback provisions to alternative reference rates, other products or contracts may not include adequate fallback provisions and may require consent of all parties to any modification. The market transition from LIBOR and similar benchmarks could adversely affect the return on and pricing, liquidity and value of our outstanding products and contracts, cause market dislocations, increase the cost of and access to capital and increase the risk of disputes and litigation in connection with the interpretation and enforceability of our outstanding products and contracts.

Failure of the U.S. Congress to increase the federal government’s debt limit could have material and adverse impacts on the U.S. and global economies and our business. Discussions are occurring between the Administration and the Republican-controlled House of Representatives regarding the increase in the federal government’s statutory debt limit that is expected to be required later in 2023 in order to allow the U.S. to meet its outstanding obligations, including on its borrowings. If the debt limit were not raised and the U.S. were to default on its obligations, there could be material and adverse impacts on the U.S. and global economies with consequent impacts on the business of our customers and our business. Reductions of the ratings on U.S. sovereign debt as a result of issues over the debt ceiling could also have material and adverse impacts on the U.S. economy.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaced existing incurred loss impairment guidance and established a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted and implemented this accounting standard fully effective January 1, 2022.  The adoption of ASU 2016-13 did not have a material negative effect on the level of allowance for credit loss held by us or on our reported earnings.  The potential negative effect that the adoption of this new accounting pronouncement may have on future lending by us or the banking industry in general is still not well known.  We believe that our allowance for credit losses as of December 31, 2022 was adequate to absorb expected credit losses inherent in our loan portfolio; however, we cannot assure that such levels will be sufficient to cover actual or future losses.

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

Impairment of investment securities could require charges to earnings, which would negatively affect our operations. We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for impairment under previously adopted accounting guidance during 2021 or for current expected credit losses after the adoption of ASU 2016-13.  We evaluate our investment securities portfolio for impairment as of each reporting date.  At December 31, 2022, we had no investment securities that were impaired.

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

Risks Related to Our Access to Capital

We may be unable to, or choose not to, pay dividends on our common shares. We have consistently declared an annual cash dividend for over 87 years. Our ability to continue to pay dividends depends on various factors.  FMCB is a legal entity separate and distinct from the Bank, and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the DFPI and California corporate and banking laws may, under certain circumstances, prohibit the Bank’s payment of dividends to FMCB.  FRB policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  FMCB’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.  A failure to pay dividends may negatively affect your investment.

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

Information security risks for financial institutions have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as client-facing websites. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our financial condition or operations. In the past several years, there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers and have resulted in increased regulatory focus. Furthermore, cyber-attacks or other breaches in the future, whether affecting others or us, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could have a material adverse effect on our financial condition and operations.  If we experience a cyber-attack, our insurance coverage may not cover all losses, and furthermore, we may experience a loss of reputation.

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

Changes in laws, government regulation and monetary policy may have a material adverse effect on our operations. Financial institutions have been the subject of significant legislative and regulatory changes (including the Dodd-Frank Act) and may be the subject of further significant legislation or regulation in the future, none of which is within our control. This may result in repeals of or amendments to, existing laws, treaties, regulations, guidance, reporting, recordkeeping requirements, and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as the Bank’s clients, particularly as implemented through the FRB, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s clients, and therefore on our financial condition and operations.

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

Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Capital Standards” in this report on Form 10-K.

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

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally, effective January 1, 2018. The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which benefitted many of our corporate and other small business borrowers. However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, was constrained by the lower tax rate. There are presently ongoing discussions in the U.S. Congress and the White House which could result in changes in the tax laws that would substantially increase the U.S. corporate tax rate. If enacted, such measures could adversely affect our profitability and that of our customers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. Banking services are provided in 29 branch locations in the Company's service area. Of the 29 branches, 20 are owned and 9 are leased. The expiration of these leases occurs between the years 2023 and 2030. See Note 14, located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

The following tables summarize the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2021. These figures are based on activity posted on the OTCQX:

	Year Ended December 31, 2022
	High	Low	Close	Dividend Declared
First quarter	$960	$913	$950	$-
Second quarter	960	914	927	7.85
Third quarter	975	922	956	-
Fourth quarter	1,088	952	1,050	8.30

	Year Ended December 31, 2021
	High	Low	Close	Dividend Declared
First quarter	$788	$731	$778	$-
Second quarter	925	773	862	7.50
Third quarter	920	862	897	-
Fourth quarter	1,156	897	960	7.80

As of February 28, 2023, there were approximately 1,315 stockholders of record of the Company’s common stock.  The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 87 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represents approximately 3% of outstanding shareholders’ equity.  Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.  Beginning in 2023 under the Inflation Reduction Act of 2022 (IRA), a 1% excise tax will be imposed on certain public company stock repurchases.

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

Repurchases under the Repurchase Plan may be initiated, discontinued, suspended, or restarted at any time in the Company’s discretion.  The Company is not obligated to repurchase any shares under the Repurchase Plan.  No shares may be repurchased pursuant to the authority granted in the Repurchase Plan after December 31, 2024.  Repurchased shares are to be used to fund the Company’s non-qualified retirement plans or may be returned to the status of authorized but unissued common shares of the Company.

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

During 2022, the Company repurchased 21,309 shares under the Repurchase Plan, for a total of $20.31 million.  All of these shares were purchased at prices ranging from $925.00 to $990.00 per share, based upon the then current price on the OTCQX. The Company did not issue any shares of common stock during 2022.

The following table reports information regarding repurchases of our common stock during the year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet purchased under the plans or programs (In thousands) (1)
Total 1st Quarter 2022	4,500	$945.00	4,500	$15,748
Total 2nd Quarter 2022	7,956	954.32	7,956	8,155
Total 3rd Quarter 2022	6,368	951.68	6,368	2,095

October 1, 2022 to October 31, 2022	1,465	$962.22	1,465	$685
November 1, 2022 to November 30, 2022	709	973.47	709	19,995
December 1, 2022 to December 31, 2022	311	979.84	311	19,690
Total 4th Quarter 2022	2,485	$967.64	2,485	$19,690

Total 2022	21,309	$953.12	21,309	$19,690

(1)As of November 8, 2022 the Board approved an extension to the repurchase program through December 31, 2024 and for an additional $20 million of the Company's common stock.

The Company did not issue or purchase any shares of common stock during 2021.

Performance Graphs

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2017 to December 31, 2022 to that of: (i) the S&P 600 Regional Banks (Sub Ind) (TR) Index (which replaces the Morningstar Banks Index - Regional (US) Industry Group going forward through 2020, since the data is no longer accessible); and (ii) the cumulative total return of the New York Stock Exchange market index. The graph assumes an initial investment of $100 on December 31, 2017 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Information related to the comparison of the results of operations for the years December 31, 2021 to 2020 is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this Annual Report on Form 10-K that could cause our actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors, that could cause our actual results to differ materially from our forward-looking statements in this Annual Report on Form 10-K:

◾	changes in general economic conditions, either nationally, in California, or in our local markets;
◾	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
◾	increases in competitive pressures among financial institutions and businesses offering similar products and services;
◾	the future impact of the COVID-19 virus;
◾	higher defaults in our loan portfolio than we expect;
◾	changes in management’s estimate of the adequacy of the allowance for credit losses;
◾	risks associated with our growth and expansion strategy and related costs;
◾	increased lending risks associated with our high concentration of real estate loans;
◾	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
◾	technological changes;
◾	failure to raise the debt limit on U.S. debt;
◾	regulatory or judicial proceedings; and
◾	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Please take into account that forward-looking statements speak only as of the date of this Annual Report on Form 10-K (or documents incorporated by reference, if applicable).

The Company does not undertake any obligation to publicly correct or update any forward-looking statement if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statement, except as required by law.

Overview

Farmers & Merchants Bancorp (the “Company”, “FMCB”, or “we”) is the holding company for Farmers & Merchants Bank of Central California (the “Bank” or “FMB).  The Bank is a full-service community bank providing loans, deposit and cash management services to individuals and businesses. Our primary clients are small to medium-sized businesses that require highly personalized commercial banking products and services.  The Bank has 29 branch locations and 3 ATMs that have been serving communities in the mid-Central Valley and East Bay of California for over 100 years.

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

Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2022, 2021, and 2020 and for the years then ended have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

	Years Ended December 31
(Dollars in thousands, except per share data)	2022	2021	2020
Selected Income Statement Information:
Interest income	$198,413	$165,268	$159,294
Interest expense	4,840	4,332	9,491
Net interest income	193,573	160,936	149,803
Provision for credit losses	6,450	1,910	4,500
Net interest income after provision for credit losses	187,123	159,026	145,303
Non-interest income	6,178	21,056	15,054
Non-interest expense	93,560	91,761	82,406
Income before income tax expense	99,741	88,321	77,951
Income tax expense	24,651	21,985	19,217
Net income	$75,090	$66,336	$58,734

Selected financial ratios:
Basic and diluted earnings per share	$96.55	$84.01	$74.03
Cash dividends per common share	16.15	15.30	14.75
Dividend ratio	16.73%	18.21%	19.92%
Net interest margin	3.80%	3.46%	3.88%
Non-interest income to average assets	0.12%	0.43%	0.37%
Non-interest expense to average assets	1.75%	1.87%	2.00%
Efficiency ratio	46.84%	50.42%	49.99%
Return on average assets	1.41%	1.35%	1.43%
Return on average equity	16.04%	15.00%	14.60%
Net charge-offs (recoveries) to average loans	0.01%	(0.01%)	0.02%

	As of December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Selected Balance Sheet Information:
Cash and cash equivalents	$588,257	$715,460	$383,837
Investment securities	997,817	1,007,506	876,665
Gross loans held for investment	3,512,361	3,237,177	3,099,592
Total assets	5,327,399	5,177,720	4,550,453
Total deposits	4,759,269	4,640,152	4,060,267
Shareholders' equity	485,308	463,136	423,665

Average Balances:
Average earning assets	5,091,684	4,656,337	3,861,070
Average assets	5,341,901	4,913,999	4,112,537
Average shareholders' equity	468,001	442,246	402,329

Selected financial ratios:
Book value per share	$631.63	$586.51	$536.53
Tangible book value per share	$613.42	$568.04	$517.28
Allowance for credit losses to total loans	1.90%	1.88%	1.89%
Non-performing assets to total assets	0.03%	0.03%	0.03%
Loans held for investment to deposits	73.80%	69.76%	76.34%

Capital ratios:
Tier 1 leverage capital	9.36%	8.92%	9.13%
Total risk-based capital	13.06%	13.19%	12.59%
Average equity to average assets	8.76%	9.00%	9.78%
Tangible common equity to tangible assets	8.87%	8.69%	9.01%

Summary of Critical Accounting Policies and Estimates

In the opinion of management, the accompanying Consolidated Statements of Financial Condition and related Consolidated Statements of Operations, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

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

Under the guidance of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”), we evaluate our allowance for credit losses quarterly based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades and internal loan reviews, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, loan concentrations and economic conditions. Allowance for credit losses is provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors.

The Company begins its determination of credit losses by evaluating historical credit loss experience by loan segment.  Historical loss information may be adjusted based on specific risk characteristics by loan segment.  Such risk characteristics may include, but are not necessarily limited to, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in national and local economic conditions and forecasts; changes in the nature and volume of the loans and in the terms of such instruments; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due status, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 4, located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Statements of Financial Condition.  The allowance for credit losses on unfunded loan commitments is increased by charging a provision for credit losses on unfunded commitments, which was reported in other non-interest expenses for 2022 and prior.

We believe that our allowance for credit losses was adequate to absorb probable losses inherent in the loan portfolio as of December 31, 2022 and 2021.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses-securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the non-collectability of an available-for-sale security is confirmed or when either criteria regarding intent of requirement to sell is met.

At December 31, 2022, we had no investment securities that were impaired.

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

For additional information, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note 12 located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Only tax positions that meet the more likely than not recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated statements of financial condition along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statements of income.

Impact of Recently Issued Accounting Standards

See Note 1. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ performance during each of the years in the two-year period ended December 31, 2022 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

	Year ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$704,082	$12,102	1.72%	$666,167	$902	0.14%
Investment securities:(1)
Taxable securities	1,044,954	19,678	1.88%	838,710	14,646	1.75%
Non-taxable securities(2)	48,168	1,569	3.26%	52,384	1,648	3.15%
Total investment securities	1,093,122	21,247	1.94%	891,094	16,294	1.83%
Loans:(3)
Real estate:
Commercial	1,202,548	58,966	4.90%	1,037,554	53,298	5.14%
Agricultural	705,222	35,010	4.96%	641,086	29,544	4.61%
Residential and home equity	369,619	14,551	3.94%	339,345	12,717	3.75%
Construction	182,523	9,788	5.36%	182,722	7,965	4.36%
Total real estate	2,459,912	118,315	4.81%	2,200,707	103,524	4.70%
Commercial & industrial	440,510	22,452	5.10%	373,497	16,935	4.53%
Agricultural	262,461	14,084	5.37%	233,544	10,385	4.45%
Commercial leases	94,040	5,702	6.06%	98,056	5,485	5.59%
Consumer and other	22,008	3,469	15.76%	178,535	10,879	6.09%
Total loans and leases	3,278,931	164,022	5.00%	3,084,339	147,208	4.77%
Non-marketable securities	15,549	1,042	6.70%	14,737	864	5.86%
Total interest earning assets	5,091,684	198,413	3.90%	4,656,337	165,268	3.55%
Allowance for credit losses	(62,588)			(60,059)
Non-interest earning assets	312,805			317,721
Total average assets	$5,341,901			$4,913,999

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,120,198	1,497	0.13%	$1,024,009	1,128	0.11%
Savings and money market accounts	1,542,310	1,981	0.13%	1,352,258	1,458	0.11%
Certificates of deposit greater than $250,000	157,623	460	0.29%	170,040	701	0.41%
Certificates of deposit less than $250,000	215,044	411	0.19%	235,746	730	0.31%
Total interest bearing deposits	3,035,175	4,349	0.14%	2,782,053	4,017	0.14%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	491	4.76%	10,310	315	3.06%
Total interest bearing liabilities	3,045,486	4,840	0.16%	2,792,364	4,332	0.16%
Non-interest bearing deposits	1,751,797			1,610,611
Total funding	4,797,283	4,840	0.10%	4,402,975	4,332	0.10%
Other non-interest bearing liabilities	76,617			68,778
Shareholders' equity	468,001			442,246
Total average liabilities and shareholders' equity	$5,341,901			$4,913,999

Net interest income		$193,573			$160,936
Interest rate spread			3.74%			3.39%
Net interest margin(4)			3.80%			3.46%

(1)	Excludes average unrealized (losses) gains of ($24.5) million and $3.4 million for the years ended December 31, 2022, and 2021, respectively, which are included in non-interest earning assets.
(2)
The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $415,000 and $436,000 for the years ended December 31, 2022, and 2021, respectively.

(3)	Loan interest income includes loan fees of $11.6 million and $17.0 million for the years ended December 31, 2022 and 2021, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and Federal Reserve balances are additional earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 1.72% and 0.14% for the years ended December 31, 2022 and 2021, respectively. The increase was primarily the result of the FRB increasing rates by 425 basis points during 2022.  Average interest-bearing deposits was $704 million and $666 million for the years ended December 31, 2022 and 2021, respectively.  Interest income on interest-bearing deposits with banks was $12.1 million and $902,000 for the years ended December 31, 2022 and 2021, respectively.

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

Average total investment securities were $1.1 billion and $891 million for the years ended December 31, 2022 and 2021, respectively.  The average yield on total investment securities were 1.94% and 1.83 % for the years ended December 31, 2022 and 2021, respectively.  See “Investment Securities and Federal Reserve balances” for a discussion of the Company’s investment strategy in 2022.

Average loans and leases held for investment were $3.3 billion and $3.1 billion for the years ended December 31, 2022 and 2021, respectively.  The yield on the loan & lease portfolio was 5.00% and 4.77% for the years ended December 31, 2022 and 2021, respectively. The Company continues to experience aggressive competitor pricing for loans and leases to which it may need to respond in order to retain key customers. This could continue to place negative pressure on future loan & lease yields and net interest margin.

Average interest-bearing liabilities was $3.0 billion and $2.8 billion for the years ended December 31, 2022 and 2021, respectively.  Total interest expense on interest-bearing liabilities was $4.8 million, $4.3 million for the years ended December 31, 2022 and 2021, respectively. The average rate paid on interest-bearing liabilities was 0.16% and 0.16% for the years ended December 31, 2022 and 2021, respectively.

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

	Year Ended December 31, 2022 compared with 2021
		Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$54	$11,146	$11,200
Investment securities:
Taxable securities	3,816	1,216	5,032
Non-taxable securities	(136)	57	(79)
Total investment securities	3,680	1,273	4,953
Loans:
Real estate:
Commercial	7,805	(2,137)	5,668
Agricultural	3,081	2,385	5,466
Residential and home equity	1,168	666	1,834
Construction	(9)	1,832	1,823
Total real estate	12,045	2,746	14,791
Commercial & industrial	3,261	2,256	5,517
Agricultural	1,385	2,314	3,699
Commercial leases	(231)	448	217
Consumer and other(1)	(14,475)	7,065	(7,410)
Total loans and leases	1,986	14,828	16,814
Non-marketable securities	49	129	178
Total interest income	5,769	27,376	33,145

Interest expense:
Interest bearing deposits:
Demand	113	256	369
Savings and money market accounts	222	301	523
Certificates of deposit greater than $250,000	(48)	(193)	(241)
Certificates of deposit less than $250,000	(60)	(259)	(319)
Total interest bearing deposits	227	105	332
Subordinated debentures	8	168	176
Total interest expense	235	273	508
Net interest income	$5,534	$27,103	$32,637

(1) Consumer and other -  These decreases respresent the end of the PPP loans which were $0 and $70,765 as of December 31, 2022 and 2021 respectively.

Net interest income was $193.6 million and $160.9 million for the two years ended December 31, 2022 and 2021, respectively. The increase in net interest income was driven primarily by increased interest rates and deposit growth, which we were able to partially deploy into growing our loan portfolio. The remaining increase in interest was held in interest earning deposits and investment securities.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

	Years Ended December 31
(Dollars in thousands)	2022	2021	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$198,413	$165,268	$33,145	20.06%
Interest expense	4,840	4,332	(508)	-11.73%
Net interest income	193,573	160,936	32,637	20.28%
Provision for credit losses	6,450	1,910	(4,540)	-237.70%
Net interest income after provision for credit losses	187,123	159,026	28,097	17.67%
Non-interest income	6,178	21,056	(14,878)	-70.66%
Non-interest expense	93,560	91,761	(1,799)	-1.96%
Income before income tax expense	99,741	88,321	11,420	12.93%
Income tax expense	24,651	21,985	(2,666)	-12.13%
Net income	$75,090	$66,336	$8,754	13.20%

Net Income. For the years ended December 31, 2022 and 2021, net income was $75.1 million compared with $66.3 million, respectively.  The increase in net income was primarily the result of higher net interest income of $32.6 million. This increase was offset by a decrease in non-interest income of $14.9 million, higher provision for credit losses of $4.5 million, higher income tax expense of $2.7 million and an increase in non-interest expense of $1.8 million.

Net Interest Income and Net Interest Margin. For the year ended December 31, 2022, net interest income increased $32.6 million, or 20.28%, to $193.6 million compared with $160.9 million for the same period a year earlier.  The increase is the result of: (1) average interest earning assets increasing $435.4 million, or 9.35%, to $5.1 billion compared with $4.7 billion for the same period a year earlier; and (2) the net interest margin increasing 34 basis points to 3.80% for all of 2022 compared with 3.46% for the same period a year earlier.  The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate over the past year.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses over the life of the loan and HTM securities portfolios.

The provision for credit losses for the year ended December 31, 2022, was $6.5 million compared with $1.9 million for the same period a year ago.  For the year ended December 31, 2022, the Company incurred net charge-offs of $0.2 million compared with net recoveries of $0.2 million for the same period a year earlier.

Non-interest Income. Non-interest income decreased $14.9 million, or 70.66%, to $6.2 million for 2022 compared with $21.1 million for the same period a year earlier.  The year-over-year decrease in non-interest income was primarily due to: (1) a $10.7 million loss on the sale of investment securities versus a $2.6 gain for the same period a year earlier; and (2) $2.2 million decline in gains/(losses) on deferred compensation plan investments.

The Company recorded net gains on deferred compensation plan investments of $0.45 million in 2022 compared to net gains of $2.6 million in 2021. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense. Non-interest expense increased $1.8 million, or 1.96%, to $93.6 million for 2022 compared with $91.8 million for the same period a year ago. The year-over-year increase was primarily comprised of: (1) a $0.4 million increase in salaries and employee benefits; (2)  a $0.6 million increase in legal expenses; (3) a $0.2 million increase in FDIC insurance; (4) a $0.2 million increase in marketing expenses; and (5) an increase of $2.5 million in other miscellaneous expenses ($1.0 million of which was a provision for unused commitments). These increases were partially off-set by a $2.2 million decline in gain/(losses) on deferred compensation plan investments. For the year ended December 31, 2022, the Company’s efficiency ratio was 46.84% compared with 50.42% for the same period a year ago.

Net gains on deferred compensation plan obligations were $0.4 million in 2022 compared to net gains of $2.6 million in 2021. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense. For the year ended December 31, 2022, income tax expense was $24.7 million, compared with $22.0 million for the same period a year earlier.  For the year ended December 31, 2022, the effective tax rate was 24.72% compared with 24.89% for the same period a year ago.

Financial Condition

Total assets grew $149.7 million, or 2.89%, to $5.3 billion at December 31, 2022 compared with $5.2 billion at December 31, 2021.  Loans held for investment grew $275.2 million or 8.5% to $3.5 billion at December 31, 2022, compared with $3.2 billion at December 31, 2021.  Exclusive of SBA PPP loans, the loan portfolio grew $346 million, or 10.69%, over December 31, 2021. This data constitutes non-GAAP financial data. The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth. Total deposits increased $119.1 million, or 2.57%, to $4.8 billion at December 31, 2022 compared with $4.6 billion at December 31, 2021. The increase in total assets and deposits was primarily the result of continued strong organic deposit growth.

Investment Securities and Federal Reserve Balances

The Company’s investment portfolio decreased by less than 1.0%, to $1.0 billion at December 31, 2022. This decrease is net of the impact of $47.7 million that the Company sold for interest rate risk management purposes. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of December 31, 2022 represents 18.72% of the Company’s total assets as compared to 19.45% at December 31, 2021. Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits.

The FRB currently pays interest on the deposits that banks maintain in their FRB accounts, whereas historically banks had to sell these Federal Funds to other banks in order to earn interest. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $515 million at December 31, 2022 and $663 million at December 31, 2021.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as held-to-maturity and are carried at amortized cost, net of an allowance for credit losses, when the Company has the intent and ability to hold the securities to maturity. See Note 2 “Investment Securities” to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, net of related income taxes. As of December 31, 2022, the Company held no investment securities from any issuer (other than the U.S. Treasury or an agency of the U.S. government or a government-sponsored entity) that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

	As of December 31,
(Dollars in thousands)	2022	2021
Available-for-Sale Securities
U.S. Treasury notes	$4,964	$10,089
U.S. Government-sponsored securities	4,427	6,374
Mortgage-backed securities(1)	132,528	251,120
Collateralized mortgage obligations(1)	1,054	2,436
Corporate securities	9,581	-
Other	310	435
Total available-for-sale securities	$152,864	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31,
(Dollars in thousands)	2022	2021
Held-to-Maturity Securities
Mortgage-backed securities(1)	$702,858	$596,775
Collateralized mortgage obligations(1)	80,186	73,781
Municipal securities(2)	61,909	66,496
Total held-to-maturity securities	$844,953	$737,052

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

The following table shows the carrying value for contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

Investment Securities	As of December 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale
U.S. Treasury notes	$4,964	2.37%	$-	0.00%	$-	0.00%	$-	0.00%	$4,964	2.37%
U.S. Government-sponsored securities	3	2.17%	53	2.29%	380	4.52%	3,991	4.52%	4,427	4.29%
Mortgage-backed securities(1)	13	2.82%	16,460	2.31%	15,156	2.41%	100,899	1.82%	132,528	1.95%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,054	2.35%	1,054	2.35%
Corporate securities	-	0.00%	9,581	3.13%	-	0.00%	-	0.00%	9,581	3.13%
Other	310	4.60%	-	0.00%	-	0.00%	-	0.00%	310	4.60%
Total debt securities available-for-sale	$5,290	2.50%	$26,094	2.61%	$15,536	2.46%	$105,944	1.93%	$152,864	2.11%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$18,197	1.22%	$684,661	1.90%	$702,858	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	80,186	1.80%	80,186	1.80%
Municipal securities	883	5.92%	8,058	3.98%	15,670	3.70%	37,691	4.83%	62,302	4.45%
Total securities held-to-maturity	$883	5.92%	$8,058	3.98%	$33,867	2.37%	$802,538	2.03%	$845,346	2.07%

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

Expected maturities may differ from contractual maturities because issuers may have the right to call obligations with or without penalties including prepayments on mortgage-backed securities. The Company evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

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

Real Estate Construction – These are loans for acquisition, development and construction and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with a successful track record; for projects in our service area; with Loan to Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are made only when there is an approved take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

Home Equity Lines and Loans – These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $500,000; but can be made for up to $1,000,000 in high cost counties. Combined Loan To Value (CLTV) does not exceed 75%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position

Agricultural – These are non-real estate loans and lines of credit made to farmers to finance agricultural production. Lines of credit are extended to finance the seasonal needs of farmers during peak growing periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on livestock, crops, crop proceeds and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a processing plant, or orchard/vineyard development; have maturities from five to seven years; and fixed rates that are most often tied to treasury indices or variable rates tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

In order to be responsive to borrower needs, the Company prices loans and leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K for further details.

Overall, the Company's loan & lease portfolio at December 31, 2022 totaled $3.5 billion, an increase of $275.2 million or 8.50% over December 31, 2021. Exclusive of SBA PPP loans, the loan portfolio grew $346.0 million, or 10.69%, over December 31, 2021. This increase in the non-PPP loans occurred as a result of: (1) the Company’s business development efforts directed toward credit-qualified borrowers; and (2) expansion of our service area into the East Bay of San Francisco and Napa County. This data constitutes non-GAAP financial data.  The Company believes that excluding the temporary effect of the PPP loans furnishes useful information regarding the Company’s growth.

The following table sets forth the distribution of the loan & lease portfolio by type and percent at the end of each period presented:

	December 31,
	2022		2021
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,328,691	37.73%	$1,167,516	35.95%
Agricultural	726,938	20.64%	672,830	20.72%
Residential and home equity	387,753	11.01%	350,581	10.79%
Construction	166,538	4.73%	177,163	5.45%
Total real estate	2,609,920	74.11%	2,368,090	72.91%
Commercial & industrial	478,758	13.59%	427,799	13.17%
Agricultural	314,525	8.93%	276,684	8.52%
Commercial leases	112,629	3.20%	96,971	2.99%
Consumer and other(1)	5,886	0.17%	78,367	2.41%
Total gross loans and leases	$3,521,718	100.00%	$3,247,911	100.00%
(1) Includes SBA PPP  loans of $0 and $70,765 as of December 31, 2022 and December 31, 2021, respectively.

The following table shows the maturity distribution and interest rate sensitivity of the loan portfolio of the Company as of December 31, 2022.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$61,340	$326,671	$889,041	$51,639	$1,328,691
Agricultural	26,588	172,766	452,249	75,335	726,938
Residential and home equity	384	4,143	117,421	265,805	387,753
Construction	94,238	72,300	-	-	166,538
Total real estate	182,550	575,880	1,458,711	392,779	2,609,920
Commercial & industrial	216,019	181,520	75,093	6,126	478,758
Agricultural	197,010	98,898	18,617	-	314,525
Commercial leases	45,503	61,377	5,749	-	112,629
Consumer and other	753	3,989	1,144	-	5,886
Total gross loans and leases	$641,835	$921,664	$1,559,314	$398,905	$3,521,718
Rate Structure for Loans
Fixed Rate	$116,749	$475,248	$1,158,859	$255,628	$2,006,484
Adjustable Rate	525,086	446,416	400,455	143,277	1,515,234
Total gross loans and leases	$641,835	$921,664	$1,559,314	$398,905	$3,521,718

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as nonaccrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $571,000 and $516,000 for the years ended December 31, 2022 and 2021, respectively.

Restructured Loans and Leases - A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the borrower that it would not otherwise consider, except when subject to the CARES Act and H.R. 133, as discussed below. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on non-accrual status at the time they become TDR loans or leases, remain on non-accrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as collateral dependent and are individually evaluated for impairment.

At December 31, 2022, restructured loans totaled $1.3 million compared with $2.3 million at December 31, 2021, all of which were performing. See Note 4 “Loans and Leases” to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at December 31, 2022, and at December 31, 2021.

Not included in the table below, but relevant to a discussion of asset quality are loans that were granted some form of relief because of COVID-19 but were not considered TDRs because of the CARES Act and H.R. 133. Since April 2020, we have restructured $304.0 million of loans under the CARES Act and H.R. 133 guidelines (see “Part I, Introduction - COVID-19 (Coronavirus) Disclosure”).  At December 31, 2022, all loans that were restructured as part of the CARES Act, have returned to the contractual terms and conditions of the loans, without exception.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those non-accrual loans that are troubled debt restructured loans, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands)	2022	2021
Non-performing assets:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$403	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	168	-
Total real estate	571	18
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	571	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-performing loans and leases	$571	$516
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$1,444	$1,389
Performing TDRs	$1,311	$1,824

Selected ratios:
Non-performing loans to total loans and leases	0.02%	0.02%
Non-performing assets to total assets	0.03%	0.03%

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 4. “Loans and Leases”, located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for an allocation of the allowance classified to collateral dependent loans and leases.

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of December 31, 2022, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However:

•
The State of California experienced drought conditions from 2013 through most of 2016. After 2016, reasonable levels of rain and snow alleviated drought conditions in our primary service area, but the winter of 2020-2021 and 2021-2022 were once again dry (although 2023 has begun with significant levels of rain and snow). Despite this, the availability of water in our primary service area was not an issue for the 2022 growing season. However, the weather patterns over the past nine years further reinforce the fact that the long-term risks associated with the availability of water are significant.

•
While significant progress has been made in fighting the COVID-19 virus, particularly with the development of vaccines, the effects of COVID-19 are still with us, and it is impossible to predict the ultimate impact on classified and non-performing loans and leases (see Part I. “Introduction - COVID-19 (Coronavirus) Disclosure”).

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under the guidance of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan & lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to collateral dependent loans and leases; general reserves for current expected credit losses related to loans and leases that are not collateral dependent; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. See Note 1, located in “Item 8. Financial Statements and Supplementary Data” for a detailed discussion on the Company’s allowance for credit losses.

The following table sets forth the activity in our ACL for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses:
Balance at beginning of year	$61,007	$58,862
Provision / (recapture) for credit losses	6,057	1,910
Charge-offs:
Real estate:
Commercial	(170)	-
Agricultural	-	-
Residential and home equity	(25)	-
Construction	-	-
Total real estate	(195)	-
Commercial & industrial	(324)	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(62)	(44)
Total charge-offs	(581)	(44)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	131	98
Construction	-	-
Total real estate	131	98
Commercial & industrial	195	99
Agricultural	53	55
Commercial leases	-	-
Consumer and other	23	27
Total recoveries	402	279
Net charge-offs / recoveries	(179)	235

Balance at end of year	$66,885	$61,007

Selected financial information:
Gross loans and leases held for investment	$3,512,361	$3,237,177
Average loans and leases	3,278,931	3,084,339
Non-performing loans and leases	571	516
Allowance for credit losses to non-performing loans and leases	11713.66%	11823.06%
Net charge-offs / (recoveries) to average loans and leases	0.01%	(0.01%)
Provision for credit losses to average loans and leases	0.18%	0.06%
Allowance for credit losses to loans and leases held for investment	1.90%	1.88%

The increase in ACL in both 2021 and 2022 was primarily related to higher expected probable losses inherent in the loan portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment and overall growth in the loan portfolio.

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:

	December 31,
	2022		2021
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Dollars	Percent of Each Loan Type to Total Loans
Allowance for credit losses:
Real estate:
Commercial	$18,055	37.73%	$28,536	35.95%
Agricultural	14,496	20.64%	9,613	20.72%
Residential and home equity	7,508	11.01%	2,847	10.79%
Construction	3,026	4.73%	1,456	5.45%
Total real estate	43,085	74.11%	42,452	72.91%
Commercial & industrial	11,503	13.59%	11,489	13.17%
Agricultural	10,202	8.93%	5,465	8.52%
Commercial leases	1,924	3.20%	938	2.99%
Consumer and other	171	0.17%	663	2.41%
Total allowance for credit losses	$66,885	100.00%	$61,007	100.00%

Deposits

Total deposits were $4.76 billion and $4.64 billion as of December 31, 2022 and 2021, respectively. In addition to the Company’s ongoing business development activities for deposits, in management’s opinion the following factors positively impacted year-over-year deposit growth: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Oakland, Concord and Napa.

Non-interest bearing demand deposits increased to $1.76 billion, or 36.96% of total deposits, as of December 31, 2022 from $1.75 billion, or 37.72% of total deposits, as of December 31, 2021. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

Total deposits have increased 2.57% since December 31, 2021:

•	Demand and interest-bearing transaction accounts totaled $2.88 billion at December 31, 2022, an increase of $36.1 million, or 1.27% from $2.85 billion held at December 31, 2021.
•	Savings and money market accounts increased $144.1 million, or 10.29%, to $1.54 billion at December 31, 2022 compared with $1.40 billion at December 31, 2021.
•	Certificates of deposit accounts decreased $61.1 million, or 15.56%, to $331.4 million at December 31, 2022 compared with $392.5 million at December 31, 2021.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	As of December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$1,120,198	1,497	0.13%	$1,024,009	1,128	0.11%	$787,306	1,618	0.21%
Savings and money market	1,542,310	1,981	0.13%	1,352,258	1,458	0.11%	1,128,623	2,724	0.24%
Certificates of deposit greater than $250,000	157,623	460	0.29%	170,040	701	0.41%	220,952	2,535	1.15%
Certificates of deposit less than $250,000	215,044	411	0.19%	235,746	730	0.31%	268,294	2,236	0.83%
Total interest bearing deposits	3,035,175	4,349	0.14%	2,782,053	4,017	0.14%	2,405,175	9,113	0.38%
Non-interest bearing deposits	1,751,797			1,610,611			1,232,874
Total deposits	$4,786,972	$4,349	0.09%	$4,392,664	$4,017	0.09%	$3,638,049	$9,113	0.25%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The significant increase in short-term interest rates during 2022 has placed pressure on deposit pricing, and we will continue to manage this ongoing impact through careful deposit pricing.  The average cost of deposits, including non-interest bearing deposits was 0.09% for all of 2022 and all of 2021.

The following table shows deposits with a balance greater than $250,000 at December 31, 2022 and 2021:
	December 31
(Dollars in thousands)	2022	2021
Non-Maturity Deposits greater than $250,000	$2,872,754	$2,708,576
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	45,078	59,591
3 months to 6 months	30,426	37,182
6 months to 12 months	44,189	59,945
More than 12 months	9,153	12,147
Total certificates of deposit greater than $250,000	$128,846	$168,865
Total deposits greater than $250,000	$3,001,600	$2,877,441

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At December 31, 2022 and 2021, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2022 or 2021. There were no Federal Funds purchased or advances from the FRB at December 31, 2022 or 2021.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is March 17, 2023) and the rate was 7.59% as of December 31, 2022. The average rate paid for these securities was 4.76% in 2022 and 3.06% in 2021. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $485.3 million at December 31, 2022, and $463.1 million at the end of 2021.

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

Management believes that the Bank meets the requirements to be categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of December 31, 2022 and 2021.

The following table sets forth our capital ratios:

	Minimum to be Categorized as "Well Capitalized" under Prompt Corrective Action Regulations	As of December 31,
(Dollars in thousands)		2022	2021
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	N/A	11.57%	11.68%
Tier 1 capital to risk-weighted assets	N/A	11.80%	11.94%
Risk-based capital to risk-weighted assets	N/A	13.06%	13.19%
Tier 1 leverage capital ratio	N/A	9.36%	8.92%

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	6.50%	11.79%	11.91%
Tier 1 capital to risk-weighted assets	8.00%	11.79%	11.91%
Risk-based capital to risk-weighted assets	10.00%	13.04%	13.17%
Tier 1 leverage capital ratio	5.00%	9.35%	8.91%

On November 15, 2021, the Board of Directors reauthorized the Company’s share repurchase program for up to $20.0 million of the Company’s common stock (“Repurchase Plan”), representing approximately 4% of outstanding shareholders’ equity.  Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represents approximately 4% of outstanding shareholders’ equity.

During 2022, the Company repurchased 21,309 shares under the Repurchase Plan, for a total of $20.3 million.

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

The following table sets forth our off-balance sheet lending commitments as of December 31, 2022:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,141,036	$423,956	$203,186	$476,671	$37,223
Standby letters of credit	17,138	10,770	4,468	1,470	430
Total off-balance sheet commitments	$1,158,174	$434,726	$207,654	$478,141	$37,653

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

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Additionally, the Company maintains a reserve for off balance sheet commitments, which totaled $ 2.1 million and $315,000 at December 31, 2022 and 2021, respectively.

The allowance for credit losses - unfunded loan commitments was $2.1 million at December 31, 2022 compared to $0.3 million at December 31, 2021. The increase in ACL in 2022 was primarily related to higher expected probable losses inherent in the loan portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment and overall growth in the loan portfolio.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at December 31, 2022:

	As of December 31, 2022
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$757,866	$757,866	$-	$757,866	$1,225,175
Federal Reserve BIC	650,925	650,925	-	650,925	883,754
FHLB Fed Funds	18,000	18,000	-	18,000	-
US Bank Fed Funds	35,000	35,000	-	35,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
Total additional liquidity sources	$1,511,791	$1,511,791	$-	$1,511,791	$2,108,929

We believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the foreseeable future.  As of December 31, 2022, we had $958 million in cash and unencumbered investment securities; $2.1 million in investment securities and $2.1 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources.

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

Our primary investing activities are the origination of loans, and purchases and sales of investment securities. As of December 31, 2022, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $17.1 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 200 basis points. As of the periods presented, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm (Eide Bailly LLP, San Ramon, California, PCAOB ID: 286) Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, California, PCAOB ID: 659)	70
Consolidated Financial Statements
Consolidated Statements of Financial Condition as of December 31, 2022, and 2021	74
Consolidated Statements of Income for the three years ended December 31, 2022, 2021 and 2020	75
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020	76
Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2022, 2021 and 2020	77
Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020	78
Notes to the Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Farmers & Merchants Bancorp
Lodi, California

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2022 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses – Loans and Leases
The Company has a gross loan portfolio of $3.5 billion and related allowance for credit losses (ACL) of $66.9 million as of December 31, 2022. As discussed in Notes 1 & 5 of the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.
Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.
Our considerations and procedures performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

•
Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification, determination and controls related to the significant assumptions used in the models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

•	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

•
Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s identification and measurement of qualitative factors.

•	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation, including management’s controls.

•	Testing the mathematical accuracy and computation of the ACL.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2022.

San Ramon, California
March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
Sacramento, California
March 16, 2022
We have served as the Company’s auditor from 2013 through 2022.

Farmers & Merchants Bancorp
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
ASSETS
Cash and due from banks	$73,358	$52,499
Interest bearing deposits with banks	514,899	662,961
Total cash and cash equivalents	588,257	715,460
Securities available-for-sale, at fair value	152,864	270,454
Securities held-to-maturity, fair value $688,393 and $725,841, respectively	845,346	737,052
Allowance for credit losses - securities	(393)	-
Total investment securities	997,817	1,007,506
Non-marketable securities	15,549	15,549
Loans and leases held for investment	3,512,361	3,237,177
Allowance for credit losses - loans and leases	(66,885)	(61,007)
Loans held for investment, net	3,445,476	3,176,170
Bank-owned life insurance	73,038	71,411
Premises and equipment, net	49,476	47,730
Deferred income tax assets	31,507	25,542
Accrued interest receivable	21,602	18,098
Goodwill	11,183	11,183
Other intangibles	2,809	3,402
Other real estate owned	873	873
Other assets	89,812	84,796
TOTAL ASSETS	$5,327,399	$5,177,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,758,793	$1,750,330
Interest bearing:
Demand	1,125,014	1,097,337
Savings and money market	1,544,062	1,400,000
Certificates of deposit	331,400	392,485
Total interest bearing	3,000,476	2,889,822
Total deposits	4,759,269	4,640,152
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	72,512	64,122
Total Liabilities	4,842,091	4,714,584

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 768,337 and 789,646 issued and outstanding at December 31, 2022 and 2021, respectively	8	8
Additional paid-in capital	57,206	77,516
Retained earnings	449,932	387,331
Accumulated other comprehensive (loss), net of taxes	(21,838)	(1,719)
TOTAL SHAREHOLDERS’ EQUITY	485,308	463,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,327,399	$5,177,720

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2020
Interest income
Interest and fees on loans and leases	$164,022	$147,208	$143,383
Interest and dividends on securities	22,289	17,158	14,704
Interest on deposits with others	12,102	902	1,207
Total interest income	198,413	165,268	159,294

Interest expense
Deposits	4,349	4,017	9,113
Subordinated debentures	491	315	378
Total interest expense	4,840	4,332	9,491
Net interest income	193,573	160,936	149,803
Provision for credit losses	6,450	1,910	4,500
Net interest income after provision for credit losses	187,123	159,026	145,303
Non-interest income
Card processing	7,123	6,959	5,536
Service charges on deposit accounts	2,794	2,972	2,637
Increase in cash surrender value of BOLI	2,233	2,175	2,088
Net (loss)/gain on sale of investment securities available-for-sale	(10,689)	2,554	40
Net gain on deferred compensation benefits	451	2,614	1,777
Other	4,266	3,782	2,976
Total non-interest income	6,178	21,056	15,054
Non-interest expense
Salaries and employee benefits	64,250	63,860	56,950
Net gain on deferred compensation benefits	451	2,614	1,777
Occupancy	4,717	4,675	4,640
Data Processing	4,968	4,967	4,994
FDIC insurance	1,444	1,237	517
Marketing	1,324	1,097	922
Legal	737	140	128
Other	15,669	13,171	12,478
Total non-interest expense	93,560	91,761	82,406
INCOME BEFORE INCOME TAXES	99,741	88,321	77,951
Income tax expense	24,651	21,985	19,217
NET INCOME	$75,090	$66,336	$58,734

Earnings per common share:
Basic	$96.55	$84.01	$74.03
Diluted	$96.55	$84.01	$74.03

Weighted average number of common shares
Basic	777,726	789,646	793,337
Diluted	777,726	789,646	793,337

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$75,090	$66,336	$58,734
Other comprehensive income
Unrealized holding (losses)/gains on available-for-sale debt securities	(39,015)	(17,986)	13,905
Reclassification adjustment for losses/(gains) on available-for-sale debt securities	10,689	(2,554)	(40)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	(238)	(457)	-
Net unrealized holding (losses)/gains on available-for-sale debt securities	(28,564)	(20,997)	13,865
Income tax benefit/(expense)	8,445	6,207	(4,099)
Other comprehensive (loss)/income, net of tax	(20,119)	(14,790)	9,766
Total comprehensive income	$54,971	$51,546	$68,500

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2020	793,033	$8	$79,947	$286,036	$3,305	$369,296
Net income	-	-	-	58,734	-	58,734
Other comprehensive income, net of tax	-	-	-	-	9,766	9,766
Cash dividends declared ($14.75 per share)	-	-	-	(11,700)	-	(11,700)
Issuance of common stock	523	-	403	-	-	403
Repurchase of common stock	(3,910)	-	(2,834)	-	-	(2,834)
Balance as of December 31, 2020	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	66,336	-	66,336
Other comprehensive loss, net of tax	-	-	-	-	(14,790)	(14,790)
Cash dividends declared ($15.30 per share)	-	-	-	(12,075)	-	(12,075)
Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	75,090	-	75,090
Other comprehensive loss, net of tax	-	-	-	-	(20,119)	(20,119)
Cash dividends declared ($16.15 per share)	-	-	-	(12,489)	-	(12,489)
Repurchase of common stock	(21,309)	-	(20,310)	-	-	(20,310)
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$75,090	$66,336	$58,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,450	1,910	4,500
Depreciation and amortization	2,428	2,632	2,769
Net amortization of securities premiums and discounts	376	1,446	1,159
Increase in cash surrender value of BOLI	(2,233)	(2,175)	(2,088)
Decrease/(increase) in deferred income taxes, net	4,330	(880)	(1,962)
Loss/(gains) on sale of securities available-for-sale	10,689	(2,554)	(40)
Net changes in:
Other assets	(8,262)	(12,432)	(818)
Other liabilities	12,910	5,680	(4,135)
Net cash provided by operating activities	101,778	59,963	58,119
Cash flows from investing activities:
Net change in loans held for investment	(275,061)	(137,216)	(427,049)
Purchase of available-for-sale securities	(10,217)	(257,231)	(670,550)
Purchase of held-to-maturity securities	(173,907)	(395,176)	(22,020)
Purchase of non-marketable securities	-	(2,856)	-
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	88,504	458,855	383,257
Proceeds from maturities, calls and pay downs of held-to-maturity securities	65,493	43,287	13,299
Purchase of premises and equipment	(4,190)	(2,069)	(7,709)
Purchase of other investments	(6,600)	(8,192)	(6,063)
Redemption of other investments	-	2,752	-
Proceeds from bank-owned life insurance	606	-	-
Proceeds from sale of assets	73	1,696	81
Net cash used in investing activities	(315,299)	(296,150)	(736,754)
Cash flows from financing activities:
Net increase in deposits	119,117	579,885	782,248
Cash dividends paid	(12,489)	(12,075)	(11,700)
Net cash used in share repurchase of common stock	(20,310)	-	(2,834)
Net provided by financing activities	86,318	567,810	767,714
Net change in cash and cash equivalents	(127,203)	331,623	89,079
Cash and cash equivalents, beginning of year	715,460	383,837	294,758
Cash and cash equivalents, end of year	$588,257	$715,460	$383,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,785	$4,369	$10,903
Income taxes paid	$12,469	$29,941	$9,581
Issuance of common stock	$-	$-	$403

Supplemental disclosures of non-cash transactions:
Investment securities available-for-sale transferred to held-to-maturity	$-	$316,925	$-
Unrealized (losses)/gains on securities available for sale	$28,326	$20,540	$(13,865)
Lease liabilities arising from obtaining right-of-use assets	$-	$295	$-

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

The Company’s other wholly-owned subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), FMCB Statutory Trust I is a non-consolidated subsidiary.

Through its network of 29 banking offices and 3 free-standing ATMs, F&M Bank emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium-sized businesses, a broad range of retail banking services are also made available to the local consumer market.  F&M Bank branches are located through the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties and the east region of the San Francisco Bay Area including Napa, Alameda and Contra Costa counties.

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

F&M Bank also offers a wide range of deposit products. These include checking, savings, money market, time certificates of deposit, individual retirement accounts and online banking services for both business and personal accounts.

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

Investment securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as held-to-maturity are carried at cost, net of the allowance for credit losses – securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as available-for-sale are measured at fair value.  Unrealized holding gains and losses on debt securities classified as available-for-sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income (or loss) (AOCI), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

Allowance for Credit Losses – Securities — Management measures expected credit losses on held-to- maturity debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 2 – Investment securities.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that, the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that, the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 1—Summary of Significant Accounting Policies—Continued

Restructured loan and leases — A restructuring of a loan or lease constitutes a TDR under ASC 310-40, if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the borrower that it would not otherwise consider, except when subject to the CARES Act and H.R. 133, as discussed below. Restructured loans or leases typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms. If the restructured loan or lease was current on all payments at the time of restructure and management reasonably expects the borrower will continue to perform after the restructure, management may keep the loan or lease on accrual. Loans and leases that are on non-accrual status at the time they become TDR loans or leases, remain on non-accrual status until the borrower demonstrates a sustained period of performance, which the Company generally believes to be six consecutive months of payments, or equivalent. A loan or lease can be removed from TDR status if it was restructured at a market rate in a prior calendar year and is currently in compliance with its modified terms. However, these loans or leases continue to be classified as collateral dependent and are individually evaluated for impairment.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law and was amended and extended by the Consolidated Appropriations Act of 2021 (“H.R. 133”) on December 21, 2020. The CARES Act and H.R. 133 provide financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to modifications for a limited period to account for the effects of COVID-19. In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. As of December 31, 2022, all loans that were restructured as part of the CARES Act have returned to the contractual terms and conditions of the loans, without exception.

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

Management has determined to use a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses. Management has determined a representative period for a full credit cycle would be from 2008 to 2022 (fifteen-year credit cycle). Management has collected historical loss information on its own loan portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from the Federal regulators on the Uniform Bank Performance Report (“UBPR”).

Federal Regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes 181 banks across the nation. The model calculates the mean historical loss rate over the 15-year economic cycle for both the Bank and its peer group. The model calculates the stressed historical loss rate over the 15-year economic cycle for both the Bank and its peer group.

Management evaluates macro and micro economic information as well as internal trends in credit performance on the Company’s loan portfolio to determine where they believe it is in an economic credit cycle. Depending upon estimations of what point in the credit cycle the current economy may exist, management adjusts, on a quantitative basis, historical loss rates either upwards or downwards from the mean. If Management believes we are nearing the end on a credit cycle, the Company may adjust historical losses in increments higher from the mean (e.g. one standard deviation from the mean). If the Company believes that we are in the recovery stage of a credit cycle, it may adjust historical losses downwards from the mean. Management understands that historical credit losses may not exactly follow a normal bell-shaped curve, but that the approach provides consistency across all loan segments as well as a measured probability of credit loss coverage.

Management evaluated current economic metrics as its basis to determine that it believes that the U.S. economy is at the beginning of an economic recession. Based on this determination, management has used a one-standard deviation from the mean to capture 68.2% of all credit losses over the 15-year economic cycle.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 1—Summary of Significant Accounting Policies—Continued
Management used the duration of each loan segment to estimate the remaining life of loans to ensure that the model covers credit losses over the expected life of such loans.

Management will continue to employ the use of qualitative factors as defined by the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“SR 2006-17”). Management will consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, as defined in the Interagency Guidance, including but not limited to:

◾	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

◾
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

◾	Changes in the nature and volume of the portfolio and in the terms of loans.

◾	Changes in the experience, ability, and depth of lending management and other relevant staff.

◾	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

◾	Changes in the quality of the institution’s loan review system.

◾	Changes in the value of underlying collateral for collateral-dependent loans.

◾	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

◾	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 1—Summary of Significant Accounting Policies—Continued
Bank-owned life insurance (“BOLI”) — The Bank has purchased life insurance policies. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with certain employee benefit plans. It is the Bank’s intent to hold these policies as a long-term investment; however, there may be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. BOLI is carried at the cash surrender value (“CSV”) of the underlying insurance contract. Changes in the CSV and any death benefits received in excess of the CSV are recognized as non-interest income.

Goodwill — Goodwill represents the excess of the purchase considerations paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually as of December 31, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that, the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment compares the reporting unit’s estimated fair values, including goodwill, to its carrying amount. If the carrying amount exceeds its reporting unit’s fair value, then an impairment loss would be recognized as a charge to earnings but is limited by the amount of goodwill allocated to that reporting unit.

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

We record an operating lease right of use (“ROU”) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 1—Summary of Significant Accounting Policies—Continued
at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from property owners plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when appropriate. A majority of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Allowance for credit losses - unfunded loan commitments — An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb current expected credit losses associated with the contractual life of the Banks’ commitments to lend funds under existing agreements such as letters or lines of credit. The Banks use a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in non-interest expense and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated statements of financial condition.

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

Basic and diluted earnings per common share — The Company’s common stock is not traded on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.” The shares are primarily held by local residents and are not actively traded. Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share.

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

The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and operates as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as customer needs and demands change.

Loss contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such loss contingencies that will have a material and adverse effect on the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 1—Summary of Significant Accounting Policies—Continued
Advertising costs — Advertising costs are expensed when incurred and totaled $1.3 million in 2022, $1.1 million in 2021, and $0.9 million in 2020.

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024.  We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from the FASB and its impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. ASU 2021-01 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. We have not elected to apply these amendments; however, we will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from the FASB and its impact on our financial condition and results of operations.

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

These amendments require vintage disclosures including current-period gross write-offs by year of origination for financing receivables. Gross write-off information must be included in the vintage disclosures in accordance with ASC 326-20-50-6, which requires disclosure of the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company has elected to adopt this portion of the amendments in the current year.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively, though for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 1—Summary of Significant Accounting Policies—Continued
period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to the vintage disclosures. ASU 2022-02 will be effective for the Company on January 1, 2023. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. We have not elected to apply amendments at this time, however, will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

Adoption of New Accounting Standard — The Accounting Standards Codification™ (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard Updates (“ASU”) to its ASC. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

On January 1, 2022, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of  Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL. The Company adopted ASC 326 using the modified retrospective method for all financials assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

In adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) method was most appropriate given the Company’s current size and complexity.

The implementation of CECL did not result in any material change in the amount of the Company’s December 31, 2021 Allowance for Credit Losses, therefore, no adjustment to Shareholders’ Equity was made as of January 1, 2022.

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

The following table illustrates the pre-tax impact of the adoption of this ASU:

	January-2022
(Dollars in thousands)	Reported under ASC 326	Reported Pre- Adoption	Impact of ASC 326 Adoption
Allowance for credit losses:
Real estate:
Commercial	$(17,379)	$(28,536)	$11,157
Agricultural	(14,580)	(9,613)	(4,967)
Residential and home equity	(5,879)	(2,847)	(3,032)
Construction	(3,311)	(1,456)	(1,855)
Total real estate	(41,149)	(42,452)	1,303
Commercial & industrial	(11,417)	(11,489)	72
Agricultural	(6,363)	(5,465)	(898)
Commercial leases	(1,567)	(938)	(629)
Consumer and other	(511)	(663)	152
Total allowance for credit losses on loans	$(61,007)	$(61,007)	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2022
U.S. Treasury notes	$4,989	$-	$25	$4,964
U.S. Government-sponsored securities	4,430	21	24	4,427
Mortgage-backed securities(1)	162,314	9	29,795	132,528
Collateralized mortgage obligations(1)	1,085	-	31	1,054
Corporate securities	10,043	-	462	9,581
Other	310	-	-	310
Total available-for-sale securities	$183,171	$30	$30,337	$152,864

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
U.S. Treasury notes	$9,938	$151	$-	$10,089
U.S. Government-sponsored securities	6,351	62	39	6,374
Mortgage-backed securities(1)	253,300	3,200	5,380	251,120
Collateralized mortgage obligations(1)	2,412	24	-	2,436
Other	435	-	-	435
Total available-for-sale securities	$272,436	$3,437	$5,419	$270,454

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of December 31, 2022
Municipal securities	$62,302	$49	$209	$62,142	$393
Mortgage-backed securities(1)	702,858	29	141,121	561,766	-
Collateralized mortgage obligations(1)	80,186	-	15,701	64,485	-
Total held-to-maturity securities	$845,346	$78	$157,031	$688,393	$393

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 2—Investment Securities—Continued
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2021
Municipal securities	$66,496	$701	$-	$67,197
Mortgage-backed securities(1)	596,775	45	11,764	585,056
Collateralized mortgage obligations(1)	73,781	36	229	73,588
Total held-to-maturity securities	$737,052	$782	$11,993	$725,841

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts and (v) whether or not such securities are guaranteed or pre-refunded by the issuers.

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2022
U.S.Treasury notes	$4,964	$25	$-	$-	$4,964	$25
U.S. Government-sponsored securities	378	1	1,326	23	1,704	24
Mortgage-backed securities(1)	35,117	1,639	96,589	28,156	131,706	29,795
Collateralized mortgage obligations(1)	1,054	31	-	-	1,054	31
Corporate securities	-	-	9,581	462	9,581	462
Total available-for-sale securities	$41,513	$1,696	$107,496	$28,641	$149,009	$30,337

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 2—Investment Securities—Continued
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

As of December 31, 2022, the Company held 195 available-for-sale securities of which 94 were in an unrealized loss position for less than twelve months and 75 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to impaired. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity debt securities by major type:

	December 31, 2022
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$-	$-	$-	$-
Provision for credit losses	393	-	-	393
Ending Balance	$393	$-	$-	$393

The amortized cost and estimated fair values of investment securities at December 31, 2022 by contractual maturity are shown in the following tables:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,316	$5,290	$883	$883
After one year through five years	27,290	26,094	8,058	8,004
After five years through ten years	17,241	15,536	33,867	32,030
After ten years	133,324	105,944	802,538	647,476
Total	$183,171	$152,864	$845,346	$688,393

Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 2—Investment Securities—Continued

The Company monitors the credit quality of those held-to-maturity debt securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity municipal debt securities by credit rating at December 31, 2022:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2022
Municipal securities	$19,380	$388	$42,534	$62,302
Total	$19,380	$388	$42,534	$62,302

As of December 21, 2022, there were no past due principal or interest payments associated with these securities.

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2022	$51,359	$2	$10,691
2021	301,320	5,570	3,016
2020	5,080	40	-

Pledged Securities
As of December 31, 2022, securities carried at $479 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $426 million at December 31, 2021.
Note 3—Federal Home Loan Bank Stock and Other Non-Marketable Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Non-Marketable Securities on the Company’s consolidated statements of financial condition and totaled $15.5 million at both December 31, 2022 and 2021.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,328,691	$1,167,516
Agricultural	726,938	672,830
Residential and home equity	387,753	350,581
Construction	166,538	177,163
Total real estate	2,609,920	2,368,090
Commercial & industrial	478,758	427,799
Agricultural	314,525	276,684
Commercial leases	112,629	96,971
Consumer and other(1)	5,886	78,367
Total gross loans and leases	3,521,718	3,247,911
Unearned income	(9,357)	(10,734)
Total net loans and leases	3,512,361	3,237,177
Allowance for credit losses	(66,885)	(61,007)
Total loans and leases held-for-investment, net	$3,445,476	$3,176,170

(1) Includes SBA PPP loans of $0 and $70,765 as of December 31, 2022 and December 31, 2021, respectively.

Paycheck Protection Program (“PPP”)—Under the CARES Act and H.R. 133, the U.S. Small Business Administration (“SBA”) was directed by Congress to provide loans to small businesses with less than 500 employees to assist these businesses in meeting their payroll and other financial obligations during the COVID-19 pandemic. These government guaranteed loans were made with an interest rate of 1%, a risk weight of 0% under risk-based capital rules, have a term of 2 to 5 years, and under certain conditions the SBA will forgive them. The Bank actively participated in the PPP, and since April 2020, the Bank has funded $494.39 million of loans for 2,680 small business customers. As of December 2022 and 2021, PPP loans outstanding were $0 and $70.8 million, respectively.

At December 31, 2022, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.2 billion and $884 million, respectively. The borrowing capacity on these loans was $758.0 million from FHLB and $651.0 million from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following tables show an aging analysis of the loan & lease portfolio, including unearned income, by the time past due at December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,319,911	$-	$-	$403	$403	$1,320,314
Agricultural	726,938	-	-	-	-	726,938
Residential and home equity	387,753	-	-	-	-	387,753
Construction	166,370	-	-	168	168	166,538
Total real estate	2,600,972	-	-	571	571	2,601,543
Commercial & industrial	478,758	-	-	-	-	478,758
Agricultural	314,525	-	-	-	-	314,525
Commercial leases	111,649	-	-	-	-	111,649
Consumer and other	5,789	97	-	-	97	5,886
Total loans and leases, net	$3,511,693	$97	$-	$571	$668	$3,512,361

	December 31, 2021
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,156,879	$459	$-	$-	$459	$1,157,338
Agricultural	672,812	-	-	18	18	672,830
Residential and home equity	350,492	89	-	-	89	350,581
Construction	177,163	-	-	-	-	177,163
Total real estate	2,357,346	548	-	18	566	2,357,912
Commercial & industrial	427,799	-	-	-	-	427,799
Agricultural	276,186	-	-	498	498	276,684
Commercial leases	96,415	-	-	-	-	96,415
Consumer and other	78,363	4	-	-	4	78,367
Total loans and leases, net	$3,236,109	$552	$-	$516	$1,068	$3,237,177

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

Non-accrual loans are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans and leases:
Non-accrual loans and leases, not TDRs
Real estate:
Commercial	$403	$-
Agricultural	-	18
Residential and home equity	-	-
Construction	168	-
Total real estate	571	18
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	571	18
Non-accrual loans and leases, are TDRs
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & Industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total non-accrual loans and leases	$571	$516

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category:

	December 31,
(Dollars in thousands)	2022	2021
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial	$-	$41
Agricultural	-	-
Residential and home equity	1,305	1,522
Construction	-	-
Total real estate	1,305	1,563
Commercial & industrial	6	260
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	1
Subtotal	1,311	1,824
Non-accruing TDR loans and leases
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	498
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	498
Total TDR loans and leases	$1,311	$2,322

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 4—Loans and Leases—Continued

The following table summarizes TDRs outstanding by year of occurrence:

	Year Ended December 31, 2022
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non- accruing TDR	$ of Non- accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2022	-	$-	-	$-	-	$-
2021	-	-	-	-	-	-
2020	4	257	-	-	4	257
2019	-	-	-	-	-	-
Prior	8	1,054	-	-	8	1,054
Total	12	$1,311	-	$-	12	$1,311

	Year Ended December 31, 2021
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non- accruing TDR	$ of Non- accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2021	1	$49	-	$-	1	$49
2020	5	476	2	498	7	974
2019	-	-	-	-	-	-
2018	1	84	-	-	1	84
Prior	10	1,215	-	-	10	1,215
Total	17	$1,824	2	$498	19	$2,322

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
Outstanding loan balances (accruing and non-accruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,314,377	$5,535	$402	$-	$1,320,314	$18,055
Agricultural	709,927	10,891	6,120	-	726,938	14,496
Residential and home equity	387,371	-	382	-	387,753	7,508
Construction	166,370	-	168	-	166,538	3,026
Total real estate	2,578,045	16,426	7,072	-	2,601,543	43,085
Commercial & industrial	478,437	63	258	-	478,758	11,503
Agricultural	308,830	5,682	13	-	314,525	10,202
Commercial leases	111,568	81	-	-	111,649	1,924
Consumer and other	5,650	-	236	-	5,886	171
Total loans and leases, net	$3,482,530	$22,252	$7,579	$-	$3,512,361	$66,885

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Loan Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,142,175	$6,903	$8,260	$-	$1,157,338	$28,536
Agricultural	663,157	3,292	6,381	-	672,830	9,613
Residential and home equity	350,148	-	433	-	350,581	2,847
Construction	177,163	-	-	-	177,163	1,456
Total real estate	2,332,643	10,195	15,074	-	2,357,912	42,452
Commercial & industrial	417,806	9,321	672	-	427,799	11,489
Agricultural	275,206	958	520	-	276,684	5,465
Commercial leases	96,415	-	-	-	96,415	938
Consumer and other	78,181	-	186	-	78,367	663
Total loans and leases, net	$3,200,251	$20,474	$16,452	$-	$3,237,177	$61,007

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 4—Loans and Leases—Continued

The following table represents outstanding loan balances by credit quality indicators and vintage year by class of financing receivable and current period gross charge-offs by year of origination as follows:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$194,698	$234,478	$150,203	$71,333	$85,132	$218,261	$360,272	$1,314,377
Special mention	-	-	-	-	3,820	1,115	600	5,535
Substandard	-	-	-	-	-	402	-	402
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$194,698	$234,478	$150,203	$71,333	$88,952	$219,778	$360,872	$1,320,314
Commercial
Current-period gross charge-offs	$-	$-	$170	$-	$-	$-	$-	$170

Agricultural
Pass	$67,044	$42,546	$54,893	$15,074	$50,186	$144,052	$336,132	$709,927
Special mention	-	-	-	2,636	-	-	8,255	10,891
Substandard	-	-	-	-	111	6,009	-	6,120
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$67,044	$42,546	$54,893	$17,710	$50,297	$150,061	$344,387	$726,938
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$66,847	$96,354	$86,545	$14,530	$6,632	$76,155	$40,308	$387,371
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	300	82	382
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$66,847	$96,354	$86,545	$14,530	$6,632	$76,455	$40,390	$387,753
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$25	$-	$25

Construction
Pass	$2,000	$1	$-	$1,575	$-	$31	$162,763	$166,370
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	168	168
Doubtful	-	-	-	-	-	-	-	-
Total construction	$2,000	$1	$-	$1,575	$-	$31	$162,931	$166,538
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$330,589	$373,379	$291,641	$105,148	$145,881	$446,325	$908,580	$2,601,543

Commercial & industrial
Pass	$34,410	$36,846	$12,325	$8,245	$7,167	$5,679	$373,765	$478,437
Special mention	-	63	-	-	-	-	-	63
Substandard	-	-	-	-	1	5	252	258
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$34,410	$36,909	$12,325	$8,245	$7,168	$5,684	$374,017	$478,758
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$246	$78	$-	$-	$324

Agricultural
Pass	$5,378	$3,083	$989	$1,515	$636	$2,071	$295,158	$308,830
Special mention	-	-	-	-	-	-	5,682	5,682
Substandard	-	-	-	11	2	-	-	13
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$5,378	$3,083	$989	$1,526	$638	$2,071	$300,840	$314,525
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$35,689	$15,874	$13,050	$5,904	$20,560	$20,491	$-	$111,568
Special mention	-	-	-	81	-	-	-	81
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$35,689	$15,874	$13,050	$5,985	$20,560	$20,491	$-	$111,649
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,476	$634	$275	$176	$315	$1,769	$1,005	$5,650
Special mention	-	-	-	-	-	-	-	-
Substandard	236	-	-	-	-	-	-	236
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$1,712	$634	$275	$176	$315	$1,769	$1,005	$5,886
Consumer and other
Current-period gross charge-offs	$40	$6	$7	$1	$4	$4	$-	$62

Total net loans and leases	$407,778	$429,879	$318,280	$121,080	$174,562	$476,340	$1,584,442	$3,512,361

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2022 and December 31, 2021. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collection or have other unfavorable features. A summary of the changes in those loans is as follows:

	December 31,
(Dollars in thousands)	2022	2021

Balance at beginning of the period	$18,128	$11,682
New loans or advances during year	523	7,254
Repayments	(1,130)	(808)
Balance at end of period	$17,521	$18,128

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 4—Loans and Leases—Continued
Changes in the allowance for credit losses are as follows:

	Year Ended December 31, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision / (recapture) for credit losses	762	(285)	1,523	4,001	357	(301)	6,057
Charge-offs	(170)	-	(25)	(324)	-	(62)	(581)
Recoveries	-	-	131	248	-	23	402
Net (charge-offs) / recoveries	(170)	-	106	(76)	-	(39)	(179)
Balance at end of year	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885

	Year Ended December 31, 2021
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$36,312	$1,643	$2,984	$14,775	$1,731	$1,417	$58,862
Provision / (recapture) for credit losses	1,837	(187)	(235)	2,025	(793)	(737)	1,910
Charge-offs	-	-	-	-	-	(44)	(44)
Recoveries	-	-	98	154	-	27	279
Net (charge-offs) / recoveries	-	-	98	154	-	(17)	235
Balance at end of year	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007

	Year Ended December 31, 2020
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$26,181	$1,949	$3,530	$19,542	$3,162	$648	$55,012
Provision / (recapture) for credit losses	10,050	(306)	(669)	(3,946)	(1,431)	802	4,500
Charge-offs	-	-	(7)	(1,101)	-	(66)	(1,174)
Recoveries	81	-	130	280	-	33	524
Net (charge-offs) / recoveries	81	-	123	(821)	-	(33)	(650)
Balance at end of year	$36,312	$1,643	$2,984	$14,775	$1,731	$1,417	$58,862

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

Note 4—Loans and Leases—Continued

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans is a significant portion of what secures the collateral dependent loans and significant changes to the fair value of the collateral can impact the ACL. During 2022, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following table presents the amortized cost basis of collateral dependent loans by collateral type as of December 31, 2022:

	December 31, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,114	$-	$1,114
Agricultural	11,035	-	11,035
Residential and home equity	2,153	-	2,153
Construction	-	-	-
Total Real estate	14,302	-	14,302
Commercial & industrial	-	-	-
Agricultural	-	13	13
Commercial leases	-	-	-
Consumer and other	-	158	158
Total gross loans and leases	$14,302	$171	$14,473

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 5—Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Premises and equipment:
Buildings and land	$61,274	$59,325
Furniture, fixtures, and equipment	23,203	22,302
Leasehold improvements	3,982	3,658
Subtotal	88,459	85,285
Accumulated depreciation and amortization	(38,983)	(37,555)
Total premises and equipment	$49,476	$47,730

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2.4, $2.6, and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Rental income was $640,000, $491,000, and $434,000 for the years ended December 31, 2022, 2021, and 2020, respectively and is recorded in other income.

Note 6—Other Real Estate Owned

The Bank reported $873,000 in other real estate owned at December 31, 2022 and 2021, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 7—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$202,554	$223,620
Certificates of deposit greater than $250,000	128,846	168,865
Total certificates of deposit	$331,400	$392,485

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2023	$299,575
2024	26,097
2025	3,070
2026	1,310
2027 and beyond	1,348
Total certificates of deposit	$331,400

Note 8—Short-term borrowings

As of December 31, 2022 and 2021, committed lines of credit arrangements totaling $1.5 billion and $1.4 billion were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of December 31, 2022 was 4.50%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $757.9 million, which is secured by $1.2 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 4.63% as of December 31, 2022.

The Company has $883.8 million in pledged loans with the Federal Reserve Bank (the “Fed”). As of December 31, 2022, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $651.0 million. The borrowing rate is 425 basis points. There were no outstanding advances on the above borrowing facilities as of December 31, 2022 and 2021.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 9—Long-term Subordinated Debentures

In December 2003, the Company formed a wholly owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10.3 million of junior subordinated debentures of the Company, which carry a floating rate based on three-month LIBOR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefor of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I.

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
Note 10—Shareholders’ Equity

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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$493,438	11.57%	$191,984	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	503,438	11.80%	255,978	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	556,964	13.06%	341,305	8.00%	N/A	N/A
Tier 1 leverage capital ratio	503,438	9.36%	215,201	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$502,838	11.79%	$191,970	4.50%	$277,290	6.50%
Tier 1 capital to risk-weighted assets	502,838	11.79%	255,960	6.00%	341,280	8.00%
Risk-based capital to risk-weighted assets	556,361	13.04%	341,280	8.00%	426,600	10.00%
Tier 1 leverage capital ratio	502,838	9.35%	215,018	4.00%	268,772	5.00%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 10—Shareholders’ Equity—Continued

	December 31, 2021
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$450,687	11.68%	$173,674	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	460,687	11.94%	231,566	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	509,091	13.19%	308,755	8.00%	N/A	N/A
Tier 1 leverage capital ratio	460,687	8.92%	206,606	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$459,813	11.91%	$173,664	4.50%	$250,847	6.50%
Tier 1 capital to risk-weighted assets	459,813	11.91%	231,551	6.00%	308,735	8.00%
Risk-based capital to risk-weighted assets	508,215	13.17%	308,735	8.00%	385,919	10.00%
Tier 1 leverage capital ratio	459,813	8.91%	206,426	4.00%	258,033	5.00%

The Company’s Board of Directors may declare cash or stock dividends out of retained earnings provided the regulatory minimum capital ratios are met. The Company plans to maintain capital ratios that meet the capital adequacy standards per the regulations.

Basic and diluted earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Earnings per common share have been computed based on the following:

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2020
Numerator
Net income	$75,090	$66,336	$58,734

Denominator
Weighted average number of common shares outstanding	777,726	789,646	793,337
Weighted average number of dilutive shares outstanding	777,726	789,646	793,337

Basic earnings per common share	$96.55	$84.01	$74.03
Diluted earning per commons share	$96.55	$84.01	$74.03

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 11—Employee Benefit Plans

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. The plan assets, reported at fair value, are primarily invested in mutual funds and other investments, which are primarily Level 2 inputs. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.8 million, $1.6 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $1.6 million, $1.7 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Executive Retirement Plan and Life Insurance Arrangements
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by Internal Revenue Service regulations. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company.

The Company expensed $7.4 million to the ERP during the year ended December 31, 2022, $9.0 million during the year ended December 31, 2021 and $6.8 million during the year ended December 31, 2020. The Company’s carrying value of the liability under the ERP was $57.0 million as of December 31, 2022 and $63.9 million as of December 31, 2021. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2022 and 2021 totaled 50,196 and 55,436 with an historical cost basis of $31.4 million and $33.2 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2022 and 2021. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $0.1 million in 2022 compared to net gains of $2.5 million in 2021 and $1.8 million in 2020. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 11—Employee Benefit Plans—Continued

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

The Company earned tax-exempt interest on the life insurance policies of $2.2 million for the year ended December 31, 2022, $2.2 million for the year ended December 31, 2021, and $2.1 million for the year ended December 31, 2020. As of December 31, 2022 and 2021, the total cash surrender value of the insurance policies was $73.0 million and $71.4 million, respectively.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by Internal Revenue Service regulations. All contributions are discretionary and subject to the Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the SMRP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a non-qualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the SMRP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the SMRP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company.

The Company expensed $3.0 million to the SMRP during the year ended December 31, 2022, $2.7 million during the year ended December 31, 2021 and $2.3 million during the year ended December 31, 2020. The Company’s carrying value of the liability under the SMRP was $13.6 million as of December 31, 2022 and $11.1 million as of December 31, 2021. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2022 and December 31, 2021 totaled 15,998 and 14,192 shares with an historical cost basis of $10.8 million and $9.5 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2022 and 2021. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.4 million in 2022, $0.1 million in 2021 and $0.1 in 2020. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 12—Fair Value

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 12—Fair Value—Continued

These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring collateral dependent loans is primarily the sales comparison approach less estimated selling costs.

Other Real Estate Owned (“OREO”) is reported at fair value on a non-recurring basis. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take in to account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring OREO is primarily the sales comparison approach less estimated selling costs.

The following tables summarize the carrying value and estimated fair values of the Company’s financial assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$588,257	$588,257	$-	$-	$588,257
Available-for-sale debt securities	152,864	4,964	147,900	-	152,864
Held-to-maturity debt securities	844,953	-	661,167	42,534	703,701
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,445,476	-	-	3,335,042	3,335,042
Bank-owned life insurance	73,038	73,038	-	-	73,038

Financial Liabilities:
Total deposits	$4,759,269	$-	$4,427,869	$323,572	$4,751,441
Subordinated debentures	10,310	-	12,211	-	12,211

December 31, 2021		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$715,460	$715,460	$-	$-	$715,460
Available-for-sale debt securities	270,454	10,214	260,240	-	270,454
Held-to-maturity debt securities	737,052	-	681,588	44,446	726,034
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,176,170	-	-	3,179,857	3,179,857
Bank-owned life insurance	71,411	71,411	-	-	71,411

Financial Liabilities:
Total deposits	$4,640,152	$-	$4,247,666	$391,732	$4,639,398
Subordinated debentures	10,310	-	6,890	-	6,890

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 12—Fair Value—Continued

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

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Debt securities available-for-sale
U.S. Treasury notes	$4,964	$4,964	$-	$-	$4,964
U.S. Government-sponsored securities	4,427	-	4,427	-	4,427
Mortgage-backed securities	132,528	-	132,528	-	132,528
Collateralized mortgage obligations	1,054	-	1,054	-	1,054
Corporate securities	9,581	-	9,581	-	9,581
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$14,473	$-	$-	$14,473	$14,473
Other real estate owned	873	-	-	873	873

December 31, 2021		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Debt securities available-for-sale
U.S. Treasury notes	$10,089	$10,089	$-	$-	$10,089
U.S. Government-sponsored securities	6,374	-	6,374	-	6,374
Mortgage-backed securities	251,120	-	251,120	-	251,120
Collateralized mortgage obligations	2,436	-	2,436	-	2,436
Other	435	125	310	-	435

Fair valued on a non-recurring basis:
Individually evaluated loans	$2,562	$-	$-	$2,562	$2,562
Other real estate owned	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 13—Commitments and Contingencies

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

	December 31,
(Dollars in thousands)	2022	2021

Commitments to extend credit, including unsecured commitments of $20,401 and $21,036 as of December 31, 2022 and 2021, respectively	$1,141,036	$937,009
Stand-by letters of credit, including unsecured commitments of $7,954 and $9,091 as of December 31, 2022 and 2021, respectively	17,138	17,880
Performance guarantees under interest rate swap contracts entered into with our clients and third-parties	-	1,433

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 14—Leases

Lessee – Operating Leases
Operating leases in which we are the lessee are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated statements of financial condition. We do not currently have any significant finance leases in which we are the lessee.

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

Our leases relate primarily to office space and bank branches with remaining lease terms of generally nine months to 8 years. Certain lease arrangements contain extension options that typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances.

As of December 31, 2022, operating lease ROU assets and liabilities were $3.4 million and $3.5 million, respectively. Operating lease expenses totaled $730,000 for the year ended December 31, 2022. As of December 31, 2021, operating lease ROU assets and liabilities were $4.05 million and $4.13 million, respectively. Operating lease expenses totaled $739,000 and $833,000 for the years ended December 31, 2021 and 2020, respectively.

The table below summarizes the information related to our operating leases:

	Year Ended December 31,
(in thousands except for percent and period data)	2022	2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$704	$709
Weighted-Average Remaining Lease Term - Operating Leases, in Years	5.48	6.55
Weighted-Average Discount Rate - Operating Leases	2.6%	2.6%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 14—Leases—Continued
The table below summarizes the maturity of remaining lease liability:

(Dollars in thousands)	Amount
2023	$720
2024	716
2025	714
2026	679
2027	367
2028 and beyond	520
Total lease payments	3,716
Discount	(243)
Net present value of lease liabilities	$3,473

As of December 31, 2022, we had no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2023.

Lessor – Direct Financing Leases
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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $111.6 million at December 31, 2022 and $96.4 million at December 31, 2021.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 15—Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income tax expense / (benefit)
Current:
Federal	$10,638	$12,595	$12,174
State	9,683	10,270	9,005
Total current expense	20,321	22,865	21,179

Deferred:
Federal	3,744	59	(1,115)
State	586	(939)	(847)
Total current deferred benefit	4,330	(880)	(1,962)
Provision for income tax expense	$24,651	$21,985	$19,217

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Effective income tax rate
Federal statutory rate	$20,946	21.00%	$18,548	21.00%	$16,370	21.00%
State taxes, net of Federal income tax benefit	8,112	8.13%	7,370	8.34%	6,445	8.27%
Low-income housing tax credits	(3,031)	(3.04%)	(3,116)	(3.53%)	(2,655)	(3.41%)
Compensation expense	(578)	(0.58%)	-	-	-	-
Bank owned life insurance	(494)	(0.49%)	(471)	(0.53%)	(444)	(0.57%)
Tax-exempt interest income	(326)	(0.32%)	(347)	(0.39%)	(350)	(0.45%)
Other, net	22	0.02%	1	0.00%	(149)	(0.19%)
Total provision for income tax expense and effective tax rate	$24,651	24.72%	$21,985	24.89%	$19,217	24.65%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 15—Income Taxes—Continued
The nature and components of the Company’s net deferred income tax assets are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Deferred income tax assets:
Allowance for credit losses	$20,508	$18,129
Deferred compensation	20,564	15,339
Unrealized losses on debt securities	9,341	945
Accrued liabilities	3,832	9,415
State income taxes	2,034	2,157
Lease liabilities	1,027	1,222
SBA PPP loan fee income	-	764
Acquired net operating losses	584	614
Low-income housing tax investments	565	503
Acquired loans fair valuation	108	197
Acquired OREO fair valuation	108	108
Other	2	19
Total deferred income tax assets	58,673	49,412

Deferred income tax liabilities:
Commercial leasing	$(21,204)	$(17,892)
Premises and equipment	(1,940)	(1,860)
Deferred loan and lease costs	(1,105)	(869)
Right of use leasing asset	(996)	(1,197)
Core deposit intangible asset	(830)	(1,006)
Accretion on investment securities	(547)	(523)
FHLB dividends	(348)	(348)
Prepaid assets	(40)	(43)
Other	(156)	(132)
Total deferred income tax liabilities	(27,166)	(23,870)
Net deferred income tax assets	$31,507	$25,542

The Company believes, based on available information, that more likely than not, the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2022 and 2021.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2022 and 2021, the Company did not have any significant uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2018 through 2022 tax years remain subject to selection for examination as of December 31, 2022. As of December 31, 2022 and 2021, the Company has net operating loss of $1.9 million and $2.0 million carry-forwards and no tax credit carry-forwards.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 16—Condensed Financial Statements of Parent Company

Financial information pertaining only to Farmers and Merchants Bancorp (“FMCB”), on a parent-only basis, is as follows:

	December 31,
(Dollars in thousands)	2022	2021
Balance Sheets
Assets
Cash and cash equivalents	$1,582	$1,535
Investment in subsidiaries	495,019	472,573
Other assets	304	241
Total assets	$496,905	$474,349
Liabilities and shareholders’ equity
Subordinated debentures	$10,310	$10,310
Other liabilities	1,287	903
Shareholders’ equity	485,308	463,136
Total liabilities and shareholders’ equity	$496,905	$474,349

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Statements of Income
Dividend and other income from subsidiaries	$34,700	$9,900	$19,874
Interest and dividends	14	9	11
Total income	34,714	9,909	19,885

Reimbursement of expenses from subsidiaries	714	780	821
Other expenses	2,388	1,469	1,656
Total expense	3,102	2,249	2,477
Income before income taxes	31,612	7,660	17,408
Income tax benefit	913	660	729
	32,525	8,320	18,137
Equity in undistributed net income of subsidiaries	42,565	58,016	40,597
Net income	$75,090	$66,336	$58,734

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)
Note 16—Condensed Financial Statements of Parent Company—Continued
(Dollars in thousands)	Year Ended December 31,
Statements of Cash Flows	2022	2021	2020
Cash flows from operating activities:
Net income	$75,090	$66,336	$58,734
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(42,565)	(58,016)	(40,597)
Change in other assets and liabilities	197	739	(393)
Net cash provided by operating activities	32,722	9,059	17,744
Cash flows from investing activities:
Payments for investments in non-qualified retirement plans	-	-	(403)
Securities sold or matured	124	-	-
Net cash used in investing activities	124	-	(403)
Cash flows from financing activities:
Common stock repurchases	(20,310)	-	(2,834)
Issuance of common stock	-	-	403
Cash dividends paid	(12,489)	(12,075)	(11,700)
Net used in financing activities	(32,799)	(12,075)	(14,131)
Net change in cash and cash equivalents	47	(3,016)	3,210
Cash and cash equivalents, beginning of year	1,535	4,551	1,341
Cash and cash equivalents, end of year	$1,582	$1,535	$4,551

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2022.

The Company’s independent registered public accounting firm has audited the consolidated financial statements for the year ended December 31, 2022, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2022 that appears on page 71.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

           Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Annual Meeting Business Matters – Proposal No. 1 – Election of Directors” and “Executive Compensation – Compensation Discussion and Analysis – Named Executive Officers Who Are Not Directors” of the Company’s 2023 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Delinquent Section 16(a) Reports” is set forth under the section “Other Matters – Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s corporate governance and board committees is set forth under the heading “Corporate Governance – Board of Directors Meetings” and “ – Committees of the Board” in the Company’s Proxy Statement and is incorporated by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Conduct applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct can be accessed electronically by visiting the Company’s website at www.fmbonline.com.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers of the Code of Conduct by posting such information on its website, at the address and location specified above.

Item 11.	Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Director Compensation” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Compensation Committee Interlocks and Insider Participation” is set forth under such heading under “Executive Compensation” in the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the “Compensation Committee Report” is set forth under the heading “Report of the Personnel Committee of the Board of Directors on Executive Compensation” under “Executive Compensation” in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding “Security Ownership of Certain Beneficial Owners and Management” is set forth under such heading of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding “Equity Compensation Plan Information” is set forth under the heading “Executive Compensation – Qualified and Non-Qualified Retirement Programs” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Corporate Governance – Certain Relationships and Related Person Transactions” and “ – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding “Principal Accounting Fees and Services” is set forth under the heading “Fees and Services of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements and

(2)	Financial Statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on Registrant’s Form 10-K for the year ended December 31, 2022.
3.2	Amended and Restated By-Laws filed on Registrant’s Form 10-K for the year ended December 31, 2022.
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

10.12
Employment Agreement effective August 1, 2022, between Farmers & Merchants Bank of Central California and Kyle Koelbel, filed on the Registrant’s Form 10-Q for the quarter ended September 30, 2022, is incorporated herein by reference.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2023.

FARMERS & MERCHANTS BANCORP

/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

FARMERS & MERCHANTS BANCORP
/s/ Stephen W. Haley
Stephen W. Haley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent A. Steinwert and Stephen W. Haley, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Kent A. Steinwert	Director, Chairman, President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Stephen W. Haley	Executive Vice President and Chief Financial Officer
Stephen W. Haley	(Principal Financial and Accounting Officer)

/s/ Edward Corum, Jr.	Director
Edward Corum, Jr.

/s/ Stephenson K. Green	Director
Stephenson K. Green

/s/ Gary Long	Director
Gary Long

/s/ Kevin Sanguinetti	Director
Kevin Sanguinetti

/s/ Calvin Suess	Director
Calvin Suess

/s/ Craig James	Director
Craig James