Form 10-Q
period 2023-03-31
FARMERS & MERCHANTS BANCORP
filed 2023-05-09
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐  No ☒

As of April 30, 2023, the registrant had 762,393 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$68,278	$73,358
Interest bearing deposits with banks	461,315	514,899
Total cash and cash equivalents	529,593	588,257
Securities available-for-sale, at fair value	118,437	152,864
Securities held-to-maturity, fair value $705,909 and $688,393 respectively	850,387	845,346
Allowance for credit losses - securities held-to-maturity	(393)	(393)
Total investment securities	968,431	997,817
Non-marketable securities	15,549	15,549
Loans and leases held-for-investment	3,427,133	3,512,361
Allowance for credit losses - loans and leases	(68,573)	(66,885)
Loans held-for-investment, net	3,358,560	3,445,476
Bank-owned life insurance	66,076	73,038
Premises and equipment, net	50,423	49,476
Deferred income tax assets	29,427	31,507
Accrued interest receivable	16,818	21,602
Goodwill	11,183	11,183
Other intangibles	2,666	2,809
Other real estate owned	873	873
Other assets	84,172	89,812
TOTAL ASSETS	$5,133,771	$5,327,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,551,906	$1,758,793
Interest bearing:
Demand	985,088	1,125,014
Savings and money market	1,616,038	1,544,062
Certificates of deposit	386,130	331,400
Total interest bearing	2,987,256	3,000,476
Total deposits	4,539,162	4,759,269
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	75,397	72,512
TOTAL LIABILITIES	4,624,869	4,842,091

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 762,931 and 768,337 outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid in capital	51,615	57,206
Retained earnings	473,479	449,932
Accumulated other comprehensive (loss), net of taxes	(16,200)	(21,838)
TOTAL SHAREHOLDERS’ EQUITY	508,902	485,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,133,771	$5,327,399

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Interest income
Interest and fees on loans and leases	$48,008	$37,433
Interest and dividends on investment securities	5,663	5,295
Interest on deposits with others	5,961	366
Total interest income	59,632	43,094

Interest expense
Deposits	3,714	803
Subordinated debentures	196	82
Total interest expense	3,910	885
Net interest income	55,722	42,209
Provision for credit losses	1,500	-
Net interest income after provision for credit losses	54,222	42,209
Non-interest income
Card processing	1,591	1,737
Service charges on deposit accounts	634	850
Increase in cash surrender value of BOLI	444	542
Gain on BOLI death benefit	4,346	-
Net loss on sale of securities available-for-sale	(5,686)	-
Net gain on deferred compensation benefits	896	412
Other	1,235	771
Total non-interest income	3,460	4,312
Non-interest expense
Salaries and employee benefits	19,584	16,784
Net gain on deferred compensation benefits	896	412
Occupancy	1,180	1,154
Data processing	1,260	1,215
FDIC insurance	611	349
Marketing	470	316
Legal	260	279
Other	3,922	3,279
Total non-interest expense	28,183	23,788
INCOME BEFORE INCOME TAXES	29,499	22,733
Income tax expense	5,952	5,675
NET INCOME	$23,547	$17,058

Earnings per common share:
Basic	$30.80	$21.70
Diluted	$30.80	$21.70

Weighted average number of common shares
Basic	764,603	786,096
Diluted	764,603	786,096

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income	$23,547	$17,058
Other comprehensive income
Unrealized holding gains/(losses) on available-for-sale securities	2,362	(15,865)
Reclassification adjustment for losses on available-for-sale securities	5,685	-
Amortization of unrealized loss on securities transferred to held-to-maturity	(30)	(77)
Net unrealized holding gains/(losses) on available-for-sale securities	8,017	(15,942)
Income tax (expense)/benefit	(2,379)	4,713
Other comprehensive income/(loss), net of tax	5,638	(11,229)
Total comprehensive income	$29,185	$5,829

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2023 and 2022
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	17,058	-	17,058
Other comprehensive (loss), net of tax	-	-	-	-	(11,229)	(11,229)
Repurchase of common stock	(4,500)	-	(4,252)	-	-	(4,252)
Balance as of March 31, 2022	785,146	$8	$73,264	$404,389	$(12,948)	$464,713

Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	23,547	-	23,547
Other comprehensive income, net of tax	-	-	-	-	5,638	5,638
Repurchase of common stock	(5,406)	-	(5,591)	-	-	(5,591)
Balance as of March 31, 2023	762,931	$8	$51,615	$473,479	$(16,200)	$508,902

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$23,547	$17,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,500	-
Depreciation and amortization	596	656
Net amortization of securities premiums and discounts	33	176
Increase in cash surrender value of BOLI	(444)	(542)
Gain on BOLI death benefit	(4,346)	-
Decrease /(increase) in deferred income taxes, net	3,933	(113)
Loss on sale of securities available-for-sale	5,686	-
Net changes in:
Other assets	6,307	4,709
Other liabilities	4,864	6,966
Net cash provided by operating activities	41,676	28,910
Cash flows from investing activities:
Net change in loans held-for-investment	70,927	(374)
Purchase of available-for-sale securities	(3,585)	(10,067)
Purchase of held-to-maturity securities	(1,350)	(118,162)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	40,348	13,097
Proceeds from maturities, calls and pay downs of held-to-maturity securities	10,817	19,516
Purchase of premises and equipment	(1,543)	(363)
Purchase of other investments	(2,008)	-
Proceeds from bank-owned life insurance	11,752	-
Proceeds from sale of assets	-	34
Net cash provided (used in) by investing activities	125,358	(96,319)
Cash flows from financing activities:
Net (decrease) increase in deposits	(220,107)	197,287
Net cash used in share repurchase of common stock	(5,591)	(4,252)
Net cash (used in) provided by financing activities	(225,698)	193,035
Net change in cash and cash equivalents	(58,664)	125,626
Cash and cash equivalents, beginning of period	588,257	715,460
Cash and cash equivalents, end of period	$529,593	$841,086

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,389	$951
Income Taxes Paid	$1	$-

Supplemental disclosures of non-cash transactions:
Security purchases settled in subsequent period	$-	$(40,626)
Unrealized gain/(losses) on securities available-for-sale	$8,048	$(15,865)

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Farmers & Merchants Bancorp (“FMCB” or “Bancorp”), a bank holding company incorporated in the State of Delaware and its wholly owned subsidiary, Farmers & Merchants Bank of Central California (“F&M Bank” or the “Bank”) collectively (the “Company”).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Bank’s financial statements. These policies relate to: (i) the methodology for the recognition of interest income; (ii) the determination of the provision and allowance for credit losses; (iii) the valuation of financial assets and liabilities recorded at fair value; (iv) the valuation of intangibles, such as goodwill and core deposit intangibles (“CDI”); (v) the valuation of other real estate owned (“OREO”); and (vi) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 15, 2023 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2022 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In March 2020, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024.  We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. ASU 2021-01 was effective upon issuance and, based upon the amendments provided in ASU 2022-06 discussed below, can generally be applied through December 31, 2024. We have not elected to apply amendments; however, will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.  ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Amendments in ASU 2023-02 apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from FASB ASC 323-740, Investments – Equity Method and Joint Ventures: Income Taxes, has been applied.

ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  Early adoption is permitted for any interim period within those fiscal years. The amendments in ASU 2023-02 must be applied on either a modified retrospective or a retrospective basis (except as discussed in the ASU for LIHTC investments not accounted for using the proportional amortization method). The Company is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

On January 1, 2023, the company adopted the FASB issued guidance within ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the current troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that a creditor evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

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

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2023
U.S. Government-sponsored securities	$4,117	$18	$23	$4,112
Mortgage-backed securities (1)	125,610	41	21,954	103,697
Collateralized mortgage obligations (1)	620	-	13	607
Corporate securities	10,041	-	330	9,711
Other	310	-	-	310
Total available-for-sale securities	$140,698	$59	$22,320	$118,437

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2022
U.S. Treasury notes	$4,989	$-	$25	$4,964
U.S. Government-sponsored securities	4,430	21	24	4,427
Mortgage-backed securities (1)	162,314	9	29,795	132,528
Collateralized mortgage obligations (1)	1,085	-	31	1,054
Corporate securities	10,043	-	462	9,581
Other	310	-	-	310
Total available-for-sale securities	$183,171	$30	$30,337	$152,864

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of March 31, 2023
Municipal securities	$76,260	$98	$96	$76,262	$393
Mortgage-backed securities (1)	695,083	59	130,405	564,737	-
Collateralized mortgage obligations (1)	79,044	-	14,134	64,910	-
Total held-to-maturity securities	$850,387	$157	$144,635	$705,909	$393

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of December 31, 2022
Municipal securities	$62,302	$49	$209	$62,142	$393
Mortgage-backed securities (1)	702,858	29	141,121	561,766	-
Collateralized mortgage obligations (1)	80,186	-	15,701	64,485	-
Total held-to-maturity securities	$845,346	$78	$157,031	$688,393	$393

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
Note 2—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

Available-for-Sale Securities			March 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2023
U.S. Government-sponsored securities	$330	$1	$1,246	$22	$1,576	$23
Mortgage-backed securities(1)	12,450	343	86,844	21,611	99,294	21,954
Collateralized mortgage obligations(1)	-	-	607	13	607	13
Corporate securities	-	-	9,711	330	9,711	330
Total available-for-sale securities	$12,780	$344	$98,408	$21,976	$111,188	$22,320

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

Available-for-Sale Securities			December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2022
U.S. Treasury notes	$4,964	$25	$-	$-	$4,964	$25
U.S. Government-sponsored securities	378	1	1,326	23	1,704	24
Mortgage-backed securities(1)	35,117	1,639	96,589	28,156	131,706	29,795
Collateralized Mortgage Obligations(1)	1,054	31	-	-	1,054	31
Corporate securities	-	-	9,581	462	9,581	462
Total available-for-sale securities	$41,513	$1,696	$107,496	$28,641	$149,009	$30,337

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

As of March 31, 2023, the Company held 183 available-for-sale securities of which 61 were in an unrealized loss position for less than twelve months and 97 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be impaired. Management evaluates the available-for-sale debt securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:
	March 31, 2023
(Dollars in thousands)	Municipal securities	Mortgage- backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	-	-	-	-
Ending Balance	$393	$-	$-	$393

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued
	December 31, 2022
(Dollars in thousands)	Municipal securities	Mortgage- backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	-	-	-	-
Ending Balance	$393	$-	$-	$393

The amortized cost and estimated fair values of debt securities at March 31, 2023 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$335	$335	$283	$283
After one year through five years	19,386	18,756	11,174	11,155
After five years through ten years	6,114	5,913	30,348	28,835
After ten years	114,863	93,433	808,582	665,636
Total	$140,698	$118,437	$850,387	$705,909

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity debt securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity municipal debt securities by credit rating at March 31, 2023:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
March 31, 2023
Municipal securities	$19,380	$390	$56,490	$76,260
Total	$19,380	$390	$56,490	$76,260

As of March 31, 2023, there were no past due principal or interest payments associated with these securities.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued
Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2023	$30,482	$-	$5,686
Three months ended March 31, 2022	$2,190	$-	$-

Pledged Securities

As of March 31, 2023, securities carried at $498 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $479 million at December 31, 2022.
Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,312,745	$1,328,691
Agricultural	707,412	726,938
Residential and home equity	387,370	387,753
Construction	153,394	166,538
Total real estate	2,560,921	2,609,920
Commercial & industrial	472,189	478,758
Agricultural	275,785	314,525
Commercial leases	123,314	112,629
Consumer and other	5,382	5,886
Total gross loans and leases	3,437,591	3,521,718
Unearned income	(10,458)	(9,357)
Total net loans and leases	3,427,133	3,512,361
Allowance for credit losses	(68,573)	(66,885)
Total loans and leases held-for-investment, net	$3,358,560	$3,445,476

At March 31, 2023, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.2 billion and $881.5 million, respectively. The borrowing capacity on these loans was $770.7 million from FHLB and $656.5 million from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following tables show an aging analysis of the loan and lease portfolio, including unearned income, by the time past due for the periods indicated:

	March 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,304,052	$-	$-	$387	$387	$1,304,439
Agricultural	707,412	-	-	-	-	707,412
Residential and home equity	387,370	-	-	-	-	387,370
Construction	153,394	-	-	-	-	153,394
Total real estate	2,552,228	-	-	387	387	2,552,615
Commercial & industrial	472,189	-	-	-	-	472,189
Agricultural	275,785	-	-	-	-	275,785
Commercial leases	121,162	-	-	-	-	121,162
Consumer and other	5,357	25	-	-	25	5,382
Total loans and leases, net	$3,426,721	$25	$-	$387	$412	$3,427,133

	December 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,319,911	$-	$-	$403	$403	$1,320,314
Agricultural	726,938	-	-	-	-	726,938
Residential and home equity	387,753	-	-	-	-	387,753
Construction	166,370	-	-	168	168	166,538
Total real estate	2,600,972	-	-	571	571	2,601,543
Commercial & industrial	478,758	-	-	-	-	478,758
Agricultural	314,525	-	-	-	-	314,525
Commercial leases	111,649	-	-	-	-	111,649
Consumer and other	5,789	97	-	-	97	5,886
Total loans and leases, net	$3,511,693	$97	$-	$571	$668	$3,512,361

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

Non-accrual loans are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans and leases:
Non-accrual loans and leases
Real estate:
Commercial	$387	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	387	571
Commercial & Industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-accrual loans and leases	$387	$571

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the three months ended March 31, 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents the credit risk rating categories for loans and leases held-for-investment (accruing and non-accruing) net of deferred fees by loan portfolio segment and class as of the dates indicated.

	March 31, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,301,094	$2,958	$387	$-	$1,304,439	$24,253
Agricultural	688,406	12,875	6,131	-	707,412	8,441
Residential and home equity	387,006	-	364	-	387,370	7,334
Construction	153,394	-	-	-	153,394	2,785
Total real estate	2,529,900	15,833	6,882	-	2,552,615	42,813
Commercial & industrial	471,348	594	247	-	472,189	11,346
Agricultural	271,307	4,467	11	-	275,785	12,542
Commercial leases	121,099	63	-	-	121,162	1,720
Consumer and other	5,251	-	131	-	5,382	152
Total loans and leases, net	$3,398,905	$20,957	$7,271	$-	$3,427,133	$68,573

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,314,377	$5,535	$402	$-	$1,320,314	$18,055
Agricultural	709,927	10,891	6,120	-	726,938	14,496
Residential and home equity	387,371	-	382	-	387,753	7,508
Construction	166,370	-	168	-	166,538	3,026
Total real estate	2,578,045	16,426	7,072	-	2,601,543	43,085
Commercial & industrial	478,437	63	258	-	478,758	11,503
Agricultural	308,830	5,682	13	-	314,525	10,202
Commercial leases	111,568	81	-	-	111,649	1,924
Consumer and other	5,650	-	236	-	5,886	171
Total loans and leases, net	$3,482,530	$22,252	$7,579	$-	$3,512,361	$66,885

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held-for-investment by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as of March 31, 2023:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Real estate:
Commercial
Pass	$51,123	$176,639	$227,251	$149,007	$69,798	$301,459	$325,817	$1,301,094
Special mention	-	-	-	-	-	2,358	600	2,958
Substandard	-	-	-	-	-	387	-	387
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$51,123	$176,639	$227,251	$149,007	$69,798	$304,204	$326,417	$1,304,439
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$14,274	$75,313	$41,782	$53,027	$14,264	$176,639	$313,107	$688,406
Special mention	-	-	-	-	-	-	12,875	12,875
Substandard	-	-	-	-	-	6,131	-	6,131
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$14,274	$75,313	$41,782	$53,027	$14,264	$182,770	$325,982	$707,412
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$7,062	$65,050	$94,458	$85,239	$14,222	$79,905	$41,070	$387,006
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	284	80	364
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$7,062	$65,050	$94,458	$85,239	$14,222	$80,189	$41,150	$387,370
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Construction
Pass	$-	$2,003	$-	$-	$1,575	$-	$149,816	$153,394
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$2,003	$-	$-	$1,575	$-	$149,816	$153,394
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$72,459	$319,005	$363,491	$287,273	$99,859	$567,163	$843,365	$2,552,615

Commercial & industrial
Pass	$11,960	$30,234	$35,318	$11,131	$7,195	$10,318	$365,192	$471,348
Special mention	-	-	55	-	-	539	-	594
Substandard	-	-	-	-	-	6	241	247
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$11,960	$30,234	$35,373	$11,131	$7,195	$10,863	$365,433	$472,189
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Agricultural
Pass	$170	$5,179	$2,755	$918	$1,135	$2,448	$258,702	$271,307
Special mention	-	-	-	-	-	-	4,467	4,467
Substandard	-	-	-	-	10	1	-	11
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$170	$5,179	$2,755	$918	$1,145	$2,449	$263,169	$275,785
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$33,959	$15,132	$12,359	$5,537	$33,433	$20,679	$-	$121,099
Special mention	-	-	-	-	63	-	-	63
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$33,959	$15,132	$12,359	$5,537	$33,496	$20,679	$-	$121,162
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$318	$1,476	$575	$213	$121	$1,922	$626	$5,251
Special mention	-	-	-	-	-	-	-	-
Substandard	131	-	-	-	-	-	-	131
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$449	$1,476	$575	$213	$121	$1,922	$626	$5,382
Consumer and other
Current-period gross charge-offs	$8	$1	$-	$-	$-	$1	$-	$10

Total net loans and leases	$118,997	$371,026	$414,553	$305,072	$141,816	$603,076	$1,472,593	$3,427,133

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the three months ended March 31, 2023 and year ended December 31, 2022. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collection or have other unfavorable features. A summary of the changes in those loans is as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022

Balance at beginning of the period	$17,521	$18,128
New loans or advances during year	130	523
Repayments	(372)	(1,130)
Balance at end of period	$17,279	$17,521

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the ACL. During the three months ended March 31, 2023, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,492	$-	$1,492
Agricultural	10,751	-	10,751
Residential and home equity	1,658	-	1,658
Construction	-	-	-
Total real estate	13,901	-	13,901
Commercial & industrial	-	-	-
Agricultural	-	11	11
Commercial leases	-	-	-
Consumer and other	-	153	153
Total gross loans and leases	$13,901	$164	$14,065

	December 31, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,114	$-	$1,114
Agricultural	11,035	-	11,035
Residential and home equity	2,153	-	2,153
Construction	-	-	-
Total real estate	14,302	-	14,302
Commercial & industrial	-	-	-
Agricultural	-	13	13
Commercial leases	-	-	-
Consumer and other	-	158	158
Total gross loans and leases	$14,302	$171	$14,473

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

Changes in the allowance for credit losses are as follows:

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision / (recapture) for credit losses	(27)	(241)	(170)	2,163	(204)	(21)	1,500
Charge-offs	-	-	(14)	-	-	(10)	(24)
Recoveries	170	-	10	20	-	12	212
Net (charge-offs) / recoveries	170	-	(4)	20	-	2	188
Balance at end of period	$32,694	$2,785	$7,334	$23,888	$1,720	$152	$68,573

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASC 326	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision / (recapture) for credit losses	552	466	866	(1,700)	(101)	(83)	-
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	14	18	-	2	34
Net (charge-offs) / recoveries	-	-	14	18	-	(7)	25
Balance at end of period	$32,511	$3,777	$6,759	$16,098	$1,466	$421	$61,032

Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$218,375	$202,554
Certificates of deposit greater than $250,000	167,755	128,846
Total certificates of deposit	$386,130	$331,400

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2023	$237,695
2024	131,935
2025	12,059
2026	3,029
2027 and beyond	1,412
Total certificates of deposit	$386,130

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 5—Short-term borrowings

As of March 31, 2023 and December 31, 2022, committed lines of credit arrangements totaling $1.55 billion and $1.51 billion were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of March 31, 2023 was 5.00%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $772.7 million, which is secured by $1.2 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.08% as of March 31, 2023.

The Company has $881.5 million in pledged loans with the Federal Reserve Bank (the “Fed”). As of March 31, 2023, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $656.5 million. The borrowing rate was 5.00% as of March 31, 2023.

There were no outstanding advances on the above borrowing facilities as of March 31, 2023 and December 31, 2022.

Note 6—Earnings Per Share

Basic and diluted earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Numerator
Net income	$23,547	$17,058

Denominator
Weighted average number of common shares outstanding	764,603	786,096
Weighted average number of dilutive shares outstanding	764,603	786,096

Basic earnings per common share	$30.80	$21.70
Diluted earning per common share	$30.80	$21.70

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 7—Employee Benefit Plans

Executive Retirement Plan
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

The Company expensed $2.3 million to the ERP during the three months ended March 31, 2023 and $1.8 million during the three months ended March 31, 2022. The Company’s carrying value of the liability under the ERP was $55.1 million as of March 31, 2023 and $57.0 million as of December 31, 2022. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of March 31, 2023 and December 31, 2022 totaled 48,055 and 50,196 with an historical cost basis of $30.0 million and $31.4 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $0.7 million compared to net gains of $0.3 million at March 31, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company expensed $1.2 million to the SMRP during the three months ended March 31, 2023 and $0.7 million for three months ended March 31, 2022. The Company’s carrying value of the liability under the SMRP was $15.4 million as of March 31, 2023 and $13.6 million as of December 31, 2022. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of March 31, 2023 and December 31, 2022 totaled 16,629 and 15,998 shares with an historical cost basis of $11.5 million and $10.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.2 million compared to net gains of $0.1 million at March 31, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 8—Fair Value

The Company follows the “Fair Value Measurement and Disclosures” topic of the FASB ASC Topic 820, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This standard applies whenever other standards require, or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, this standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Collateral dependent loans represent certain loans held for investment that are subject to a fair value measurement under U.S. GAAP because they are individually evaluated using a fair value measurement, such as the fair value of the underlying collateral. Credit loss is measured using a market approach based on the fair value of the collateral, less estimated costs to dispose, for loans the Company considers to be collateral dependent.  Collateral dependent loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Collateral dependent loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent loans and leases is generally based on recent real estate appraisals.

These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring collateral dependent loans and leases is primarily the sales comparison approach less estimated selling costs.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 8—Fair Value—Continued
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

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

March 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$529,593	$529,593	$-	$-	$529,593
Held-to-maturity securities	849,994	-	649,419	56,490	705,909
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,358,560	-	-	3,207,754	3,207,754
Bank-owned life insurance	66,076	66,076	-	-	66,076

Financial Liabilities:
Total deposits	$4,539,162	$-	$4,153,033	$377,969	$4,531,002
Subordinated debentures	10,310	-	12,830	-	12,830

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$588,257	$588,257	$-	$-	$588,257
Held-to-maturity securities	844,953	-	645,859	42,534	688,393
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,445,476	-	-	3,335,042	3,335,042
Bank-owned life insurance	73,038	73,038	-	-	73,038

Financial Liabilities:
Total deposits	$4,759,269	$-	$4,427,869	$323,572	$4,751,441
Subordinated debentures	10,310	-	12,211	-	12,211

Non-recurring Measurements: collateral dependent loans and leases and OREO are classified with Level 3 of the fair value hierarchy. The estimated fair value of collateral dependent loans and leases is based on the fair value of the collateral, less estimated costs to sell. The Company receives an appraisal or performs an evaluation for each collateral dependent loan or lease. The key inputs used to determine the fair value of collateral dependent loans and leases include selling costs, and adjustment to comparable collateral. There were no transfers into or out of Level 3.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 8—Fair Value—Continued
Valuations and significant inputs obtained by independent sources are reviewed by the Company for accuracy and reasonableness.

Appraisals are typically obtained at least on an annual basis. The Company also considers other factors and events that may affect the fair value. The appraisals or evaluations are reviewed at least on a quarterly basis to determine if any adjustments are needed. After review and acceptance of the appraisal or evaluation, adjustments to collateral dependent loans or leases may occur.

The following tables presents information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value for the periods indicated.

March 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$4,112	$-	$4,112	$-	$4,112
Mortgage-backed securities	103,697	-	103,697	-	103,697
Collateralized mortgage obligations	607	-	607	-	607
Corporate securities	9,711	-	9,711	-	9,711
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$14,065	$-	$-	$14,065	$14,065
Other real estate owned	873	-	-	873	873

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Treasury notes	$4,964	$4,964	$-	$-	$4,964
U.S. Government-sponsored securities	4,427	-	4,427	-	4,427
Mortgage-backed securities	132,528	-	132,528	-	132,528
Collateralized mortgage obligations	1,054	-	1,054	-	1,054
Corporate securities	9,581	-	9,581	-	9,581
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$14,473	$-	$-	$14,473	$14,473
Other real estate owned	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 9—Commitments and Contingencies

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

(Dollars in thousands)	March 31, 2023	December 31, 2022

Commitments to extend credit, including unsecured commitments of $20,114 and $20,401 as of March 31, 2023 and December 31, 2022, respectively	$1,174,664	$1,141,036
Stand-by letters of credit, including unsecured commitments of $8,059 and $7,954 as of March 31, 2023 and December 31, 2022, respectively	16,821	17,138

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis.The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments which amounted to $2.1 million at March 31, 2023 and December 31, 2022.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At March 31, 2023, the remaining commitments to the LIHTC partnerships and limited liability companies were approximately $18.8 million. At December 31, 2022, the remaining commitments to the LIHTC partnerships and the limited liability companies were $19.7 million.

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

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q included in “Part I. Item 1. Financial Statements.”

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10–Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act. These forward-looking statements reflect our current views and are not historical facts. These statements may include statements regarding projected performance for periods following the date of this report. These statements can generally be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” “commit” or other words of similar import. Similarly, statements that describe our future financial condition, results of operations, objectives, strategies, plans, goals or future performance and business are also forward-looking statements. Statements that project future financial conditions, results of operations, and shareholder value are not guarantees of performance and many of the factors that will determine these results and values are beyond our ability to control or predict. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:
■	changes in general economic conditions, either nationally, in California, or in our local markets;
■	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
■	increases in competitive pressures among financial institutions and businesses offering similar products and services;
■
risks associated with recent negative events in the banking industry, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital;

■	higher defaults in our loan and lease portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our high concentration of real estate loans;
■	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
■	technological changes;
■	failure to raise the debt limit on U.S. debt;
■	regulatory or judicial proceedings;
■	the future impact of the COVID-19 virus or variants thereof; and
■
other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Please take into account that forward-looking statements speak only as of the date of this Form 10-Q (or documents incorporated by reference, if applicable).

The Company does not undertake any obligation to publicly correct or update any forward-looking statements if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statements, except as required by law.

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

The Company’s outstanding common stock as of March 31, 2023, consisted of 762,931 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding. The common stock of Farmers & Merchants Bancorp is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The primary source of funding for the Company’s growth has been the generation of core deposits, which the Company raises through its existing branch locations, newly opened branch locations, or through acquisitions. Loan growth over the years is the result of organic growth generated by the Company’s seasoned relationship managers and supporting associates who provide outstanding service and responsiveness to the Company’s clients.

The Company’s results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans and leases, investment securities and short-term investments, and the interest the Company pays on interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held for investment, investment securities, the carrying value of goodwill and other intangible assets, fair value measurements and the realization of deferred income tax assets and liabilities.

Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

Impact of Recently Issued Accounting Standards

See Note 1. “Basis of Presentation and Significant Accounting Policies” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Information” in this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at March 31, 2023 and December 31, 2022 and results of operations during the three months ended March 31, 2023 and 2022. Information related to the comparison of the results of operations for the three years ended December 31, 2022, 2021, and 2020 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes card processing fees, service charges on deposit accounts, bank-owned life insurance income, gains/losses on the sale of investment securities, and gains/losses on deferred compensation plan investments. Non-interest expense consists primarily of salaries and employee benefits, cost of deferred compensation benefits, occupancy, data processing, FDIC insurance, marketing, legal and other expenses.

Average Balance and Yields. The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.
	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$521,147	$5,961	4.64%	$760,080	$366	0.20%
Investment Securities:(1)
Taxable securities	967,699	4,805	2.01%	1,022,457	4,588	1.82%
Non-taxable securities(2)	57,513	557	3.87%	49,997	402	3.22%
Total investment securities	1,025,212	5,362	2.12%	1,072,454	4,990	1.89%
Loans:(3)
Real estate:
Commercial	1,280,959	16,649	5.27%	1,151,611	13,276	4.68%
Agricultural	715,756	9,614	5.45%	680,230	7,793	4.65%
Residential and home equity	387,369	4,095	4.29%	353,371	3,301	3.79%
Construction	169,913	2,937	7.01%	191,684	2,072	4.38%
Total real estate	2,553,997	33,295	5.29%	2,376,896	26,442	4.51%
Commercial & industrial	465,383	7,624	6.64%	424,598	4,799	4.58%
Agricultural	280,467	5,204	7.52%	248,414	2,755	4.50%
Commercial leases	116,948	1,805	6.26%	94,855	1,416	6.05%
Consumer and other	5,580	80	5.81%	52,078	2,021	15.74%
Total loans and leases	3,422,375	48,008	5.69%	3,196,841	37,433	4.75%
Non-marketable securities	15,549	301	7.85%	15,549	305	7.96%
Total interest earning assets	4,984,283	59,632	4.85%	5,044,924	43,094	3.46%
Allowance for credit losses	(67,691)			(61,022)
Non-interest earning assets	311,140			314,932
Total average assets	$5,227,732			$5,298,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$1,068,504	444	0.17%	$1,115,578	259	0.09%
Savings and money market accounts	1,561,684	2,503	0.65%	1,517,234	342	0.09%
Certificates of deposit greater than $250,000	147,704	487	1.34%	167,515	97	0.23%
Certificates of deposit less than $250,000	206,214	280	0.55%	223,842	105	0.19%
Total interest bearing deposits	2,984,106	3,714	0.50%	3,024,169	803	0.11%
Short-term borrowings	3	-	0.00%	3	-	0.00%
Subordinated debentures	10,310	196	7.71%	10,310	82	3.23%
Total interest bearing liabilities	2,994,419	3,910	0.53%	3,034,482	885	0.12%
Non-interest bearing deposits	1,663,152			1,722,597
Total funding	4,657,571	3,910	0.34%	4,757,079	885	0.08%
Other non-interest bearing liabilities	72,710			76,061
Shareholders’ equity	497,451			465,694
Total average liabilities and shareholders’ equity	$5,227,732			$5,298,834

Net interest income		$55,722			$42,209
Interest rate spread			4.32%			3.35%
Net interest margin(4)			4.53%			3.39%

(1)Excludes average unrealized (losses) of ($28.2) million and ($7.0) million for the three months ended March 31, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $147,000 and $106,000 for the three months ended March 31, 2023, and 2022, respectively.
(3)Loan interest income includes loan fees of $2.0 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and Federal Reserve balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.64% and 0.20% for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily the result of the FRB increasing rates by 475 basis points during 2022 and the first quarter of 2023. Average interest-bearing deposits were $521 million and $760 million for the three months ended March 31, 2023 and 2022, respectively. Interest income on interest-bearing deposits with banks was $6.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The investment portfolio is also a component of the Company’s earning assets.  Historically, the company invested primarily in: (1) mortgage-backed securities issued by government-sponsored entities; (2) debt securities issued by the U.S. Treasury, government agencies and government-sponsored entities; and (3) investment grade bank-qualified municipal bonds. However, at certain times the Company has selectively added investment grade corporate securities (floating rate and fixed rate with maturities less than 7 years) to the portfolio in order to obtain yields that exceed government agency securities of equivalent maturity. Since the risk factor for these types of investments is generally lower than that of loans and leases, the yield earned on investments is generally less than that of loans and leases.

Average total investment securities were $1.0 billion and $1.1 billion for the three months ended March 31, 2023 and 2022, respectively. The average yield on total investment securities was 2.12% and 1.89% for the three months ended March 31, 2023 and 2022, respectively.

Average loans and leases held for investment were $3.4 billion and $3.2 billion for the three months ended March 31, 2023 and 2022, respectively. The average yield on the loan and lease portfolio was 5.69% and 4.75% for the three months ended March 31, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing liabilities were $3.0 billion for the three months ended March 31, 2023 and 2022. The average rate paid on interest-bearing liabilities was 0.53% and 0.12% for the three months ended March 31, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $3.7 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, as a result of increases in short-term market interest rates during 2022 and the first quarter of 2023. The Company is experiencing deposit pricing pressures as competition for deposits increases which may increase future deposit costs in order to retain key customers, which could place negative pressure on the net interest margin looking forward.

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
	Three Months Ended March 31, 2023 compared with 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(844)	$6,439	$5,595
Investment securities:
Taxable securities	(1,254)	1,471	217
Non-taxable securities	66	89	155
Total investment securities	(1,188)	1,560	372
Loans:
Real estate:
Commercial	1,580	1,793	3,373
Agricultural	423	1,398	1,821
Residential and home equity	335	459	794
Construction	(1,467)	2,332	865
Total real estate	872	5,981	6,853
Commercial & industrial	497	2,328	2,825
Agricultural	394	2,055	2,449
Commercial leases	340	49	389
Consumer and other(1)	(1,138)	(803)	(1,941)
Total loans and leases	965	9,610	10,575
Non-marketable securities	-	(4)	(4)
Total interest income	(1,067)	17,605	16,538

Interest expense:
Interest bearing deposits:
Demand	(75)	260	185
Savings and money market accounts	10	2,151	2,161
Certificates of deposit greater than $250,000	(81)	471	390
Certificates of deposit less than $250,000	(57)	232	175
Total interest bearing deposits	(203)	3,114	2,911
Subordinated debentures	-	114	114
Total interest expense	(203)	3,228	3,025
Net interest income	$(864)	$14,377	$13,513

(1) Consumer and other -  These decreases respresent the end of the PPP loans which were $0 and $26,126 as of March 31, 2023 and 2022 respectively.
Net interest income was $55.7 million and $42.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase in net interest income was driven primarily by increased interest rates as the increase in the loan yield outpaced the increase in deposit costs.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$59,632	$43,094	$16,538	38.38%
Interest expense	3,910	885	(3,025)	(341.81%)
Net interest income	55,722	42,209	13,513	32.01%
Provision for credit losses	1,500	-	(1,500)	N/A
Net interest income after provision for credit losses	54,222	42,209	12,013	28.46%
Non-interest income	3,460	4,312	(852)	(19.76%)
Non-interest expense	28,183	23,788	(4,395)	(18.48%)
Income before income tax expense	29,499	22,733	6,766	29.76%
Income tax expense	5,952	5,675	(277)	(4.88%)
Net income	$23,547	$17,058	$6,489	38.04%

Net Income. For the three months ended March 31, 2023 and 2022, net income was $23.5 million compared with $17.1 million, respectively. The increase in net income was primarily the result of higher net interest income of $13.5 million. The Company also recognized in non-interest income, a $4.3 million death benefit on bank-owned life insurance (“BOLI”) during the three months ended March 31, 2023 that was not present during the three months ended March 31, 2022. This increase was offset by an increase in non-interest expense of $4.4 million, higher provision for credit losses of $1.5 million, a decrease in non-interest income of $0.8 million and higher income tax expense of $.3 million.

Net Interest Income and Net Interest Margin. For the three months ended March 31, 2023, net interest income increased $13.5 million, or 32.01%, to $55.7 million compared with $42.2 million for the same period a year earlier. The increase is primarily the result of the net interest margin increasing 114 basis points to 4.53% compared with 3.39% for the same period a year earlier. The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate by 475 basis points during 2022 and the first quarter of 2023. The loan yield increased 94 basis points compared to the first quarter of 2022 and outpaced the increase in deposit yield of 41 basis points compared to the same period a year earlier.

Provision for Credit Losses. The Company made a $1.5 million provision for credit losses during the first three months of 2023 compared to no provision for credit losses the same period a year earlier. For the three month ended March 31, 2023 net recoveries were $188,000 compared to net recoveries of $25,000 for the same period a year earlier.

Non-interest Income. Non-interest income decreased $0.9 million, or 19.76%, to $3.5 million for the three months ended March 31, 2023 compared with $4.3 million for the same period a year earlier. The year-over-year decrease in non-interest income was primarily due to a $5.7 million loss on sale of investment securities.  This decrease was off-set by a $4.3 million BOLI death benefit and a $0.5 million increase in net gains on deferred compensation plan investments.

The Company recorded net gains on deferred compensation plan investments of $0.9 million for the three months ended March 31, 2023 compared with net gains of $0.4 million for the same period a year earlier. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense. Non-interest expense increased $4.4 million, or 18.48%, to $28.2 million for the three months ended March 31, 2023 compared with $23.8 million for the same period a year ago. This year-over-year increase was primarily comprised of: (1) a $1.6 million increase in employee benefits; (2) a $1.2 million increase in salaries; (3) a $0.6 million increase in other miscellaneous expenses; (4) a $0.5 million increase in net gains on deferred compensation plan investments; (5) a $0.3 million increase in FDIC insurance; and (6) a $0.2 million increase in marketing expenses.

Net gains on deferred compensation plan obligations were $0.9 million for the three months ended March 31, 2023 compared with net gains of $0.4 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense. For the three months ended March 31, 2023, income tax expense was $6.0 million compared to $5.7 million for the same period a year earlier. For the three months ended March 31, 2023, the effective tax rate was 20.18% compared to 24.96% for the same period a year earlier. The Company’s effective tax rate for the three months ended March 31, 2023 was lower than its historical effective tax rate primarily due to a non-taxable BOLI death benefit of $4.3 million recognized during the three months ended March 31, 2023. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to BOLI death benefits, the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Financial Condition

Total assets were $5.1 billion at March 31, 2023 compared with $5.3 billion at December 31, 2022, a decrease of $193.6 million or 3.63%. Loans held for investment were $3.4 billion at March 31, 2023, a decrease of $85.2 million, or 2.43% compared with $3.5 billion at December 31, 2022. Total deposits were $4.5 billion at March 31, 2023 compared with $4.8 billion at December 31, 2022, a decrease of $220.1 million or 4.62%.

Investment Securities and Federal Reserve Balances

The Company’s net investment portfolio decreased by $29.4 million or 2.95% to $968.4 million at March 31, 2023 compared to December 31, 2022. This decrease is net of the impact of $36.2 million in available for sale securities sold for interest rate risk management purposes. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of March 31, 2023 represents 18.86% of the Company’s total assets as compared to 18.72% at December 31, 2022.

Not included in the investment portfolio are interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $461.3 million at March 31, 2023 and $514.9 million at December 31, 2022.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost, net of an allowance for credit losses, when the Company has the intent and ability to hold the securities to maturity. See Note 2 “Investment Securities” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.  Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, as accumulated other comprehensive income(loss), net of related income taxes. As of March 31, 2023, the Company held no investment securities from any issuer (other than the U.S. Treasury or an agency of the U.S. government or a government sponsored entity) that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:
(Dollars in thousands)	March 31, 2023	December 31, 2022
Available-for-Sale Securities
U.S. Treasury notes	$-	$4,964
U.S. Government-sponsored securities	4,112	4,427
Mortgage-backed securities(1)	103,697	132,528
Collateralized mortgage obligations(1)	607	1,054
Corporate securities	9,711	9,581
Other	310	310
Total available-for-sale securities	$118,437	$152,864

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
(Dollars in thousands)	March 31, 2023	December 31, 2022
Held-to-Maturity Securities
Mortgage-backed securities(1)	$695,083	$702,858
Collateralized mortgage obligations(1)	79,044	80,186
Municipal securities(2)	75,867	61,909
Total held-to-maturity securities	$849,994	$844,953

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
(2) Municipal securities are net of allowance for credit losses of $393 and $393, respectively.

The following tables show the carrying value for contractual final maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:
	As of March 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	2.23%	$86	5.89%	$305	5.78%	$3,720	5.44%	$4,112	5.47%
Mortgage-backed securities(1)	24	2.83%	8,959	2.49%	5,608	3.29%	89,106	1.98%	103,697	2.09%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	607	2.29%	607	2.29%
Corporate securities	-	0.00%	9,711	4.58%	-	0.00%	-	0.00%	9,711	4.58%
Other	310	1.85%	-	0.00%	-	0.00%	-	0.00%	310	1.85%
Total securities available-for-sale	$335	1.92%	$18,756	3.59%	$5,913	3.42%	$93,433	2.12%	$118,437	2.42%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
	As of March 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$17,265	1.28%	$677,818	1.90%	$695,083	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	79,044	1.73%	79,044	1.73%
Municipal securities	283	0.69%	11,174	2.77%	13,083	3.56%	51,720	1.28%	76,260	1.89%
Total securities held-to-maturity	$283	0.69%	$11,174	2.77%	$30,348	2.06%	$808,582	1.84%	$850,387	1.87%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$4,964	2.37%	$-	0.00%	$-	0.00%	$-	0.00%	$4,964	2.37%
U.S. Government-sponsored securities	3	2.17%	53	2.29%	380	4.52%	3,991	4.52%	4,427	4.29%
Mortgage-backed securities(1)	13	2.82%	16,460	2.31%	15,156	2.41%	100,899	1.82%	132,528	1.95%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,054	2.35%	1,054	2.35%
Corporate securities	-	0.00%	9,581	3.13%	-	0.00%	-	0.00%	9,581	3.13%
Other	310	4.60%	-	0.00%	-	0.00%	-	0.00%	310	4.60%
Total securities available-for-sale	$5,290	2.50%	$26,094	2.61%	$15,536	2.46%	$105,944	1.93%	$152,864	2.11%

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

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without penalties. The Company evaluates securities for expected credit losses at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

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

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan or lease structure. See “Results of Operations - Provision and Allowance for Credit Losses” for a more detailed discussion of risks by loan and lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan and lease type. The Company’s policies require that loans and leases be approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan and lease types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan or lease.

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

Overall, the Company’s loan and lease portfolio at March 31, 2023 totaled $3.4 billion, a decrease of $85.2 million or 2.43% over December 31, 2022.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:
	March 31, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,312,745	38.19%	$1,328,691	37.73%
Agricultural	707,412	20.58%	726,938	20.64%
Residential and home equity	387,370	11.27%	387,753	11.01%
Construction	153,394	4.46%	166,538	4.73%
Total real estate	2,560,921	74.50%	2,609,920	74.11%
Commercial & industrial	472,189	13.74%	478,758	13.59%
Agricultural	275,785	8.02%	314,525	8.93%
Commercial leases	123,314	3.59%	112,629	3.20%
Consumer and other	5,382	0.15%	5,886	0.17%
Total gross loans and leases	$3,437,591	100.00%	$3,521,718	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of March 31, 2023.
	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$49,850	$360,141	$866,582	$36,172	$1,312,745
Agricultural	21,983	188,884	420,950	75,595	707,412
Residential and home equity	359	4,209	117,774	265,028	387,370
Construction	65,460	87,934	-	-	153,394
Total real estate	137,652	641,168	1,405,306	376,795	2,560,921
Commercial & industrial	184,852	211,857	69,404	6,076	472,189
Agricultural	158,681	97,633	19,471	-	275,785
Commercial leases	6,125	45,975	71,214	-	123,314
Consumer and other	865	3,457	1,060	-	5,382
Total gross loans and leases	$488,175	$1,000,090	$1,566,455	$382,871	$3,437,591
Rate Structure for Loans
Fixed Rate	$230,809	$506,642	$840,918	$188,726	$1,767,095
Adjustable Rate	257,366	493,448	725,537	194,145	1,670,496
Total gross loans and leases	$488,175	$1,000,090	$1,566,455	$382,871	$3,437,591

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):
(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$387	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	387	571
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	$387	$571
Other real estate owned (“OREO”)	$873	$873
Total non-performing assets	$1,260	$1,444

Selected ratios:
Non-performing loans to total loans and leases	0.01%	0.02%
Non-performing assets to total assets	0.02%	0.03%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $387,000 and $571,000 at March 31, 2023 and December 31, 2022, respectively.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at March 31, 2023, and at December 31, 2022.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 3. “Loans and Leases”, located in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for an allocation of the allowance classified to collateral dependent loans and leases.

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of March 31, 2023, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the State of California has routinely experienced drought conditions such as from 2013 through 2016 and 2020-2022. Although the availability of water in our primary service area was not an issue for the 2022 growing season, the weather patterns over the past nine years further reinforce the fact that the long-term risks associated with the availability of water are significant.

Loan Modifications/Restructurings – A modification/restructuring of a loan or lease happens when the Company makes certain concessions to a borrower experiencing financial difficulty.  These concessions either stem from an agreement between the Company and the borrower or is imposed by law or a court; some of these concessions include: term extension, principle forgiveness, rate reduction, or a combination of any of those.  The Company has granted a concession when, as a result of the modification/restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified or restructured within the past 12 months and the effects that had on the loans or leases modified.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under the guidance of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to collateral dependent loans and leases; general reserves for current expected credit losses related to loans and leases that are not collateral dependent; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. See “Summary of Critical Accounting Policies and Estimates - Allowance for Credit Losses – Loans and Leases.”

The following table sets forth the activity in our ACL for the periods indicated:
	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Balance at beginning of year	$66,885	$61,007
Provision for credit losses	1,500	-
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	(14)	-
Construction	-	-
Total real estate	(14)	-
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(10)	(9)
Total charge-offs	(24)	(9)
Recoveries:
Real estate:
Commercial	170	-
Agricultural	-	-
Residential and home equity	10	14
Construction	-	-
Total real estate	180	14
Commercial & industrial	19	16
Agricultural	1	2
Commercial leases	-	-
Consumer and other	12	2
Total recoveries	212	34
Net recoveries / (charge-offs)	188	25

Balance at end of year	$68,573	$61,032

Selected financial information:
Net loans and leases held for investment	$3,427,133	$3,237,619
Average loans and leases	3,422,375	3,196,841
Non-performing loans and leases	387	437
Allowance for credit losses to non-performing loans and leases	17719.12%	13966.13%
Net (recoveries)/charge-offs to average loans and leases	(0.01%)	0.00%
Provision for credit losses to average loans and leases	0.04%	0.00%
Allowance for credit losses to gross loans and leases held-for-investment	1.99%	1.88%

The increase in ACL during the first quarter of 2023 was primarily related to higher expected probable losses inherent in the loan and lease portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment.

The following table indicates management’s allocation of the ACL by loan type as of each of the following dates:
	March 31, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Dollars	Percent of Each Loan Type to Total Loans
Allowance for credit losses:
Real estate:
Commercial	$24,253	38.19%	$18,055	37.73%
Agricultural	8,441	20.58%	14,496	20.64%
Residential and home equity	7,334	11.27%	7,508	11.01%
Construction	2,785	4.46%	3,026	4.73%
Total real estate	42,813	74.50%	43,085	74.11%
Commercial & industrial	11,346	13.74%	11,503	13.59%
Agricultural	12,542	8.02%	10,202	8.93%
Commercial leases	1,720	3.59%	1,924	3.20%
Consumer and other	152	0.15%	171	0.17%
Total allowance for credit losses	$68,573	100.00%	$66,885	100.00%

Deposits

Total deposits were $4.5 billion and $4.8 billion as of March 31, 2023 and December 31, 2022, respectively a decrease of 4.62% due in part to traditional seasonality related to the cyclical nature of our agricultural customers. Despite the slight decrease in deposits during the first quarter, the Company is highly focused on business development activities for deposits, and the following factors contributed positively to our deposit gathering abilities: (1) the Company’s strong financial results and position and F&M Bank’s reputation as one of the most safe and sound banks in its market area; and (2) the Company’s expansion of its service area into Walnut Creek, Oakland, Concord and Napa.

Non-interest bearing demand deposits were $1.55 billion as of March 31, 2023 and $1.76 billion at December 31, 2022. Non-interest bearing deposits were 34.19% of total deposits, as of March 31, 2023 and 36.96% as of December 31, 2022. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:
	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$1,068,504	$444	0.17%	$1,115,578	$259	0.09%
Savings and money market	1,561,684	2,503	0.65%	1,517,234	342	0.09%
Certificates of deposit greater than $250,000	147,704	487	1.34%	167,515	97	0.23%
Certificates of deposit less than $250,000	206,214	280	0.55%	223,842	105	0.19%
Total interest bearing deposits	2,984,106	3,714	0.50%	3,024,169	803	0.11%
Non-interest bearing deposits	1,663,152			1,722,597
Total deposits	$4,647,258	$3,714	0.32%	$4,746,766	$803	0.07%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The significant increase in short-term interest rates during 2022 and into 2023 has placed pressure on deposit pricing, and we will continue to manage this ongoing impact through careful deposit pricing.  The average cost of deposits, including non-interest bearing deposits, increased to 0.32% for the three months ended March 31, 2023 compared with 0.07% for the same period a year ago.

The following table shows deposits with a balance greater than $250,000 at March 31, 2023 and December 31, 2022:
	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non-Maturity Deposits greater than $250,000	$2,549,674	$2,872,754
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	38,866	45,078
3 months to 6 months	30,924	30,426
6 months to 12 months	81,347	44,189
More than 12 months	16,618	9,153
Total certificates of deposit greater than $250,000	$167,755	$128,846
Total deposits greater than $250,000	$2,717,429	$3,001,600

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At March 31, 2023 and December 31, 2022, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at March 31, 2023 or December 31, 2022. There were no Federal Funds purchased or advances from the FRB at March 31, 2023 or December 31, 2022.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance-sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 15, 2023. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is June 18, 2023) and the rate was 7.76% as of March 31, 2023 and 7.59% at December 31, 2022. The average rate paid for these securities was 7.71% for the first three months of 2023 and 3.23% for the first three months of 2022. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $508.9 million at March 31, 2023, and $485.3 million at December 31, 2022.

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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:
	March 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$510,441	12.19%	$188,435	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	520,441	12.43%	251,247	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	573,015	13.68%	334,996	8.00%	N/A	N/A
Tier 1 leverage capital ratio	520,441	9.94%	209,497	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$521,449	12.45%	$188,432	4.50%	$272,179	6.50%
Tier 1 capital to risk-weighted assets	521,449	12.45%	251,242	6.00%	334,990	8.00%
Risk-based capital to risk-weighted assets	574,022	13.71%	334,990	8.00%	418,737	10.00%
Tier 1 leverage capital ratio	521,449	9.96%	209,405	4.00%	261,756	5.00%

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$493,438	11.57%	$191,984	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	503,438	11.80%	255,978	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	556,964	13.06%	341,305	8.00%	N/A	N/A
Tier 1 leverage capital ratio	503,438	9.36%	215,201	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$502,838	11.79%	$191,970	4.50%	$277,290	6.50%
Tier 1 capital to risk-weighted assets	502,838	11.79%	255,960	6.00%	341,280	8.00%
Risk-based capital to risk-weighted assets	556,361	13.04%	341,280	8.00%	426,600	10.00%
Tier 1 leverage capital ratio	502,838	9.35%	215,018	4.00%	268,772	5.00%

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

During the first three months of 2023 the Company repurchased 5,406 shares under the Repurchase Plan, for a total of $5.6 million.

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

The following table sets forth our off-balance-sheet lending commitments as of March 31, 2023:
		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,174,664	$410,299	$202,048	$521,370	$40,947
Standby letters of credit	16,821	12,317	2,604	1,470	430
Total off-balance sheet commitments	$1,191,485	$422,616	$204,652	$522,840	$41,377

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses – unfunded loan commitments, for off-balance-sheet commitments, which totaled $2.1 million at March 31, 2023 and December 31, 2022.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB and amounted to $461.3 million as of March 31, 2023. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at March 31, 2023:
	March 31, 2023
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$772,741	$772,741	$-	$772,741	$1,234,519
Federal Reserve BIC	656,531	656,531	-	656,531	881,475
FHLB Fed Funds	18,000	18,000	-	18,000	-
US Bank Fed Funds	50,000	50,000	-	50,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
Total additional liquidity sources	$1,547,272	$1,547,272	$-	$1,547,272	$2,115,994

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2023 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of March 31, 2023, we had $898.1 million in cash and unencumbered investment securities, which is 17.49% of total assets. We also had $2.1 million in investment securities and $2.1 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

On a long-term basis, our liquidity will be met by changing the relative distribution of our asset portfolios by reducing our investment or loan and lease volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan and lease originations and commitments and deposit withdrawals.

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

Our primary investing activities are the origination of loans and lease and purchases and sales of investment securities. As of March 31, 2023, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $16.8 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2023 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(a)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report, the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the first three months of 2023 the Company repurchased 5,406 shares under the Repurchase Plan, for a total of $5.6 million.  All of these shares were purchased at prices ranging from $1,000.00 to $1,082.00 per share, based upon the then current price on the OTCQX.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

List of Financial Statements and Financial Statement Schedules

(a) The following documents are filed as a part of this Quarterly Report on Form 10-Q:

(1) Financial Statements and

(2) Financial Statement schedules required to be filed by Item 1 of this Quarterly Report on Form 10-Q.

(3) The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.21	Employment Agreement effective March 27, 2023, between Farmers & Merchants Bank of Central California and Bart R. Olson, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2023.
10.22	Employment Agreement effective April 1, 2023, between Farmers & Merchants Bank of Central California and John W. Weubbe, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2023.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 9, 2023	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)