Form 10-Q
period 2023-06-30
FARMERS & MERCHANTS BANCORP
filed 2023-08-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐  No ☒

As of July 31, 2023, the registrant had 754,436 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$80,280	$73,358
Interest bearing deposits with banks	506,692	514,899
Total cash and cash equivalents	586,972	588,257
Securities available-for-sale, at fair value	114,643	152,864
Securities held-to-maturity, fair value $684,503 and $688,393 respectively	838,446	845,346
Allowance for credit losses - securities held-to-maturity	(450)	(393)
Total investment securities	952,639	997,817
Non-marketable securities	15,549	15,549
Loans and leases held-for-investment	3,491,723	3,512,361
Allowance for credit losses - loans and leases	(71,112)	(66,885)
Loans held-for-investment, net	3,420,611	3,445,476
Bank-owned life insurance	66,582	73,038
Premises and equipment, net	51,519	49,476
Deferred income tax assets	30,612	31,507
Accrued interest receivable	22,116	21,602
Goodwill	11,183	11,183
Other intangibles	2,523	2,809
Other real estate owned	873	873
Other assets	89,199	89,812
TOTAL ASSETS	$5,250,378	$5,327,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,495,279	$1,758,793
Interest bearing:
Demand	920,920	1,125,014
Savings and money market	1,669,334	1,544,062
Certificates of deposit	552,780	331,400
Total interest bearing	3,143,034	3,000,476
Total deposits	4,638,313	4,759,269
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	87,046	72,512
TOTAL LIABILITIES	4,735,669	4,842,091

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 754,523 and 768,337 outstanding at June 30, 2023 and December 31, 2022, respectively	8	8
Additional paid in capital	43,263	57,206
Retained earnings	488,501	449,932
Accumulated other comprehensive (loss), net of taxes	(17,063)	(21,838)
TOTAL SHAREHOLDERS’ EQUITY	514,709	485,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,250,378	$5,327,399

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$49,690	$38,570	$97,698	$76,003
Interest and dividends on investment securities	5,445	5,716	11,108	11,011
Interest on deposits with others	5,882	1,409	11,843	1,775
Total interest income	61,017	45,695	120,649	88,789
Interest expense
Deposits	8,391	873	12,105	1,676
Subordinated debentures	204	103	400	185
Total interest expense	8,595	976	12,505	1,861
Net interest income	52,422	44,719	108,144	86,928
Provision for credit losses	2,557	1,500	4,057	1,500
Net interest income after provision for credit losses	49,865	43,219	104,087	85,428
Non-interest income
Card processing	1,712	1,847	3,303	3,584
Service charges on deposit accounts	690	830	1,324	1,680
Increase in cash surrender value of BOLI	506	560	950	1,102
Gain on BOLI death benefit	-	-	4,346	-
Net gain/(loss) on sale of securities available-for-sale	-	2	(5,686)	2
Net gain/(loss) on deferred compensation benefits	1,302	(991)	2,198	(579)
Other	1,237	1,264	2,472	2,035
Total non-interest income	5,447	3,512	8,907	7,824
Non-interest expense
Salaries and employee benefits	17,937	16,403	37,521	33,187
Net gain/(loss) on deferred compensation benefits	1,302	(991)	2,198	(579)
Data processing	1,307	1,233	2,567	2,448
Occupancy	1,228	1,150	2,408	2,304
FDIC insurance	592	361	1,203	710
Marketing	425	340	895	656
Legal	264	405	524	684
Other	3,767	4,130	7,689	7,409
Total non-interest expense	26,822	23,031	55,005	46,819
INCOME BEFORE INCOME TAXES	28,490	23,700	57,989	46,433
Income tax expense	7,182	5,257	13,134	10,932
NET INCOME	$21,308	$18,443	$44,855	$35,501

Earnings per common share:
Basic	$28.03	$23.58	$58.83	$45.28
Diluted	$28.03	$23.58	$58.83	$45.28

Weighted average number of common shares
Basic	760,308	781,880	762,443	783,976
Diluted	760,308	781,880	762,443	783,976

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$21,308	$18,443	$44,855	$35,501
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(1,191)	(11,434)	1,171	(27,299)
Reclassification adjustment for (gains)/losses on available-for-sale securities	-	(2)	5,685	(2)
Amortization of unrealized loss on securities transferred to held-to-maturity	(47)	(64)	(77)	(141)
Net unrealized (losses)/gains on available-for-sale securities	(1,238)	(11,500)	6,779	(27,442)
Income tax benefit/(expense)	375	3,400	(2,004)	8,113
Other comprehensive (loss)/income, net of tax	(863)	(8,100)	4,775	(19,329)
Total comprehensive income	$20,445	$10,343	$49,630	$16,172

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and six months ended June 30, 2023 and 2022
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of March 31, 2023	762,931	$8	$51,615	$473,479	$(16,200)	$508,902
Net income	-	-	-	21,308	-	21,308
Other comprehensive loss, net of tax	-	-	-	-	(863)	(863)
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(8,408)	-	(8,352)	-	-	(8,352)
Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709

Balance as of March 31, 2022	785,146	$8	$73,264	$404,389	$(12,948)	$464,713
Net income	-	-	-	18,443	-	18,443
Other comprehensive loss, net of tax	-	-	-	-	(8,100)	(8,100)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(7,956)	-	(7,593)	-	-	(7,593)
Balance as of June 30, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	44,855	-	44,855
Other comprehensive loss, net of tax	-	-	-	-	4,775	4,775
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(13,814)	-	(13,943)	-	-	(13,943)
Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709

Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	35,501	-	35,501
Other comprehensive loss, net of tax	-	-	-	-	(19,329)	(19,329)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(12,456)	-	(11,845)	-	-	(11,845)
Balance as of June 30, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$44,855	$35,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,057	1,500
Depreciation and amortization	1,196	1,270
Net amortization of securities premiums and discounts	35	275
Increase in cash surrender value of BOLI	(950)	(1,102)
Gain on BOLI death benefit	(4,346)	-
Decrease /(increase) in deferred income taxes, net	1,773	(1,127)
Loss/(gain) on sale of securities available-for-sale	5,686	(2)
Net changes in:
Other assets	(2,636)	(7,797)
Other liabilities	16,671	22,823
Net cash provided by operating activities	66,341	51,341
Cash flows from investing activities:
Net change in loans and leases held-for-investment	6,388	(12,568)
Purchase of available-for-sale securities	(4,515)	(10,090)
Purchase of held-to-maturity securities	(2,071)	(168,149)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	43,885	27,679
Proceeds from maturities, calls and pay downs of held-to-maturity securities	23,498	36,641
Purchase of premises and equipment	(3,239)	(526)
Purchase of other investments	(2,166)	(3,440)
Proceeds from bank-owned life insurance	11,752	-
Proceeds from sale of assets	27	34
Net cash provided by (used in) investing activities	73,559	(130,419)
Cash flows from financing activities:
Net (decrease) increase in deposits	(120,956)	129,361
Cash dividends paid	(6,286)	(6,110)
Net cash used in share repurchase of common stock	(13,943)	(11,845)
Net cash (used in) provided by financing activities	(141,185)	111,406
Net change in cash and cash equivalents	(1,285)	32,328
Cash and cash equivalents, beginning of period	588,257	715,460
Cash and cash equivalents, end of period	$586,972	$747,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,907	$2,580
Income taxes paid	$16	$9,343

Supplemental disclosures of non-cash transactions:
Net change in unrealized gain/(losses) on securities available-for-sale	$6,857	$(27,301)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Accounting Standards Adopted in 2023
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the prospective transition method. This ASU eliminates the troubled debt restructuring recognition and measurement guidance and requires an entity to present gross write-offs by year of origination. The amendments also enhance disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. With the exception of enhanced disclosures, there was no material impact to the consolidated financial statements from adoption of this ASU. The Company’s updated accounting policy, as a result of this new ASU, is outlined below.

Modifications for Borrowers Experiencing Financial Difficulty. The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates where the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicated that the borrower is facing financial difficulty. Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure. The Company’s disclosures are included in Note 3, Loans and Leases.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued

Accounting Standards Pending Adoption
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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of June 30, 2023
U.S. Government-sponsored securities	$3,845	$17	$21	$3,841
Mortgage-backed securities (1)	123,302	4	23,238	100,068
Collateralized mortgage obligations (1)	599	-	13	586
Corporate securities	10,038	-	200	9,838
Other	310	-	-	310
Total available-for-sale securities	$138,094	$21	$23,472	$114,643

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

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of June 30, 2023
Mortgage-backed securities (1)	$685,028	$16	$138,764	$546,280	$-
Collateralized mortgage obligations (1)	77,290	-	15,022	62,268	-
Municipal securities	76,128	72	245	75,955	450
Total held-to-maturity securities	$838,446	$88	$154,031	$684,503	$450

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued
Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of December 31, 2022
Mortgage-backed securities(1)	$702,858	$29	$141,121	$561,766	$-
Collateralized mortgage obligations(1)	80,186	-	15,701	64,485	-
Municipal securities	62,302	49	209	62,142	393
Total held-to-maturity securities	$845,346	$78	$157,031	$688,393	$393

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$267	$1	$1,127	$20	$1,394	$21
Mortgage-backed securities(1)	15,374	480	83,944	22,758	99,318	23,238
Collateralized mortgage obligations(1)	-	-	586	13	586	13
Corporate securities	-	-	9,838	200	9,838	200
Total available-for-sale securities	$15,641	$481	$95,495	$22,991	$111,136	$23,472

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued

			December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Treasury notes	$4,964	$25	$-	$-	$4,964	$25
U.S. Government-sponsored securities	378	1	1,326	23	1,704	24
Mortgage-backed securities (1)	35,117	1,639	96,589	28,156	131,706	29,795
Collateralized Mortgage Obligations (1)	1,054	31	-	-	1,054	31
Corporate securities	-	-	9,581	462	9,581	462
Total available-for-sale securities	$41,513	$1,696	$107,496	$28,641	$149,009	$30,337

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

As of June 30, 2023, the Company held 182 available-for-sale securities of which 56 were in an unrealized loss position for less than twelve months and 102 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be impaired. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	June 30, 2023
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	57	-	-	57
Ending Balance	$450	$-	$-	$450

	December 31, 2022
(Dollars in thousands)	Municipal securities	Mortgage- backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	-	-	-	-
Ending Balance	$393	$-	$-	$393

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The amortized cost and estimated fair values of investment securities at June 30, 2023 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$321	$321	$283	$283
After one year through five years	18,571	18,018	12,292	12,201
After five years through ten years	7,135	6,871	28,355	26,675
After ten years	112,067	89,433	797,516	645,344
Total	$138,094	$114,643	$838,446	$684,503

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity municipal securities by credit rating at June 30, 2023:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
June 30, 2023
Municipal securities	$19,380	$391	$56,357	$76,128
Total	$19,380	$391	$56,357	$76,128

As of June 30, 2023, there were no past due principal or interest payments associated with these securities.

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Six months ended June 30, 2023	$30,482	$-	$5,686
Six months ended June 30, 2022	$2,610	$2	$-

Pledged Securities

As of June 30, 2023, securities carried at $582.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $478.7 million at December 31, 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,302,460	$1,328,691
Agricultural	739,207	726,938
Residential and home equity	392,754	387,753
Construction	172,903	166,538
Total real estate	2,607,324	2,609,920
Commercial & industrial	479,908	478,758
Agricultural	282,725	314,525
Commercial leases	126,554	112,629
Consumer and other	5,553	5,886
Total gross loans and leases	3,502,064	3,521,718
Unearned income	(10,341)	(9,357)
Total net loans and leases	3,491,723	3,512,361
Allowance for credit losses	(71,112)	(66,885)
Total loans and leases held-for-investment, net	$3,420,611	$3,445,476

At June 30, 2023, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.3 billion and $894.4 million, respectively. The borrowing capacity on these loans was $784.1 million from FHLB and $655.0 million from the FRB.
The following tables show an aging analysis of the loan and lease portfolio, including unearned income, by the time past due for the periods indicated:

	June 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,293,842	$-	$-	$375	$375	$1,294,217
Agricultural	739,207	-	-	-	-	739,207
Residential and home equity	392,754	-	-	-	-	392,754
Construction	172,903	-	-	-	-	172,903
Total real estate	2,598,706	-	-	375	375	2,599,081
Commercial & industrial	479,729	179	-	-	179	479,908
Agricultural	282,725	-	-	-	-	282,725
Commercial leases	124,456	-	-	-	-	124,456
Consumer and other	5,549	4	-	-	4	5,553
Total loans and leases, net	$3,491,165	$183	$-	$375	$558	$3,491,723

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

	December 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,319,911	$-	$-	$403	$403	$1,320,314
Agricultural	726,938	-	-	-	-	726,938
Residential and home equity	387,753	-	-	-	-	387,753
Construction	166,370	-	-	168	168	166,538
Total real estate	2,600,972	-	-	571	571	2,601,543
Commercial & industrial	478,758	-	-	-	-	478,758
Agricultural	314,525	-	-	-	-	314,525
Commercial leases	111,649	-	-	-	-	111,649
Consumer and other	5,789	97	-	-	97	5,886
Total loans and leases, net	$3,511,693	$97	$-	$571	$668	$3,512,361

Non-accrual loans are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans and leases:
Real estate:
Commercial	$375	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	375	571
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-accrual loans and leases	$375	$571

During the six months ended June 30, 2023, we had one residential real estate loan modified in the amount of $127,000.  The contractual interest rate of the modified loan decreased from 3.18% to 2.18% and the contractual term was extended from 15 years to 25 years.  There were no loans modified on or after January 1, 2023, when the company adopted ASU 2022-02, through June 30, 2023 that subsequently defaulted during the period presented.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents the credit risk rating categories for loans and leases held-for-investment (accruing and non-accruing) net of deferred fees by loan portfolio segment and class as of the dates indicated.

	June 30, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,290,902	$2,940	$375	$-	$1,294,217	$24,787
Agricultural	728,490	-	10,717	-	739,207	9,908
Residential and home equity	392,462	-	292	-	392,754	7,179
Construction	172,903	-	-	-	172,903	3,195
Total real estate	2,584,757	2,940	11,384	-	2,599,081	45,069
Commercial & industrial	471,586	8,083	239	-	479,908	11,291
Agricultural	282,699	17	9	-	282,725	12,903
Commercial leases	124,412	44	-	-	124,456	1,657
Consumer and other	5,391	-	162	-	5,553	192
Total loans and leases, net	$3,468,845	$11,084	$11,794	$-	$3,491,723	$71,112

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,314,377	$5,535	$402	$-	$1,320,314	$18,055
Agricultural	709,927	10,891	6,120	-	726,938	14,496
Residential and home equity	387,371	-	382	-	387,753	7,508
Construction	166,370	-	168	-	166,538	3,026
Total real estate	2,578,045	16,426	7,072	-	2,601,543	43,085
Commercial & industrial	478,437	63	258	-	478,758	11,503
Agricultural	308,830	5,682	13	-	314,525	10,202
Commercial leases	111,568	81	-	-	111,649	1,924
Consumer and other	5,650	-	236	-	5,886	171
Total loans and leases, net	$3,482,530	$22,252	$7,579	$-	$3,512,361	$66,885

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held-for-investment by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as of June 30, 2023:

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Real estate:
Commercial
Pass	$72,459	$172,866	$226,209	$146,307	$69,072	$285,957	$318,032	$1,290,902
Special mention	-	-	-	-	-	2,340	600	2,940
Substandard	-	-	-	-	-	375	-	375
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$72,459	$172,866	$226,209	$146,307	$69,072	$288,672	$318,632	$1,294,217
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$35,673	$74,658	$41,588	$51,985	$14,224	$174,620	$335,742	$728,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	6,128	4,589	10,717
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$35,673	$74,658	$41,588	$51,985	$14,224	$180,748	$340,331	$739,207
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$19,331	$63,975	$92,602	$82,832	$13,730	$76,970	$43,022	$392,462
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	292	-	292
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$19,331	$63,975	$92,602	$82,832	$13,730	$77,262	$43,022	$392,754
Residential and home equity
Current-period gross charge-offs	$14	$-	$-	$-	$-	$-	$-	$14

Construction
Pass	$-	$3,000	$-	$-	$1,575	$-	$168,328	$172,903
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$3,000	$-	$-	$1,575	$-	$168,328	$172,903
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$127,463	$314,499	$360,399	$281,124	$98,601	$546,682	$870,313	$2,599,081

Commercial & industrial
Pass	$33,979	$29,326	$33,982	$10,053	$6,174	$8,715	$349,357	$471,586
Special mention	-	-	48	-	-	517	7,518	8,083
Substandard	-	-	-	-	-	5	234	239
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$33,979	$29,326	$34,030	$10,053	$6,174	$9,237	$357,109	$479,908
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Agricultural
Pass	$395	$4,976	$2,491	$794	$1,109	$2,368	$270,566	$282,699
Special mention	-	-	-	-	-	-	17	17
Substandard	-	-	-	-	9	-	-	9
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$395	$4,976	$2,491	$794	$1,118	$2,368	$270,583	$282,725
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$28,715	$34,385	$12,082	$10,626	$5,315	$33,289	$-	$124,412
Special mention	-	-	-	-	44	-	-	44
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$28,715	$34,385	$12,082	$10,626	$5,359	$33,289	$-	$124,456
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$793	$1,361	$516	$155	$93	$1,694	$779	$5,391
Special mention	-	-	-	-	-	-	-	-
Substandard	127	-	-	-	-	35	-	162
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$920	$1,361	$516	$155	$93	$1,729	$779	$5,553
Consumer and other
Current-period gross charge-offs	$18	$-	$-	$-	$-	$-	$-	$18
Total net loans and leases
Pass	$191,345	$384,547	$409,470	$302,752	$111,292	$583,613	$1,485,826	$3,468,845
Special mention	-	-	48	-	44	2,857	8,135	11,084
Substandard	127	-	-	-	9	6,835	4,823	11,794
Doubtful	-	-	-	-	-	-	-	-
Total net loans and leases	$191,472	$384,547	$409,518	$302,752	$111,345	$593,305	$1,498,784	$3,491,723
Total current-period gross charge-offs	$32	$-	$-	$-	$-	$-	$-	$32

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the six months ended June 30, 2023 and year ended December 31, 2022. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collection or have other unfavorable features. A summary of the changes in those loans is as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022

Balance at beginning of the period	$17,521	$18,128
New loans or advances during year	1,681	523
Repayments	(579)	(1,130)
Balance at end of period	$18,623	$17,521

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the ACL. During the six months ended June 30, 2023, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,471	$-	$1,471
Agricultural	10,717	-	10,717
Residential and home equity	1,649	-	1,649
Construction	-	-	-
Total real estate	13,837	-	13,837
Commercial & industrial	-	-	-
Agricultural	-	9	9
Commercial leases	-	-	-
Consumer and other	-	184	184
Total gross loans and leases	$13,837	$193	$14,030

	December 31, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,114	$-	$1,114
Agricultural	11,035	-	11,035
Residential and home equity	2,153	-	2,153
Construction	-	-	-
Total real estate	14,302	-	14,302
Commercial & industrial	-	-	-
Agricultural	-	13	13
Commercial leases	-	-	-
Consumer and other	-	158	158
Total gross loans and leases	$14,302	$171	$14,473

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

Changes in the allowance for credit losses are as follows:

	For the Three Months Ended June 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$32,694	$2,785	$7,334	$23,888	$1,720	$152	$68,573
Provision / (recapture) for credit losses	2,001	410	(176)	285	(63)	43	2,500
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	21	21	-	6	48
Net (charge-offs) / recoveries	-	-	21	21	-	(3)	39
Balance at end of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112

	For the Three Months Ended June 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning	$32,511	$3,777	$6,759	$16,098	$1,466	$421	$61,032
Provision / (recapture) for credit losses	2,205	(901)	10	(131)	179	(255)	1,107
Charge-offs	-	-	-	(276)	-	(9)	(285)
Recoveries	-	-	105	117	-	4	226
Net (charge-offs) / recoveries	-	-	105	(159)	-	(5)	(59)
Balance at end of period	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision / (recapture) for credit losses	1,974	169	(346)	2,448	(267)	22	4,000
Charge-offs	-	-	(14)	-	-	(18)	(32)
Recoveries	170	-	31	41	-	17	259
Net (charge-offs) / recoveries	170	-	17	41	-	(1)	227
Balance at end of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision / (recapture) for credit losses	2,757	(435)	876	(1,831)	78	(338)	1,107
Charge-offs	-	-	-	(276)	-	(18)	(294)
Recoveries	-	-	119	135	-	6	260
Net (charge-offs) / recoveries	-	-	119	(141)	-	(12)	(34)
Balance at end of period	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$286,881	$202,554
Certificates of deposit greater than $250,000	265,899	128,846
Total certificates of deposit	$552,780	$331,400

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2023	$205,571
2024	327,243
2025	15,007
2026	3,894
2027 and beyond	1,065
Total certificates of deposit	$552,780

Note 5—Short-term borrowings

As of June 30, 2023 and December 31, 2022, committed lines of credit arrangements totaling $1.6 billion and $1.5 billion were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of June 30, 2023 was 5.25%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $784.1 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.35% as of June 30, 2023.

The Company has $894.4 million in pledged loans with the Federal Reserve Bank (the “Fed”). As of June 30, 2023, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $655.0 million. The borrowing rate was 5.25% as of June 30, 2023.

There were no outstanding advances on the above borrowing facilities as of June 30, 2023 and December 31, 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 6—Employee Benefit Plans

Executive Retirement Plan
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by Internal Revenue Service regulations. The ERP is comprised of: (1) a Performance Component comprised of two contributions, one based upon profitability and a second based upon long-term cumulative profitability in the form of the increase in market value in excess of the increase in the book value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval.

The Company expensed $4.5 million to the ERP during the six months ended June 30, 2023 and $3.3 million during the six months ended June 30, 2022. The Company’s carrying value of the liability under the ERP was $58.3 million as of June 30, 2023 and $57.0 million as of December 31, 2022. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of June 30, 2023 and December 31, 2022 totaled 49,156 and 50,196 with an historical cost basis of $31.6 million and $31.4 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $1.8 million compared to net loss of $0.7 million at June 30, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company expensed $2.1 million to the SMRP during the six months ended June 30, 2023 and $1.4 million for six months ended June 30, 2022. The Company’s carrying value of the liability under the SMRP was $16.9 million as of June 30, 2023 and $13.6 million as of December 31, 2022. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of June 30, 2023 and December 31, 2022 totaled 17,941 and 15,998 shares with an historical cost basis of $12.7 million and $10.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.4 million compared to net gains of $0.1 million at June 30, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 7—Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and liabilities and to determine fair value disclosures. Various financial instruments such as available-for-sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets and liabilities on a non-recurring basis, such as collateral dependent loans and other real estate owned. These non-recurring fair value adjustments typically involve lower of cost or fair value accounting or write-down of individual assets.

Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. For accounting disclosure purposes, a three-level valuation hierarchy of fair value measurements has been established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

•
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. These may be internally developed, using the Company’s best information and assumptions that a market participant would consider.

The carrying amounts and estimated fair values of financial instruments held by the Company are set forth below. Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for many of the Company’s financial instruments, fair value estimates are based on judgements regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value note in the Company’s 2022 Annual Report on Form 10-K. There have been no significant changes in these methodologies since then.

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

June 30, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$586,972	$586,972	$-	$-	$586,972
Held-to-maturity securities	837,996	-	628,149	56,356	684,505
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,420,611	-	-	3,224,473	3,224,473
Bank-owned life insurance	66,582	66,582	-	-	66,582

Financial Liabilities:
Total deposits	$4,638,313	$-	$4,085,533	$543,784	$4,629,317
Subordinated debentures	10,310	-	12,717	-	12,717

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$588,257	$588,257	$-	$-	$588,257
Held-to-maturity securities	844,953	-	645,859	42,534	688,393
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,445,476	-	-	3,335,042	3,335,042
Bank-owned life insurance	73,038	73,038	-	-	73,038

Financial Liabilities:
Total deposits	$4,759,269	$-	$4,427,869	$323,572	$4,751,441
Subordinated debentures	10,310	-	12,211	-	12,211

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

June 30, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,841	$-	$3,841	$-	$3,841
Mortgage-backed securities	100,068	-	100,068	-	100,068
Collateralized mortgage obligations	586	-	586	-	586
Corporate securities	9,838	-	9,838	-	9,838
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$14,030	$-	$-	$14,030	$14,030
Other real estate owned	873	-	-	873	873

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Treasury notes	$4,964	$4,964	$-	$-	$4,964
U.S. Government-sponsored securities	4,427	-	4,427	-	4,427
Mortgage-backed securities	132,528	-	132,528	-	132,528
Collateralized mortgage obligations	1,054	-	1,054	-	1,054
Corporate securities	9,581	-	9,581	-	9,581
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$14,473	$-	$-	$14,473	$14,473
Other real estate owned	873	-	-	873	873

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

(Dollars in thousands)	June 30, 2023	December 31, 2022

Commitments to extend credit, including unsecured commitments of $19,961 and $20,401 as of June 30, 2023 and December 31, 2022, respectively	$1,123,756	$1,141,036
Stand-by letters of credit, including unsecured commitments of $8,065 and $7,954 as of June 30, 2023 and December 31, 2022, respectively	16,863	17,138

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis.The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments which amounted to $2.1 million at June 30, 2023 and December 31, 2022.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 78 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At June 30, 2023, the remaining commitments to the LIHTC partnerships and limited liability companies were approximately $20.5 million. At December 31, 2022, the remaining commitments to the LIHTC partnerships and the limited liability companies were $19.7 million.

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

■	higher defaults in our loan and lease portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our high concentration of real estate loans;
■	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
■	technological changes;
■	regulatory or judicial proceedings; and
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

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”) and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

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

The Company’s outstanding common stock as of June 30, 2023, consisted of 754,523 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Non-GAAP Measurements

We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-Q:

•
Tangible common equity ratio and tangible book value per common share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition the related GAAP measures of return on average equity and book value per common share. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

Tangible Common Equity Ratio and	June 30,	June 30,
Tangible Book Value Per Common Share	2023	2022
(Dollars in thousands, except per share data)
Shareholders' equity	$514,709	$461,353
Less: Intangible assets	13,705	14,289
Tangible common equity	$501,004	$447,064

Total Assets	$5,250,378	$5,326,681
Less: Intangible assets	13,705	14,289
Tangible assets	$5,236,673	$5,312,392

Tangible comon equity ratio(1)	9.57%	8.42%
Book Value per common share(2)	$682.16	$593.62
Tangible book value per common share(3)	$664.00	$575.23
Common shares oustanding	754,523	777,190

(1)	Tangible common equity divided by tangible asssets
(2)	Total common equtiy divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at June 30, 2023 and December 31, 2022 and results of operations during the three and six months ended June 30, 2023 and 2022, respectively. Information related to the comparison of the results of operations for the years ended December 31, 2022, and 2021 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Earnings Summary:
Interest income	$61,017	$45,695	$120,649	$88,789
Interest expense	8,595	976	12,505	1,861
Net interest income	52,422	44,719	108,144	86,928
Provision for credit losses	2,557	1,500	4,057	1,500
Noninterest income	5,447	3,512	8,907	7,824
Noninterest expense	26,822	23,031	55,005	46,819
Income before taxes	28,490	23,700	57,989	46,433
Income tax expense	7,182	5,257	13,134	10,932
Net Income	$21,308	$18,443	$44,855	$35,501

Per Common Share Data:
Diluted earnings per common share	$28.03	$23.58	$58.83	$45.28
Book value per common share	$682.16	$593.62	$682.16	$593.62
Tangible book value per common share(1)	$664.00	$575.23	$664.00	$575.23

Performance Ratios:
Return on average assets	1.65%	1.38%	1.73%	1.33%
Return on average equity	16.60%	15.94%	17.75%	15.30%
Net interest margin (tax equivalent)	4.27%	3.52%	4.38%	3.44%
Yield on average loans and leases (tax equivalent)	5.75%	4.76%	5.72%	4.76%
Cost of average total deposits	0.74%	0.07%	0.53%	0.07%
Efficiency Ratio	46.35%	47.75%	46.99%	49.41%
Loan-to-deposit ratio	75.50%	68.32%	75.50%	68.32%
Percentage of checking deposits to total deposits	52.09%	58.98%	52.09%	58.98%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	12.22%	11.55%	12.22%	11.55%
Tier 1 capital to risk-weighted assets	12.46%	11.80%	12.46%	11.80%
Risk-based capital to risk-weighted assets	13.71%	13.05%	13.71%	13.05%
Tier 1 leverage capital ratio	10.21%	8.94%	10.21%	8.94%
Tangible Common Equity Ratio(1)	9.57%	8.42%	9.57%	8.42%

(1)	See "Non-GAAP Measurements"

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$458,927	$5,882	5.14%	$683,655	$1,409	0.83%
Investment Securities:(1)
Taxable securities	923,063	4,626	2.00%	1,090,507	5,107	1.87%
Non-taxable securities(2)	61,576	564	3.66%	48,339	391	3.24%
Total investment securities	984,639	5,190	2.11%	1,138,846	5,498	1.94%
Loans:(3)
Real estate:
Commercial	1,307,376	16,744	5.14%	1,158,892	13,531	4.68%
Agricultural	718,094	9,762	5.45%	701,905	8,509	4.86%
Residential and home equity	390,416	4,267	4.38%	365,872	3,591	3.94%
Construction	161,992	2,928	7.25%	205,491	2,535	4.95%
Total real estate	2,577,878	33,701	5.24%	2,432,160	28,166	4.64%
Commercial & industrial	475,472	8,346	7.04%	439,137	4,891	4.47%
Agricultural	281,321	5,613	8.00%	264,791	2,988	4.53%
Commercial leases	126,158	1,947	6.19%	90,855	1,377	6.08%
Consumer and other	5,531	83	6.02%	21,457	1,148	21.46%
Total loans and leases	3,466,360	49,690	5.75%	3,248,400	38,570	4.76%
Non-marketable securities	15,549	255	6.58%	15,549	218	5.62%
Total interest earning assets	4,925,475	61,017	4.97%	5,086,450	45,695	3.60%
Allowance for credit losses	(69,800)			(61,439)
Non-interest earning assets	313,671			317,066
Total average assets	$5,169,346			$5,342,077

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$941,500	444	0.19%	$1,117,283	319	0.11%
Savings and money market accounts	1,624,285	5,153	1.27%	1,544,753	361	0.09%
Certificates of deposit greater than $250,000	227,958	1,655	2.91%	165,944	106	0.26%
Certificates of deposit less than $250,000	261,372	1,139	1.75%	219,157	87	0.16%
Total interest bearing deposits	3,055,115	8,391	1.10%	3,047,137	873	0.11%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	204	7.94%	10,310	103	4.01%
Total interest bearing liabilities	3,065,425	8,595	1.12%	3,057,447	976	0.13%
Non-interest bearing deposits	1,506,145			1,735,258
Total funding	4,571,570	8,595	0.75%	4,792,705	976	0.08%
Other non-interest bearing liabilities	84,454			86,550
Shareholders' equity	513,322			462,822
Total average liabilities and shareholders' equity	$5,169,346			$5,342,077

Net interest income		$52,422			$44,719
Interest rate spread			3.84%			3.48%
Net interest margin(4)			4.27%			3.53%

(1)	Excludes average unrealized (losses) of ($22.5) million and ($24.7) million for the three months ended June 30, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)
The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $149,000 and $103,000 for the three months ended June 30, 2023, and 2022, respectively.

(3)	Loan interest income includes loan fees of $1.3 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$489,865	$11,843	4.88%	$721,656	$1,775	0.50%
Investment Securities:(1)
Taxable securities	945,258	9,431	2.00%	1,056,670	9,695	1.84%
Non-taxable securities(2)	59,556	1,121	3.76%	49,164	793	3.23%
Total investment securities	1,004,814	10,552	2.10%	1,105,834	10,488	1.90%
Loans:(3)
Real estate:
Commercial	1,293,712	33,393	5.21%	1,155,271	26,807	4.68%
Agricultural	716,921	19,376	5.45%	691,128	16,302	4.76%
Residential and home equity	388,901	8,362	4.34%	359,656	6,892	3.86%
Construction	166,428	5,865	7.11%	198,626	4,607	4.68%
Total real estate	2,565,962	66,996	5.27%	2,404,681	54,608	4.58%
Commercial & industrial	470,498	15,970	6.84%	431,907	9,690	4.52%
Agricultural	280,896	10,817	7.77%	256,648	5,743	4.51%
Commercial leases	121,579	3,752	6.22%	92,844	2,793	6.07%
Consumer and other	5,555	163	5.92%	36,683	3,169	17.42%
Total loans and leases	3,444,490	97,698	5.72%	3,222,763	76,003	4.76%
Non-marketable securities	15,549	556	7.21%	15,549	523	6.78%
Total interest earning assets	4,954,718	120,649	4.91%	5,065,802	88,789	3.53%
Allowance for credit losses	(68,752)			(61,232)
Non-interest earning assets	311,891			315,037
Total average assets	$5,197,857			$5,319,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$1,004,651	888	0.18%	$1,116,436	578	0.10%
Savings and money market accounts	1,593,158	7,656	0.97%	1,531,069	703	0.09%
Certificates of deposit greater than $250,000	188,053	2,142	2.30%	166,725	203	0.25%
Certificates of deposit less than $250,000	233,945	1,419	1.22%	221,487	192	0.17%
Total interest bearing deposits	3,019,807	12,105	0.81%	3,035,717	1,676	0.11%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	400	7.82%	10,310	185	3.62%
Total interest bearing liabilities	3,030,118	12,505	0.83%	3,046,028	1,861	0.12%
Non-interest bearing deposits	1,584,215			1,728,962
Total funding	4,614,333	12,505	0.55%	4,774,990	1,861	0.08%
Other non-interest bearing liabilities	78,150			80,413
Shareholders' equity	505,374			464,204
Total average liabilities and shareholders' equity	$5,197,857			$5,319,607

Net interest income		$108,144			$86,928
Interest rate spread			4.08%			3.41%
Net interest margin(4)			4.40%			3.46%

(1)	Excludes average unrealized (losses) of ($25.3) million and ($15.9) million for the six months ended June 30, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)
The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $296,000 and $210,000 for the six months ended June 30, 2023, and 2022, respectively.

(3)	Loan interest income includes loan fees of $3.3 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Second Quarter 2023 vs. Second Quarter 2022
Interest-bearing deposits with banks and Federal Reserve balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.14% and 0.83% for the second quarter of 2023 and 2022, respectively. The increase was primarily the result of the FRB increasing rates by 350 basis points from the second quarter of 2022 and the first six months of 2023. Average interest-bearing deposits were $458.9 million and $683.7 million for the quarter ended June 30, 2023 and 2022, respectively. Interest income on interest-bearing deposits with banks was $5.9 million and $1.4 million for the quarter ended June 30, 2023 and 2022, respectively.

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

Average total investment securities were $984.6 million and $1.1 billion for the quarter ended June 30, 2023 and 2022, respectively. The average yield on total investment securities was 2.11% and 1.94% for the quarter ended June 30, 2023 and 2022, respectively.

Average loans and leases held for investment were $3.5 billion and $3.2 billion for the quarter ended June 30, 2023 and 2022, respectively. The average yield on the loan and lease portfolio was 5.75% and 4.76% for the quarter ended June 30, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.1 billion and $3.1 billion for the quarter ended June 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits was 1.10% and 0.11% for the quarter ended June 30, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $8.4 million and $0.9 million for the quarter ended June 30, 2023 and 2022, respectively, as a result of increases in short-term market interest rates during 2022 and the first half of 2023. The average rate paid on total funding costs was 0.75% and 0.08% for the quarter ended June 30, 2023 and 2022, respectively. Industry competition for deposits remains challenging which has the potential to increase future deposit costs in order to retain key customers, which could place negative pressure on the net interest margin looking forward.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.88% and 0.50% for the first six months ended of 2023 and 2022, respectively. The increase was primarily the result of the FRB increasing rates by 500 basis points during 2022 and the first six months of 2023. Average interest-bearing deposits were $489.9 million and $721.7 million for the six months ended June 30, 2023 and 2022, respectively. Interest income on interest-bearing deposits with banks was $11.8 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

Average total investment securities were $1.0 billion and $1.1 billion for the six months ended June 30, 2023 and 2022, respectively. The average yield on total investment securities was 2.10% and 1.90% for the six months ended June 30, 2023 and 2022, respectively.

Average loans and leases held for investment were $3.4 billion and $3.2 billion for the six months ended June 30, 2023 and 2022, respectively. The average yield on the loan and lease portfolio was 5.72% and 4.76% for the six months ended June 30, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.0 billion and $3.0 billion for the six months ended June 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits was 0.81% and 0.11% for the six months ended June 30, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $12.1 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, as a result of increases in short-term market interest rates during 2022 and the first six months of 2023. The average rate paid on total funding costs was 0.55% and 0.08% for the six months ended June 30, 2023 and 2022, respectively.

Rate/Volume Analysis
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

	Three Months Ended June 30, 2023 compared with 2022			Six Months Ended June 30, 2023 compared with 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	(609)	5,082	$4,473	(756)	10,824	$10,068
Investment securities:
Taxable securities	(822)	341	(481)	(1,071)	807	(264)
Non-taxable securities	117	56	173	183	145	328
Total investment securities	(705)	397	(308)	(888)	952	64
Loans:
Real estate:
Commercial	1,829	1,384	3,213	3,399	3,187	6,586
Agricultural	200	1,053	1,253	626	2,448	3,074
Residential and home equity	251	425	676	588	882	1,470
Construction	(617)	1,010	393	(849)	2,107	1,258
Total real estate	1,664	3,871	5,535	3,764	8,624	12,388
Commercial & industrial	434	3,021	3,455	932	5,348	6,280
Agricultural	197	2,428	2,625	588	4,486	5,074
Commercial leases	544	26	570	885	74	959
Consumer and other(1)	(541)	(524)	(1,065)	(1,690)	(1,316)	(3,006)
Total loans and leases	2,299	8,821	11,120	4,479	17,216	21,695
Non-marketable securities	-	37	37	-	33	33
Total interest income	985	14,337	15,322	2,835	29,025	31,860

Interest expense:
Interest bearing deposits:
Demand	(57)	182	125	(64)	374	310
Savings and money market accounts	20	4,772	4,792	30	6,923	6,953
Certificates of deposit greater than $250,000	54	1,495	1,549	29	1,910	1,939
Certificates of deposit less than $250,000	20	1,032	1,052	11	1,216	1,227
Total interest bearing deposits	37	7,481	7,518	7	10,422	10,429
Short-term borrowings	-	-	-	-	-	-
Subordinated debentures	-	101	101	-	215	215
Total interest expense	37	7,582	7,619	7	10,637	10,644
Net interest income	$948	$6,755	$7,703	$2,828	$18,388	$21,216

(1)	Consumer and other - These decreases represent the end of the PPP loans which were $0 and $6.8 million as of June 30, 2023 and 2022 respectively.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$61,017	$45,695	$15,322	33.53%	$120,649	$88,789	$31,860	35.88%
Interest expense	8,595	976	(7,619)	(780.64%)	12,505	1,861	(10,644)	(571.95%)
Net interest income	52,422	44,719	7,703	17.23%	108,144	86,928	21,216	24.41%
Provision for credit losses	2,557	1,500	(1,057)	(70.47%)	4,057	1,500	(2,557)	(170.47%)
Net interest income after provision for credit losses	49,865	43,219	6,646	15.38%	104,087	85,428	18,659	21.84%
Non-interest income	5,447	3,512	1,935	55.10%	8,907	7,824	1,083	13.84%
Non-interest expense	26,822	23,031	(3,791)	(16.46%)	55,005	46,819	(8,186)	(17.48%)
Income before income tax expense	28,490	23,700	4,790	20.21%	57,989	46,433	11,556	24.89%
Income tax expense	7,182	5,257	(1,925)	(36.62%)	13,134	10,932	(2,202)	(20.14%)
Net income	$21,308	$18,443	$2,865	15.53%	$44,855	$35,501	$9,354	26.35%

For the three and six months ended June 30, 2023, net income was $21.3 million and $44.9 million, respectively compared to $18.4 million and $35.5 million for the same periods a year ago. For the three months ended June 30, 2023 the increase in net income was primarily the result of higher net interest income of $7.7 million and an increase in non-interest income of $1.9 million. These increases were offset by an increase in non-interest expense of $3.8 million, higher provision for credit losses of $1.1 million and higher income tax expense of $1.9 million.

For the six months ended June 30, 2023, the increase in net income was primarily the result of higher net interest income of $21.2 million. The Company also recognized in non-interest income, a $4.3 million death benefit on bank-owned life insurance (“BOLI”) during the six months ended June 30, 2023 that was not present during the six months ended June 30, 2022. This increase was offset by an increase in non-interest expense of $8.2 million, higher provision for credit losses of $2.5 million and higher income tax expense of $2.2 million.

Net Interest Income and Net Interest Margin.
For the quarter ended June 30, 2023, net interest income increased $7.7 million, or 17.23%, to $52.4 million compared with $44.7 million for the same period a year earlier. The increase is primarily the result of the net interest margin increasing 74 basis points to 4.27% compared with 3.53% for the same period a year earlier. The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate by 350 basis points from the second quarter of 2022 and the first half of 2023. The yield on interest earning assets increased 137 basis points to 4.97% compared to 3.60% for the second quarter of 2022 as the yield on interest bearing liabilities increased 99 basis points to 1.12% compared to .13% for the second quarter of 2022.

For the six months ended June 30, 2023, net interest income increased $21.2 million, or 24.41%, to $108.1 million compared with $86.9 million for the same period a year earlier. The increase is primarily the result of the net interest margin increasing 94 basis points to 4.40% compared with 3.46% for the same period a year earlier. The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate by 350 basis points from the second quarter of 2022 and the first six months of 2023. The loan yield increased 96 basis points compared to the first six months of 2022 and outpaced the increase in deposit yield of 71 basis points compared to the same period a year earlier.

Provision for Credit Losses
The Company made a $2.6 million provision for credit losses during the three months ended June 30, 2023 compared to $1.5 million for the same period a year ago. Net recoveries during the three months ended June 30, 2023 were $39,000 compared to net charge-offs of $59,000 for the same period a year ago.

The Company made a $4.1 million provision for credit losses during the first half of 2023 compared to $1.5 million during the first half of 2022. Net recoveries during the first half of 2023 were $227,000 compared to net charge-offs of $34,000 in the first half of 2022. The increase in ACL during the first six months of 2023 was primarily related to higher expected probable losses inherent in the loan and lease portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment.

Non-interest Income
Non-interest income increased $1.9 million, or 55.1%, to $5.4 million for the quarter ended June 30, 2023 compared with $3.5 million for the same period a year earlier. The increase in non-interest income was primarily due to a $2.3 million increase in net gains on deferred compensation plan investments.

The Company recorded net gains on deferred compensation plan investments of $1.3 million for the quarter ended June 30, 2023 compared with net losses of $1.0 million for the same respective period a year ago. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income increased $1.1 million, or 13.8%, to $8.9 million for the six months ended June 30, 2023 compared with $7.8 million for the same period of 2022. The year-over-year increase in non-interest income was primarily due to a $4.3 million BOLI death benefit and a $2.8 million increase in net gains on deferred compensation plan investments. These increases were partially off-set by a $5.7 million net loss on the sale of investment securities in the first quarter of 2023 to reposition the investment portfolio.

The Company recorded net gains on deferred compensation plan investments of $2.2 million for the six months ended June 30, 2023 compared with net losses of $0.6 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
Non-interest expense increased $3.8 million, or 16.46%, to $26.8 million for the quarter ended June 30, 2023 compared with $23.0 million for the same period a year ago. This increase was primarily comprised of a $2.3 million increase in net gains on deferred compensation plan investments, a $1.1 million increase in salaries and a $0.4 million increase in employee benefits.

Net gains on deferred compensation plan obligations were $1.3 million for the quarter ended June 30, 2023 compared with net losses of $1.0 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense increased $8.2 million, or 17.48%, to $55.0 million for the six months ended June 30, 2023 compared with $46.8 million for the same period a year ago. This increase was primarily comprised of a $2.8 million increase in net gains on deferred compensation plan investments, a $2.2 million increase in salaries, a $2.1 million increase in employee benefits, a $0.6 million increase in other expenses and a $0.5 million increase in FDIC insurance.

The Company recorded net gains on deferred compensation plan investments of $2.2 million for the six months ended June 30, 2023 compared with net losses of $0.6 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense
For the three and six months ended June 30, 2023, income tax expense was $7.2 million and $13.1 million, respectively compared to $5.3 million and $10.9 million for the same periods a year ago. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 25.21% and 22.65%, respectively compared to 22.18% and 23.54% for the same period in 2022. The Company’s effective tax rate for the six months ended June 30, 2023 was lower than its historical effective tax rate primarily due to a non-taxable BOLI death benefit of $4.3 million recognized during the six months ended June 30, 2023. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to BOLI death benefits, the cash surrender value of life insurance; credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Balance Sheet Analysis

Total assets were $5.3 billion at June 30, 2023, a decrease of $77.0 million or 1.45% compared to December 31, 2022. Loans held for investment were $3.5 billion at June 30, 2023, a decrease of $20.6 million, or 0.59% compared to December 31, 2022. Total deposits were $4.6 billion at June 30, 2023 compared with $4.8 billion at December 31, 2022, a decrease of $121.0 million or 2.54%.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $506.7 million at June 30, 2023 and $514.9 million at December 31, 2022. The Company’s total cash and cash equivalents as of June 30, 2023 represents 11.2% of the Company’s total assets as compared to 11.0% as of December 31, 2022.

Investment Securities

The Company’s net investment portfolio decreased by $45.2 million or 4.53% to $952.6 million at June 30, 2023 compared to December 31, 2022. This decrease is net of the impact of $36.2 million in available for sale securities sold for interest rate risk management purposes. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of June 30, 2023 represents 18.14% of the Company’s total assets as compared to 18.72% at December 31, 2022.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost, net of an allowance for credit losses, when the Company has the intent and ability to hold the securities to maturity. See Note 2 “Investment Securities” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.  Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, as accumulated other comprehensive income(loss), net of related income taxes. As of June 30, 2023, the Company held no investment securities from any issuer (other than the U.S. Treasury or an agency of the U.S. government or a government sponsored entity) that totaled over 10% of our shareholders’ equity.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Available-for-Sale Securities
U.S. Treasury notes	$-	$4,964
U.S. Government-sponsored securities	3,841	4,427
Mortgage-backed securities(1)	100,068	132,528
Collateralized mortgage obligations(1)	586	1,054
Corporate securities	9,838	9,581
Other	310	310
Total available-for-sale securities	$114,643	$152,864

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Held-to-Maturity Securities
Mortgage-backed securities(1)	$685,028	$702,858
Collateralized mortgage obligations(1)	77,290	80,186
Municipal securities(2)	76,128	61,909
Total held-to-maturity securities	$838,446	$844,953

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
(2)	Municipal securities are net of allowance for credit losses of $450 and $393, respectively.

The following tables show the carrying value for contractual final maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of June 30, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$80	6.35%	$271	6.19%	$3,490	5.91%	$3,841	5.94%
Mortgage-backed securities(1)	10	2.56%	8,100	2.52%	6,600	3.58%	85,358	1.95%	100,068	2.11%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	586	2.28%	586	2.28%
Corporate securities	-	0.00%	9,838	5.31%	-	0.00%	-	0.00%	9,838	5.31%
Other	310	3.90%	-	0.00%	-	0.00%	-	0.00%	310	3.90%
Total securities available-for-sale	$320	3.86%	$18,018	4.06%	$6,871	3.68%	$89,434	2.11%	$114,643	2.52%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of June 30, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$16,315	1.27%	$668,713	1.91%	$685,028	1.89%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	77,290	1.77%	77,290	1.77%
Municipal securities	283	1.93%	12,292	2.49%	12,040	3.65%	51,513	3.34%	76,128	3.24%
Total securities held-to-maturity	$283	1.93%	$12,292	2.49%	$28,355	2.28%	$797,516	1.99%	$838,446	2.00%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury notes	$4,964	2.37%	$-	0.00%	$-	0.00%	$-	0.00%	$4,964	2.37%
U.S. Government-sponsored securities	3	2.17%	53	2.29%	380	4.52%	3,991	4.52%	4,427	4.29%
Mortgage-backed securities(1)	13	2.82%	16,460	2.31%	15,156	2.41%	100,899	1.82%	132,528	1.95%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	1,054	2.35%	1,054	2.35%
Corporate securities	-	0.00%	9,581	3.13%	-	0.00%	-	0.00%	9,581	3.13%
Other	310	4.60%	-	0.00%	-	0.00%	-	0.00%	310	4.60%
Total securities available-for-sale	$5,290	2.50%	$26,094	2.61%	$15,536	2.46%	$105,944	1.93%	$152,864	2.11%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2022
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$-	0.00%	$18,197	1.22%	$684,661	1.90%	$702,858	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	80,186	1.80%	80,186	1.80%
Municipal securities	883	5.92%	8,058	3.98%	15,670	3.70%	37,691	4.83%	62,302	4.45%
Total securities held-to-maturity	$883	5.92%	$8,058	3.98%	$33,867	2.37%	$802,538	2.03%	$845,346	2.07%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

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

Real Estate Construction – These are loans for acquisition, development and construction and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with a successful track record; for projects in our service area; with Loan to Value (LTV) below 75%; and where the property can be developed and sold within 2 years. Commercial construction loans are generally made only when there is an approved take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

Commercial – These are non-real estate loans and lines of credit to businesses that are sole proprietorships, partnerships, LLC’s and corporations. Lines of credit are extended to finance the seasonal working capital needs of customers during peak business periods; are usually established for periods no longer than 12 to 36 months; are often secured by general filing liens on accounts receivable, inventory and equipment; and are most often tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan. Term loans are primarily made for the financing of equipment, expansion or modernization of a plant or purchase of a business; have maturities from three to seven years; and fixed rates that are most often tied to treasury indices or variable rates tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

Overall, the Company's loan and lease portfolio at June 30, 2023 totaled $3.5 billion, a decrease of $20.6 million or 0.59% compared to December 31, 2022.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,302,460	37.19%	$1,328,691	37.73%
Agricultural	739,207	21.11%	726,938	20.64%
Residential and home equity	392,754	11.21%	387,753	11.01%
Construction	172,903	4.94%	166,538	4.73%
Total real estate	2,607,324	74.45%	2,609,920	74.11%
Commercial & industrial	479,908	13.71%	478,758	13.59%
Agricultural	282,725	8.07%	314,525	8.93%
Commercial leases	126,554	3.61%	112,629	3.20%
Consumer and other	5,553	0.16%	5,886	0.17%
Total gross loans and leases	$3,502,064	100.00%	$3,521,718	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of June 30, 2023.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$36,189	$396,249	$835,140	$34,882	$1,302,460
Agricultural	21,047	188,361	452,673	77,126	739,207
Residential and home equity	33	4,310	118,004	270,407	392,754
Construction	100,220	72,683	-	-	172,903
Total real estate	157,489	661,603	1,405,817	382,415	2,607,324
Commercial & industrial	164,160	217,555	92,166	6,027	479,908
Agricultural	139,259	117,908	23,858	1,700	282,725
Commercial leases	5,083	43,476	77,995	-	126,554
Consumer and other	858	3,589	1,106	-	5,553
Total gross loans and leases	$466,849	$1,044,131	$1,600,942	$390,142	$3,502,064
Rate Structure for Loans
Fixed Rate	$97,118	$586,584	$1,166,360	$231,022	$2,081,084
Adjustable Rate	369,731	457,547	434,582	159,120	1,420,980
Total gross loans and leases	$466,849	$1,044,131	$1,600,942	$390,142	$3,502,064

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$375	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	375	571
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	$375	$571
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$1,248	$1,444

Selected ratios:
Non-performing loans to total loans and leases	0.01%	0.02%
Non-performing assets to total assets	0.02%	0.03%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $375,000 and $571,000 at June 30, 2023 and December 31, 2022, respectively.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at June 30, 2023, and at December 31, 2022.

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

Except for non-performing loans and leases discussed above, the Company’s management is not aware of any loans and leases as of June 30, 2023, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan or lease repayment terms, or any known events that would result in the loan or lease being designated as non-performing at some future date. However, the State of California has routinely experienced drought conditions such as from 2013 through 2016 and 2020-2022. Although the availability of water in our primary service area was not an issue for the 2022 growing season, the weather patterns over the past nine years further reinforce the fact that the long-term risks associated with the availability of water are significant.

Loan Modifications/Restructurings – A modification/restructuring of a loan or lease happens when the Company makes certain concessions to a borrower experiencing financial difficulty.  These concessions either stem from an agreement between the Company and the borrower or is imposed by law or a court; some of these concessions include: term extension, principle forgiveness, rate reduction, or a combination of any of those.  The Company has granted a concession when, as a result of the modification/restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified or restructured within the past 12 months and the effects that said modifications had on the loans or leases.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectable; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

The Company modified one residential real estate loan in the amount of $127,000, during the three months ended June 30, 2023.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of three primary components: specific reserves related to collateral dependent loans and leases; general reserves for current expected credit losses related to loans and leases that are not collateral dependent; and an unallocated component that takes into account the imprecision in estimating and allocating allowance balances associated with macro factors. The Company uses the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL as this method is the most appropriate given the Company’s current size and complexity. See “Summary of Critical Accounting Policies and Estimates - Allowance for Credit Losses – Loans and Leases.”

The following table sets forth the activity in our ACL for loans and leases for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Balance at beginning of year	$66,885	$61,007
Provision for credit losses	4,000	1,107
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	(14)	-
Construction	-	-
Total real estate	(14)	(276)
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(18)	(18)
Total charge-offs	(32)	(294)
Recoveries:
Real estate:
Commercial	170	-
Agricultural	-	-
Residential and home equity	31	119
Construction	-	-
Total real estate	201	119
Commercial & industrial	38	131
Agricultural	3	4
Commercial leases	-	-
Consumer and other	17	6
Total recoveries	259	260
Net recoveries / (charge-offs)	227	(34)

Balance at end of year	$71,112	$62,080

Selected financial information:
Net loans and leases held-for-investment	$3,491,723	$3,249,886
Average loans and leases	3,444,490	3,222,763
Non-performing loans and leases	375	3,028
Allowance for credit losses to non-performing loans and leases	18963.20%	2050.20%
Net (recoveries)/charge-offs to average loans and leases	(0.01%)	0.00%
Provision for credit losses to average loans and leases	0.12%	0.03%
Allowance for credit losses to gross loans and leases held-for-investment	2.03%	1.91%

The increase in ACL during the first six months of 2023 was primarily related to higher expected probable losses inherent in the loan and lease portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment.

The allowance for credit losses in total is $73.2 million which includes the allowance for loan and lease losses of $71.1 million and the reserve for unfunded loan commitments of $2.1 million.

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Dollars	Percent of Each Loan Type to Total Loans
Allowance for credit losses:
Real estate:
Commercial	$24,787	37.19%	$18,055	37.73%
Agricultural	9,908	21.11%	14,496	20.64%
Residential and home equity	7,179	11.21%	7,508	11.01%
Construction	3,195	4.94%	3,026	4.73%
Total real estate	45,069	74.45%	43,085	74.11%
Commercial & industrial	11,291	13.71%	11,503	13.59%
Agricultural	12,903	8.07%	10,202	8.93%
Commercial leases	1,657	3.61%	1,924	3.20%
Consumer and other	192	0.16%	171	0.17%
Total allowance for credit losses	$71,112	100.00%	$66,885	100.00%

Deposits

Total deposits were $4.6 billion and $4.8 billion as of June 30, 2023 and December 31, 2022, respectively a decrease of $121.0 million or 2.5% due in part to seasonality within our agriculture client base. The Company experienced a decrease in deposits in the first quarter of 2023 of $220.1 million or 4.6% while during the second quarter of 2023, deposits increased $99.1 million or 2.2%. The increase in deposits during the second of 2023 reflects seasonality within our agricultural client base and the Company focus on business development activities for deposits.

Non-interest bearing demand deposits were $1.50 billion as of June 30, 2023 and $1.76 billion at December 31, 2022. Non-interest bearing deposits were 32.24% of total deposits, as of June 30, 2023 and 36.96% as of December 31, 2022. Interest bearing deposits were $3.1 billion as of June 30, 2023 and $3.0 billion as of December 31, 2022. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. The decrease in non-interest bearing deposits and the increase in interest-bearing deposits reflects customer behavior in shifting from non-interest bearing accounts to higher interest earning accounts given the current interest rate environment.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$1,004,651	$888	0.18%	$1,116,436	$578	0.10%
Savings and money market	1,593,158	7,656	0.97%	1,531,069	703	0.09%
Certificates of deposit greater than $250,000	188,053	2,142	2.30%	166,725	203	0.25%
Certificates of deposit less than $250,000	233,945	1,419	1.22%	221,487	192	0.17%
Total interest bearing deposits	3,019,807	12,105	0.81%	3,035,717	1,676	0.11%
Non-interest bearing deposits	1,584,215			1,728,962
Total deposits	$4,604,022	$12,105	0.53%	$4,764,679	$1,676	0.07%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements.

The significant increase in short-term interest rates during 2022 and into 2023 has placed pressure on deposit pricing, and we will continue to manage this ongoing impact through careful deposit pricing.  The average cost of deposits, including non-interest bearing deposits, increased to 0.74% for the three months ended June 30, 2023, compared to 0.32% for the three months ended March 31, 2023 and 0.53% for the six months ended June 30, 2023 compared with 0.07% for the same period a year ago.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At June 30, 2023 and December 31, 2022, the Bank had $3.0 million, of these deposits.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at June 30, 2023 or December 31, 2022. There were no Federal Funds purchased or advances from the FRB at June 30, 2023 or December 31, 2022.

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

These securities accrue interest at a variable rate based upon 3-month LIBOR plus 2.85%. Interest rates reset quarterly (the next reset is September 18, 2023) and the rate was 8.36% as of June 30, 2023 and 7.59% at December 31, 2022. The average rate paid for these securities was 7.82% for the first half of 2023 and 3.62% for the first half of 2022. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $514.7 million at June 30, 2023, and $485.3 million at December 31, 2022.

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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	June 30, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$518,285	12.22%	$190,829	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	528,285	12.46%	254,439	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	581,548	13.71%	339,252	8.00%	N/A	N/A
Tier 1 leverage capital ratio	528,285	10.21%	206,998	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$528,826	12.47%	$190,821	4.50%	$275,630	6.50%
Tier 1 capital to risk-weighted assets	528,826	12.47%	254,428	6.00%	339,238	8.00%
Risk-based capital to risk-weighted assets	582,087	13.73%	339,238	8.00%	424,047	10.00%
Tier 1 leverage capital ratio	528,826	10.23%	206,821	4.00%	258,527	5.00%

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$493,438	11.57%	$191,984	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	503,438	11.80%	255,978	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	556,964	13.06%	341,305	8.00%	N/A	N/A
Tier 1 leverage capital ratio	503,438	9.36%	215,201	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$502,838	11.79%	$191,970	4.50%	$277,290	6.50%
Tier 1 capital to risk-weighted assets	502,838	11.79%	255,960	6.00%	341,280	8.00%
Risk-based capital to risk-weighted assets	556,361	13.04%	341,280	8.00%	426,600	10.00%
Tier 1 leverage capital ratio	502,838	9.35%	215,018	4.00%	268,772	5.00%

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represents approximately 4% of outstanding shareholders’ equity. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. The Inflation Reduction Act of 2022 signed into law in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax became effective on January 1, 2023.

During the six months of 2023 the Company repurchased 13,814 shares under the Repurchase Plan, for a total of $13.9 million. The Company has repurchased a total of 14,616 shares or $14.6 million under the current Repurchase Plan.

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

The following table sets forth our off-balance-sheet lending commitments as of June 30, 2023:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,123,756	$422,126	$465,434	$41,354	$194,842
Standby letters of credit	16,863	10,800	4,593	1,470	-
Total off-balance sheet commitments	$1,140,619	$432,926	$470,027	$42,824	$194,842

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses – unfunded loan commitments, for off-balance-sheet commitments, which totaled $2.1 million at June 30, 2023 and December 31, 2022.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 78 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which is primarily on deposit with the FRB and amounted to $506.7 million as of June 30, 2023. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secure borrowings from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

We had the following borrowing lines available at June 30, 2023:

	June 30, 2023
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Home Loan Bank	$784,138	$784,138	$-	$784,138	$1,267,719
Federal Reserve BIC	655,017	655,017	-	655,017	894,400
FHLB Fed Funds	18,000	18,000	-	18,000	-
US Bank Fed Funds	50,000	50,000	-	50,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
Total additional liquidity sources	$1,557,155	$1,557,155	$-	$1,557,155	$2,162,119

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2023 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of June 30, 2023, we had $835.6 million in cash and unencumbered investment securities, which is 15.91% of total assets. We also had $2.0 million in investment securities and $2.2 billion in loans pledged as collateral on short-term borrowing credit lines. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs. We also have additional loans which are available to pledge which would further increase our borrowing capacity.

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

Our primary investing activities are the origination of loans and lease and purchases and sales of investment securities. As of June 30, 2023, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $16.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2023 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Management actively monitors and manages our interest rate risk exposure. In monitoring interest rate risk we continually analyze and manage our earning assets and funding liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Our Asset Liability Management Committee (“ALCO”), which is comprised of members of the Board of Directors and executive officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates.

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

Net Interest Income Simulation. In order to measure interest rate risk, we use a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index.

Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and assumes the reinvestment of the proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet size remains static throughout the simulation horizon by replacing existing cashflows/amortization into similar products at current rates to try and capture the ongoing activity of the balance sheet without forecasting any level of growth. It does not account for all factors that affect this analysis, including changes by management to mitigate the effect of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment-rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from the changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled using various assumptions of assets and liabilities. EVE measures the period end present value of assets minus the present value of liabilities. Management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net income volatility approach since it captures all anticipated cash flows.

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment as rates earned on our interest-bearing assets reprice higher at a faster pace than rates paid on our interest-bearing liabilities.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin.

The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at June 30, 2023, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Market Value of Equity (MVE) (as a % of MVE)
June 30, 2023
+300 bps	3.44%	(10.50%)
+200 bps	2.09%	(7.31%)
+100 bps	1.19%	(2.99%)
0 bps	-	-
-100 bps	(3.43%)	(0.65%)
-200 bps	(7.18%)	(3.90%)
-300 bps	(11.21%)	(9.50%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the six months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet purchased under the plans or programs (In thousands) (1)
Total 1st Quarter 2023	5,406	$1,024.02	5,406	$13,682

April 1, 2023 to April 30, 2023	538	$997.40	538	$13,145
May 1, 2023 to May 31, 2023	20	982.49	20	12,830
June 1, 2023 to June 30, 2023	7,850	982.54	7,850	5,413
Total 2nd Quarter 2023	8,408	$983.49	8,408	$5,413

Total 2023	13,814	$999.35	13,814	$5,413

(1)	As of November 8, 2022 the Board approved an extension to the repurchase program through December 31, 2024 and for an additional $20 million of the Company's common stock.
(2)
The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the six months ended June 30, 2023, excise tax expense totaled $138,000.

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represents approximately 4% of outstanding shareholders’ equity. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. The Inflation Reduction Act of 2022 signed into law in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax became effective on January 1, 2023.

During the first half of 2023 the Company repurchased 13,814 shares under the Repurchase Plan, for a total of $13.9 million.  All of these shares were purchased at prices ranging from $967.00 to $1,082.00 per share, based upon the then current price on the OTCQX. The Company has repurchased a total of 14,616 shares or $14.6 million under the current Repurchase Plan.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2023	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)