Form 10-Q
period 2023-09-30
FARMERS & MERCHANTS BANCORP
filed 2023-11-03
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐  No ☒

As of October 31, 2023, the registrant had 751,095 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$70,622	$73,358
Interest bearing deposits with banks	597,739	514,899
Total cash and cash equivalents	668,361	588,257
Securities available-for-sale, amortized cost $135,125 and $183,171 respectively	106,493	152,864
Securities held-to-maturity, fair value $636,623 and $688,393 respectively	826,015	845,346
Allowance for credit losses - securities held-to-maturity	(450)	(393)
Total investment securities	932,058	997,817
Non-marketable securities	15,549	15,549
Loans and leases held-for-investment, net of unearned income	3,557,203	3,512,361
Allowance for credit losses - loans and leases	(74,159)	(66,885)
Loans held-for-investment, net	3,483,044	3,445,476
Bank-owned life insurance	67,094	73,038
Premises and equipment, net	52,091	49,476
Deferred income tax assets	32,306	31,507
Accrued interest receivable	25,804	21,602
Goodwill	11,183	11,183
Other intangibles	2,380	2,809
Other real estate owned	873	873
Other assets	84,632	89,812
TOTAL ASSETS	$5,375,375	$5,327,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,470,590	$1,758,793
Interest bearing:
Demand	985,408	1,125,014
Savings and money market	1,670,688	1,544,062
Certificates of deposit	622,081	331,400
Total interest bearing	3,278,177	3,000,476
Total deposits	4,748,767	4,759,269
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	85,675	72,512
TOTAL LIABILITIES	4,844,752	4,842,091

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized 752,013 and 768,337 outstanding at September 30, 2023 and December 31, 2022, respectively	7	8
Additional paid-in capital	40,813	57,206
Retained earnings	510,535	449,932
Accumulated other comprehensive (loss), net of taxes	(20,732)	(21,838)
TOTAL SHAREHOLDERS’ EQUITY	530,623	485,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,375,375	$5,327,399

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$52,153	$41,868	$149,851	$117,871
Interest and dividends on investment securities	5,485	5,686	16,593	16,697
Interest on deposits with others	8,075	4,159	19,918	5,934
Total interest income	65,713	51,713	186,362	140,502
Interest expense
Deposits	12,051	1,122	24,156	2,798
Subordinated debentures	221	134	621	319
Total interest expense	12,272	1,256	24,777	3,117
Net interest income	53,441	50,457	161,585	137,385
Provision for credit losses	3,000	1,500	7,057	3,000
Net interest income after provision for credit losses	50,441	48,957	154,528	134,385
Non-interest income
Card processing	1,693	1,791	4,996	5,375
Service charges on deposit accounts	722	638	2,046	2,318
Increase in cash surrender value of BOLI	512	566	1,462	1,668
Gain on BOLI death benefit	-	-	4,346	-
Net loss on sale of securities available-for-sale	-	(2,987)	(5,686)	(2,985)
Net (loss)/gain on deferred compensation benefits	(304)	352	1,894	(227)
Other	983	1,199	3,455	3,234
Total non-interest income	3,606	1,559	12,513	9,383
Non-interest expense
Salaries and employee benefits	17,172	15,994	54,693	49,181
Net (loss)/gain on deferred compensation benefits	(304)	352	1,894	(227)
Data processing	1,254	1,250	3,821	3,698
Occupancy	1,191	1,196	3,599	3,500
FDIC insurance	582	366	1,785	1,076
Marketing	440	303	1,335	959
Legal	256	49	780	733
Other	3,877	4,865	11,566	12,274
Total non-interest expense	24,468	24,375	79,473	71,194
INCOME BEFORE INCOME TAXES	29,579	26,141	87,568	72,574
Income tax expense	7,545	6,605	20,679	17,537
NET INCOME	$22,034	$19,536	$66,889	$55,037

Earnings per common share:
Basic	$29.23	$25.20	$88.06	$70.47
Diluted	$29.23	$25.20	$88.06	$70.47

Weighted average number of common shares
Basic	753,780	775,109	759,600	780,988
Diluted	753,780	775,109	759,600	780,988

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$22,034	$19,536	$66,889	$55,037
Other comprehensive income
Unrealized (losses) on available-for-sale securities	(5,181)	(12,378)	(4,010)	(39,677)
Reclassification adjustment for losses on available-for-sale securities	-	2,987	5,685	2,985
Amortization of unrealized loss on securities transferred to held-to-maturity	(28)	(52)	(105)	(193)
Net unrealized (losses)/gains on available-for-sale securities	(5,209)	(9,443)	1,570	(36,885)
Income tax benefit/(expense)	1,540	2,792	(464)	10,905
Other comprehensive (loss)/income, net of tax	(3,669)	(6,651)	1,106	(25,980)
Total comprehensive income	$18,365	$12,885	$67,995	$29,057

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and nine months ended September 30, 2023 and 2022
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709
Net income	-	-	-	22,034	-	22,034
Other comprehensive loss, net of tax	-	-	-	-	(3,669)	(3,669)
Repurchase of common stock	(2,510)	(1)	(2,450)	-	-	(2,451)
Balance as of September 30, 2023	752,013	$7	$40,813	$510,535	$(20,732)	$530,623

Balance as of June 30, 2022	777,190	$8	$65,671	$416,722	$(21,048)	$461,353
Net income	-	-	-	19,536	-	19,536
Other comprehensive loss, net of tax	-	-	-	-	(6,651)	(6,651)
Repurchase of common stock	(6,368)	-	(6,060)	-	-	(6,060)
Balance as of September 30, 2022	770,822	$8	$59,611	$436,258	$(27,699)	$468,178

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	66,889	-	66,889
Other comprehensive gain, net of tax	-	-	-	-	1,106	1,106
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(16,324)	(1)	(16,393)	-	-	(16,394)
Balance as of September 30, 2023	752,013	$7	$40,813	$510,535	$(20,732)	$530,623

Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	55,037	-	55,037
Other comprehensive loss, net of tax	-	-	-	-	(25,980)	(25,980)
Cash dividends declared ($7.85 per share)	-	-	-	(6,110)	-	(6,110)
Repurchase of common stock	(18,824)	-	(17,905)	-	-	(17,905)
Balance as of September 30, 2022	770,822	$8	$59,611	$436,258	$(27,699)	$468,178

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$66,889	$55,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,057	3,000
Depreciation and amortization	1,833	1,849
Net amortization of securities premiums and discounts	11	341
Increase in cash surrender value of BOLI	(1,462)	(1,668)
Gain on BOLI death benefit	(4,346)	-
(Increase)/decrease in deferred income taxes, net	(1,994)	2,356
Loss on sale of securities available-for-sale	5,686	2,985
Net changes in:
Other assets	2,368	(2,362)
Other liabilities	18,297	18,134
Net cash provided by operating activities	94,339	79,672
Cash flows from investing activities:
Net change in loans and leases held-for-investment	(59,022)	(86,401)
Purchase of available-for-sale securities	(4,515)	(10,135)
Purchase of held-to-maturity securities	(3,814)	(168,634)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	46,751	62,979
Proceeds from maturities, calls and pay downs of held-to-maturity securities	37,524	52,884
Purchase of premises and equipment	(4,493)	(3,318)
Purchase of other investments	(5,263)	(5,300)
Proceeds from bank-owned life insurance	11,752	513
Proceeds from sale of assets	27	73
Net cash provided by (used in) investing activities	18,947	(157,339)
Cash flows from financing activities:
Net (decrease) increase in deposits	(10,502)	269,105
Cash dividends paid	(6,286)	(6,110)
Net cash used in share repurchase of common stock	(16,394)	(17,905)
Net cash (used in) provided by financing activities	(33,182)	245,090
Net change in cash and cash equivalents	80,104	167,423
Cash and cash equivalents, beginning of period	588,257	715,460
Cash and cash equivalents, end of period	$668,361	$882,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,664	$3,832
Income taxes paid	$16	$11,451

Supplemental disclosures of non-cash transactions:
Net change in unrealized gain/(losses) on securities available-for-sale	$1,676	$(36,692)

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

In June 2022, the Financial Accounting Standards Board (FASB) issued guidance within ASU 2022-03, Fair Value Measurement of Equity Securities Subject to contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this ASU are effective for fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The adoption of this ASU is not expected to have material impact on the Company’s Consolidated Financial Statements.

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is evaluating the impacts of this ASU and has not yet determined whether this ASU will have a material impact on its consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

Available-for-Sale Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of September 30, 2023
U.S. Government-sponsored securities	$3,614	$15	$20	$3,609
Mortgage-backed securities (1)	120,588	7	28,477	92,118
Collateralized mortgage obligations (1)	579	-	16	563
Corporate securities	10,034	-	141	9,893
Other	310	-	-	310
Total available-for-sale securities	$135,125	$22	$28,654	$106,493

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

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

Held-to-Maturity Securities		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of September 30, 2023
Mortgage-backed securities (1)	$673,924	$-	$170,743	$503,181	$-
Collateralized mortgage obligations (1)	75,507	-	17,676	57,831	-
Municipal securities	76,584	1	974	75,611	450
Total held-to-maturity securities	$826,015	$1	$189,393	$636,623	$450

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$223	$1	$1,121	$19	$1,344	$20
Mortgage-backed securities(1)	4,930	231	86,461	28,246	91,391	28,477
Collateralized mortgage obligations(1)	-	-	563	16	563	16
Corporate securities	-	-	9,893	141	9,893	141
Total available-for-sale securities	$5,153	$232	$98,038	$28,422	$103,191	$28,654

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

As of September 30, 2023, the Company held 179 available-for-sale securities of which 13 were in an unrealized loss position for less than twelve months and 143 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be impaired. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	September 30, 2023
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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The amortized cost and estimated fair values of investment securities at September 30, 2023 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$387	$386	$450	$450
After one year through five years	17,771	17,321	16,910	16,335
After five years through ten years	6,561	6,121	24,031	21,844
After ten years	110,406	82,665	784,624	597,994
Total	$135,125	$106,493	$826,015	$636,623

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following table summarizes the amortized cost of held-to-maturity municipal securities by credit rating at September 30, 2023:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
September 30, 2023
Municipal securities	$19,381	$393	$56,810	$76,584
Total	$19,381	$393	$56,810	$76,584

As of September 30, 2023, there were no past due principal or interest payments associated with held-to-maturity municipal securities.

Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Nine months ended September 30, 2023	$30,482	$-	$5,686
Nine months ended September 30, 2022	$31,394	$2	$2,987

Pledged Securities

As of September 30, 2023, investment securities carried at $757.2 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) borrowings, and other government agency deposits as required by law. This amount was $478.7 million at December 31, 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,297,380	$1,328,691
Agricultural	753,353	726,938
Residential and home equity	398,990	387,753
Construction	192,745	166,538
Total real estate	2,642,468	2,609,920
Commercial & industrial	489,772	478,758
Agricultural	301,951	314,525
Commercial leases	128,063	112,629
Consumer and other	5,553	5,886
Total gross loans and leases	3,567,807	3,521,718
Unearned income	(10,604)	(9,357)
Total net loans and leases	3,557,203	3,512,361
Allowance for credit losses	(74,159)	(66,885)
Total loans and leases held-for-investment, net	$3,483,044	$3,445,476

At September 30, 2023, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.5 billion, respectively. The borrowing capacity on these loans was $794.9 million from FHLB and $1.2 billion from the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)

Note 3—Loans and Leases—Continued
The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	September 30, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,287,872	$954	$-	$363	$1,317	$1,289,189
Agricultural	749,259	-	-	4,094	4,094	753,353
Residential and home equity	398,769	221	-	-	221	398,990
Construction	192,745	-	-	-	-	192,745
Total real estate	2,628,645	1,175	-	4,457	5,632	2,634,277
Commercial & industrial	489,653	80	-	39	119	489,772
Agricultural	301,951	-	-	-	-	301,951
Commercial leases	124,508	1,142	-	-	1,142	125,650
Consumer and other	5,541	12	-	-	12	5,553
Total loans and leases, net	$3,550,298	$2,409	$-	$4,496	$6,905	$3,557,203

	December 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,319,911	$-	$-	$403	$403	$1,320,314
Agricultural	726,938	-	-	-	-	726,938
Residential and home equity	387,753	-	-	-	-	387,753
Construction	166,370	-	-	168	168	166,538
Total real estate	2,600,972	-	-	571	571	2,601,543
Commercial & industrial	478,758	-	-	-	-	478,758
Agricultural	314,525	-	-	-	-	314,525
Commercial leases	111,649	-	-	-	-	111,649
Consumer and other	5,789	97	-	-	97	5,886
Total loans and leases, net	$3,511,693	$97	$-	$571	$668	$3,512,361

Non-accrual loans are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans and leases:
Real estate:
Commercial	$363	$403
Agricultural	4,094	-
Residential and home equity	-	-
Construction	-	168
Total real estate	4,457	571
Commercial & industrial	39	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-accrual loans and leases	$4,496	$571

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

During the nine months ended September 30, 2023, we had one residential real estate loan modified in the amount of $127,000.  The contractual interest rate of the modified loan decreased from 3.18% to 2.18% and the contractual term was extended from 15 years to 25 years.  There were no loans modified on or after January 1, 2023, when the Company adopted ASU 2022-02, through September 30, 2023 that subsequently defaulted during the period presented.

The following table presents the credit risk rating categories for loans and leases held-for-investment (accruing and non-accruing) net of unearned income by loan portfolio segment and class as of the dates indicated.

	September 30, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,271,547	$17,279	$363	$-	$1,289,189	$26,724
Agricultural	736,338	6,793	10,222	-	753,353	7,241
Residential and home equity	398,216	-	774	-	398,990	7,458
Construction	192,745	-	-	-	192,745	3,612
Total real estate	2,598,846	24,072	11,359	-	2,634,277	45,035
Commercial & industrial	477,474	11,710	588	-	489,772	17,903
Agricultural	297,946	3,998	7	-	301,951	9,082
Commercial leases	125,625	25	-	-	125,650	1,967
Consumer and other	5,337	-	216	-	5,553	172
Total loans and leases, net	$3,505,228	$39,805	$12,170	$-	$3,557,203	$74,159

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,314,377	$5,535	$402	$-	$1,320,314	$18,055
Agricultural	709,927	10,891	6,120	-	726,938	14,496
Residential and home equity	387,371	-	382	-	387,753	7,508
Construction	166,370	-	168	-	166,538	3,026
Total real estate	2,578,045	16,426	7,072	-	2,601,543	43,085
Commercial & industrial	478,437	63	258	-	478,758	11,503
Agricultural	308,830	5,682	13	-	314,525	10,202
Commercial leases	111,568	81	-	-	111,649	1,924
Consumer and other	5,650	-	236	-	5,886	171
Total loans and leases, net	$3,482,530	$22,252	$7,579	$-	$3,512,361	$66,885

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held-for-investment by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as of September 30, 2023:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Real estate:
Commercial
Pass	$94,553	$171,741	$209,733	$144,704	$68,258	$270,620	$311,938	$1,271,547
Special mention	-	-	14,527	-	-	1,797	955	17,279
Substandard	-	-	-	-	-	363	-	363
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$94,553	$171,741	$224,260	$144,704	$68,258	$272,780	$312,893	$1,289,189
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$40,919	$74,346	$41,434	$50,996	$12,164	$168,019	$348,460	$736,338
Special mention	-	-	-	594	2,020	4,179	-	6,793
Substandard	-	-	-	-	-	6,128	4,094	10,222
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$40,919	$74,346	$41,434	$51,590	$14,184	$178,326	$352,554	$753,353
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$33,656	$63,154	$90,089	$80,757	$13,514	$72,734	$44,312	$398,216
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	774	-	774
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$33,656	$63,154	$90,089	$80,757	$13,514	$73,508	$44,312	$398,990
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Construction
Pass	$-	$3,000	$-	$-	$1,575	$-	$188,170	$192,745
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$3,000	$-	$-	$1,575	$-	$188,170	$192,745
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$169,128	$312,241	$355,783	$277,051	$97,531	$524,614	$897,929	$2,634,277

Commercial & industrial
Pass	$47,471	$27,835	$23,821	$8,612	$5,357	$7,741	$356,637	$477,474
Special mention	-	-	4,878	-	-	-	6,832	11,710
Substandard	-	-	-	-	-	499	89	588
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$47,471	$27,835	$28,699	$8,612	$5,357	$8,240	$363,558	$489,772
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Agricultural
Pass	$3,311	$4,770	$2,279	$709	$1,100	$2,158	$283,619	$297,946
Special mention	-	-	75	-	-	-	3,923	3,998
Substandard	-	-	-	-	7	-	-	7
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$3,311	$4,770	$2,354	$709	$1,107	$2,158	$287,542	$301,951
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$35,681	$33,040	$11,381	$9,943	$4,994	$30,586	$-	$125,625
Special mention	-	-	-	-	25	-	-	25
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$35,681	$33,040	$11,381	$9,943	$5,019	$30,586	$-	$125,650
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,470	$1,078	$466	$105	$67	$1,552	$599	$5,337
Special mention	-	-	-	-	-	-	-	-
Substandard	191	-	-	-	-	25	-	216
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$1,661	$1,078	$466	$105	$67	$1,577	$599	$5,553
Consumer and other
Current-period gross charge-offs	$30	$3	$-	$-	$-	$-	$-	$33
Total net loans and leases
Pass	$257,061	$378,964	$379,203	$295,826	$107,029	$553,410	$1,533,735	$3,505,228
Special mention	-	-	19,480	594	2,045	5,976	11,710	39,805
Substandard	191	-	-	-	7	7,789	4,183	12,170
Doubtful	-	-	-	-	-	-	-	-
Total net loans and leases	$257,252	$378,964	$398,683	$296,420	$109,081	$567,175	$1,549,628	$3,557,203
Total current-period gross charge-offs	$30	$3	$-	$-	$-	$14	$-	$47
Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the nine months ended September 30, 2023 and year ended December 31, 2022. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collection or have other unfavorable features. A summary of the changes in those loans is as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022

Balance at beginning of the period	$17,521	$18,128
New loans or advances during year	1,706	523
Repayments	(1,655)	(1,130)
Balance at end of period	$17,572	$17,521

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the ACL. During the nine months ended September 30, 2023, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,450	$-	$1,450
Agricultural	10,222	-	10,222
Residential and home equity	1,630	-	1,630
Construction	-	-	-
Total real estate	13,302	-	13,302
Commercial & industrial	89	495	584
Agricultural	-	7	7
Commercial leases	-	-	-
Consumer and other	-	171	171
Total collateral dependent, gross loans and leases	$13,391	$673	$14,064

	December 31, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,114	$-	$1,114
Agricultural	11,035	-	11,035
Residential and home equity	2,153	-	2,153
Construction	-	-	-
Total real estate	14,302	-	14,302
Commercial & industrial	-	-	-
Agricultural	-	13	13
Commercial leases	-	-	-
Consumer and other	-	158	158
Total collateral dependent, gross loans and leases	$14,302	$171	$14,473

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued
Changes in the allowance for credit losses are as follows:

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112
Provision / (recapture) for credit losses	(730)	417	268	2,748	310	(13)	3,000
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	11	43	-	8	62
Net (charge-offs) / recoveries	-	-	11	43	-	(7)	47
Balance at end of period	$33,965	$3,612	$7,458	$26,985	$1,967	$172	$74,159

	For the Three Months Ended September 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning	$34,716	$2,876	$6,874	$15,808	$1,645	$161	$62,080
Provision / (recapture) for credit losses	(1,616)	119	(15)	3,063	(57)	5	1,499
Charge-offs	-	-	-	(48)	-	(20)	(68)
Recoveries	-	-	6	92	-	8	106
Net (charge-offs) / recoveries	-	-	6	44	-	(12)	38
Balance at end of period	$33,100	$2,995	$6,865	$18,915	$1,588	$154	$63,617

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision / (recapture) for credit losses	1,244	586	(78)	5,196	43	9	7,000
Charge-offs	-	-	(14)	-	-	(33)	(47)
Recoveries	170	-	42	84	-	25	321
Net (charge-offs) / recoveries	170	-	28	84	-	(8)	274
Balance at end of period	$33,965	$3,612	$7,458	$26,985	$1,967	$172	$74,159

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	-	-	-	-	-	-	-
Provision / (recapture) for credit losses	(5,049)	1,539	3,893	2,058	650	(485)	2,606
Charge-offs	-	-	-	(324)	-	(38)	(362)
Recoveries	-	-	125	227	-	14	366
Net (charge-offs) / recoveries	-	-	125	(97)	-	(24)	4
Balance at end of period	$33,100	$2,995	$6,865	$18,915	$1,588	$154	$63,617

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$308,171	$202,554
Certificates of deposit greater than $250,000	313,910	128,846
Total certificates of deposit	$622,081	$331,400

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2023	$131,282
2024	461,680
2025	23,267
2026	4,494
2027 and beyond	1,358
Total certificates of deposit	$622,081

Note 5—Short-term borrowings

As of September 30, 2023 and December 31, 2022, committed lines of credit arrangements totaling $2.2 billion and $1.5 billion were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of September 30, 2023 was 5.25%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $796.7 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.70% as of September 30, 2023.

The Company has $1.5 billion in pledged loans and $147.7 million in pledged securities at par value with the Federal Reserve Bank (the “Fed”). As of September 30, 2023, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.3 billion. The borrowing rate was 5.50% as of September 30, 2023.

There were no outstanding advances on the above borrowing facilities as of September 30, 2023 and December 31, 2022.

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

The Company expensed $6.8 million to the ERP during the nine months ended September 30, 2023 and $5.2 million during the nine months ended September 30, 2022. The Company’s carrying value of the liability under the ERP was $57.0 million as of September 30, 2023 and $57.0 million as of December 31, 2022. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of September 30, 2023 and December 31, 2022 totaled 49,121 and 50,196 with an historical cost basis of $31.6 million and $31.4 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $1.6 million compared to net loss of $0.5 million at September 30, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company expensed $3.1 million to the SMRP during the nine months ended September 30, 2023 and $2.2 million for nine months ended September 30, 2022. The Company’s carrying value of the liability under the SMRP was $17.1 million as of September 30, 2023 and $13.6 million as of December 31, 2022. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of September 30, 2023 and December 31, 2022 totaled 18,161 and 15,998 shares with an historical cost basis of $13.0 million and $10.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2023 and December 31, 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.3 million compared to net gains of $0.3 million at September 30, 2023 and 2022, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

September 30, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$668,361	$668,361	$-	$-	$668,361
Held-to-maturity securities	825,565	-	579,814	56,809	636,623
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,483,044	-	-	3,263,858	3,263,858
Bank-owned life insurance	67,094	67,094	-	-	67,094

Financial Liabilities:
Total deposits	$4,748,767	$-	$4,126,686	$614,257	$4,740,943
Subordinated debentures	10,310	-	12,206	-	12,206

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$588,257	$588,257	$-	$-	$588,257
Held-to-maturity securities	844,953	-	645,859	42,534	688,393
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,445,476	-	-	3,335,042	3,335,042
Bank-owned life insurance	73,038	73,038	-	-	73,038

Financial Liabilities:
Total deposits	$4,759,269	$-	$4,427,869	$323,572	$4,751,441
Subordinated debentures	10,310	-	12,211	-	12,211

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

September 30, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,609	$-	$3,609	$-	$3,609
Mortgage-backed securities	92,118	-	92,118	-	92,118
Collateralized mortgage obligations	563	-	563	-	563
Corporate securities	9,893	-	9,893	-	9,893
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$13,480	$-	$-	$13,480	$13,480
Other real estate owned	873	-	-	873	873

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Treasury notes	$4,964	$4,964	$-	$-	$4,964
U.S. Government-sponsored securities	4,427	-	4,427	-	4,427
Mortgage-backed securities	132,528	-	132,528	-	132,528
Collateralized mortgage obligations	1,054	-	1,054	-	1,054
Corporate securities	9,581	-	9,581	-	9,581
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral Dependent loans	$14,473	$-	$-	$14,473	$14,473
Other real estate owned	873	-	-	873	873

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

(Dollars in thousands)	September 30, 2023	December 31, 2022

Commitments to extend credit, including unsecured commitments of $19,816 and $20,401 as of September 30, 2023 and December 31, 2022, respectively	$1,156,479	$1,141,036
Stand-by letters of credit, including unsecured commitments of $7,970 and $7,954 as of September 30, 2023 and December 31, 2022, respectively	16,802	17,138

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis.The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments which amounted to $2.1 million at September 30, 2023 and December 31, 2022.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At September 30, 2023, the remaining commitments to the LIHTC partnerships and limited liability companies were approximately $17.5 million. At December 31, 2022, the remaining commitments to the LIHTC partnerships and the limited liability companies were $19.7 million.

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
The Company’s outstanding common stock as of September 30, 2023, consisted of 752,013 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”
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

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the allowance for credit losses on loans and leases held-for-investment, investment securities, the carrying value of goodwill and other intangible assets, fair value measurements and the realization of deferred income tax assets and liabilities.
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

Tangible Common Equity Ratio and Tangible Book Value Per Common Share	September 30, 2023	September 30, 2022
(Dollars in thousands, except per share data)
Shareholders’ equity	$530,623	$468,178
Less: Intangible assets	13,563	14,140
Tangible common equity	$517,060	$454,038

Total Assets	$5,375,375	$5,466,781
Less: Intangible assets	13,563	14,140
Tangible assets	$5,361,812	$5,452,641

Tangible common equity ratio(1)	9.64%	8.33%
Book value per common share(2)	$705.60	$607.37
Tangible book value per common share(3)	$687.57	$589.03
Common shares outstanding	752,013	770,822

(1)	Tangible common equity divided by tangible assets
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations
The following discussion and analysis is intended to provide a better understanding of Farmers & Merchants Bancorp and its subsidiaries’ financial condition at September 30, 2023 and December 31, 2022 and results of operations during the three and nine months ended September 30, 2023 and 2022, respectively. Information related to the comparison of the results of operations for the years ended December 31, 2022, and 2021 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.
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
Earnings Performance
The following table presents performance metrics for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Earnings Summary:
Interest income	$65,713	$51,713	$186,362	$140,502
Interest expense	12,272	1,256	24,777	3,117
Net interest income	53,441	50,457	161,585	137,385
Provision for credit losses	3,000	1,500	7,057	3,000
Non-interest income	3,606	1,559	12,513	9,383
Non-interest expense	24,468	24,375	79,473	71,194
Income before taxes	29,579	26,141	87,568	72,574
Income tax expense	7,545	6,605	20,679	17,537
Net Income	$22,034	$19,536	$66,889	$55,037

Per Common Share Data:
Diluted earnings per common share	$29.23	$25.20	$88.06	$70.47
Book value per common share	$705.60	$607.37	$705.60	$607.37
Tangible book value per common share(1)	$687.57	$589.03	$687.57	$589.03

Performance Ratios:
Return on average assets	1.65%	1.45%	1.70%	1.37%
Return on average equity	16.80%	16.64%	17.43%	15.75%
Net interest margin (tax equivalent)	4.17%	3.91%	4.33%	3.62%
Yield on average loans and leases (tax equivalent)	5.87%	5.06%	5.77%	4.86%
Cost of average total deposits	1.01%	0.09%	0.70%	0.08%
Efficiency ratio	42.89%	46.86%	45.65%	48.51%
Loan-to-deposit ratio	75.13%	67.71%	75.13%	67.71%
Percentage of checking deposits to total deposits	51.72%	60.32%	51.72%	60.32%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	12.48%	11.82%	12.48%	11.82%
Tier 1 capital to risk-weighted assets	12.72%	12.06%	12.72%	12.06%
Risk-based capital to risk-weighted assets	13.97%	13.32%	13.97%	13.32%
Tier 1 leverage capital ratio	10.22%	9.12%	10.22%	9.12%
Tangible common equity ratio(1)	9.64%	8.33%	9.64%	8.33%

(1)	See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.
	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$592,012	$8,075	5.41%	$718,794	$4,159	2.30%
Investment securities:(1)
Taxable securities	908,591	4,588	2.02%	1,063,166	5,091	1.92%
Non-taxable securities(2)	61,580	575	3.73%	47,005	386	3.28%
Total investment securities	970,171	5,163	2.13%	1,110,171	5,477	2.00%
Loans:(3)
Real estate:
Commercial	1,290,892	16,990	5.22%	1,224,689	15,179	4.92%
Agricultural	749,899	10,497	5.55%	715,286	9,243	5.13%
Residential and home equity	394,500	4,527	4.55%	375,699	3,836	4.05%
Construction	180,658	3,168	6.96%	164,664	2,468	5.95%
Total real estate	2,615,949	35,182	5.34%	2,480,338	30,726	4.91%
Commercial & industrial	479,113	8,729	7.23%	438,761	5,770	5.22%
Agricultural	296,973	6,138	8.20%	259,345	3,607	5.52%
Commercial leases	127,383	2,018	6.29%	93,051	1,365	5.82%
Consumer and other	5,432	86	6.28%	8,929	400	17.77%
Total loans and leases	3,524,850	52,153	5.87%	3,280,424	41,868	5.06%
Non-marketable securities	15,549	322	8.22%	15,549	209	5.33%
Total interest earning assets	5,102,582	65,713	5.11%	5,124,938	51,713	4.00%
Allowance for credit losses	(72,639)			(63,107)
Non-interest earning assets	324,105			318,078
Total average assets	$5,354,048			$5,379,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$973,380	741	0.30%	$1,101,830	445	0.16%
Savings and money market accounts	1,691,933	6,919	1.62%	1,588,234	476	0.12%
Certificates of deposit greater than $250,000	285,741	2,495	3.46%	156,110	96	0.24%
Certificates of deposit less than $250,000	302,826	1,896	2.48%	212,036	105	0.20%
Total interest bearing deposits	3,253,880	12,051	1.47%	3,058,210	1,122	0.15%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	221	8.50%	10,310	134	5.16%
Total interest bearing liabilities	3,264,190	12,272	1.49%	3,068,520	1,256	0.16%
Non-interest bearing deposits	1,474,752			1,764,266
Total funding	4,738,942	12,272	1.03%	4,832,786	1,256	0.10%
Other non-interest bearing liabilities	90,510			77,389
Shareholders’ equity	524,596			469,734
Total average liabilities and shareholders’ equity	$5,354,048			$5,379,909

Net interest income		$53,441			$50,457
Interest rate spread			3.62%			3.84%
Net interest margin(4)			4.16%			3.91%

(1)Excludes average unrealized losses of ($24.4) million and ($28.5) million for the three months ended September 30, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $152,000 and $102,000 for the three months ended September 30, 2023, and 2022, respectively.
(3)Loan interest income includes loan fees of $1.3 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$524,288	$19,918	5.08%	$720,692	$5,934	1.10%
Investment securities:(1)
Taxable securities	932,901	14,019	2.00%	1,058,859	14,786	1.86%
Non-taxable securities(2)	60,238	1,696	3.75%	48,436	1,179	3.25%
Total investment securities	993,139	15,715	2.11%	1,107,295	15,965	1.92%
Loans:(3)
Real estate:
Commercial	1,292,817	50,383	5.21%	1,178,731	41,986	4.76%
Agricultural	728,035	29,873	5.49%	699,205	25,545	4.88%
Residential and home equity	390,788	12,889	4.41%	365,062	10,728	3.93%
Construction	171,223	9,033	7.05%	187,181	7,075	5.05%
Total real estate	2,582,863	102,178	5.29%	2,430,179	85,334	4.69%
Commercial & industrial	473,346	24,699	6.98%	434,217	15,460	4.76%
Agricultural	286,314	16,955	7.92%	257,555	9,350	4.85%
Commercial leases	123,534	5,770	6.24%	92,914	4,158	5.98%
Consumer and other	5,514	249	6.04%	27,330	3,569	17.46%
Total loans and leases	3,471,571	149,851	5.77%	3,242,195	117,871	4.86%
Non-marketable securities	15,549	878	7.55%	15,549	732	6.29%
Total interest earning assets	5,004,547	186,362	4.98%	5,085,731	140,502	3.69%
Allowance for credit losses	(70,062)			(61,864)
Non-interest earning assets	314,924			314,520
Total average assets	$5,249,409			$5,338,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$994,113	1,629	0.22%	$1,111,513	1,023	0.12%
Savings and money market accounts	1,626,444	14,575	1.20%	1,550,334	1,179	0.10%
Certificates of deposit greater than $250,000	220,973	4,637	2.81%	163,148	299	0.25%
Certificates of deposit less than $250,000	257,158	3,315	1.72%	218,302	297	0.18%
Total interest bearing deposits	3,098,688	24,156	1.04%	3,043,297	2,798	0.12%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	621	8.05%	10,310	319	4.14%
Total interest bearing liabilities	3,108,999	24,777	1.07%	3,053,608	3,117	0.14%
Non-interest bearing deposits	1,547,327			1,740,859
Total funding	4,656,326	24,777	0.71%	4,794,467	3,117	0.09%
Other non-interest bearing liabilities	81,348			77,953
Shareholders’ equity	511,735			465,967
Total average liabilities and shareholders’ equity	$5,249,409			$5,338,387

Net interest income		$161,585			$137,385
Interest rate spread			3.91%			3.56%
Net interest margin(4)			4.32%			3.61%

(1)Excludes average unrealized losses of ($25.0) million and ($20.1) million for the nine months ended September 30, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)The average yield does not include the federal tax benefits at an assumed effective yield of 26% related to income earned on tax-exempt municipal securities totaling $448,000 and $312,000 for the nine months ended September 30, 2023, and 2022, respectively.
(3)Loan interest income includes loan fees of $4.6 million and $9.8 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Third Quarter 2023 vs. Third Quarter 2022
Interest-bearing deposits with banks and Federal Reserve balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.41% and 2.30% for the third quarter of 2023 and 2022, respectively. The increase was primarily the result of the FRB increasing rates by 225 basis points from the third quarter of 2022 and the first nine months of 2023. Average interest-bearing deposits were $592.0 million and $718.8 million for the quarter ended September 30, 2023 and 2022, respectively. Interest income on interest-bearing deposits with banks was $8.1 million and $4.2 million for the quarter ended September 30, 2023 and 2022, respectively.
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
Average total investment securities were $970.2 million and $1.1 billion for the quarter ended September 30, 2023 and 2022, respectively. The average yield on total investment securities was 2.13% and 2.00% for the quarter ended September 30, 2023 and 2022, respectively.
Average loans and leases held-for-investment were $3.5 billion and $3.3 billion for the quarter ended September 30, 2023 and 2022, respectively. The average yield on the loan and lease portfolio was 5.87% and 5.06% for the quarter ended September 30, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.
Average interest-bearing deposits were $3.3 billion and $3.1 billion for the quarter ended September 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits was 1.47% and 0.15% for the quarter ended September 30, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $12.1 million and $1.1 million for the quarter ended September 30, 2023 and 2022, respectively, as a result of increases in short-term market interest rates during 2022 and the first nine months of 2023. The average rate paid on total funding costs was 1.03% and 0.10% for the quarter ended September 30, 2023 and 2022, respectively. Industry competition for deposits continues, which has the potential to increase future deposit costs in order to retain key customers, which could place negative pressure on the net interest margin looking forward.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.08% and 1.10% for the first nine months ended of 2023 and 2022, respectively. The increase was primarily the result of the FRB increasing rates by 525 basis points during 2022 and the first nine months of 2023. Average interest-bearing deposits were $524.3 million and $720.7 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income on interest-bearing deposits with banks was $19.9 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Average total investment securities were $1.0 billion and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively. The average yield on total investment securities was 2.11% and 1.92% for the nine months ended September 30, 2023 and 2022, respectively.
Average loans and leases held-for-investment were $3.5 billion and $3.2 billion for the nine months ended September 30, 2023 and 2022, respectively. The average yield on the loan and lease portfolio was 5.77% and 4.86% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.1 billion and $3.0 billion for the nine months ended September 30, 2023 and 2022, respectively. The average rate paid on interest-bearing deposits was 1.04% and 0.12% for the nine months ended September 30, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $24.2 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of increases in short-term market interest rates during 2022 and the first nine months of 2023. The average rate paid on total funding costs was 0.71% and 0.09% for the nine months ended September 30, 2023 and 2022, respectively.
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
	Three Months Ended September 30, 2023 compared with 2022			Nine Months Ended September 30, 2023 compared with 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	(837)	4,753	$3,916	(2,035)	16,019	$13,984
Investment securities:
Taxable securities	(770)	267	(503)	(1,841)	1,074	(767)
Non-taxable securities	131	58	189	315	202	517
Total investment securities	(638)	324	(314)	(1,526)	1,276	(250)
Loans:
Real estate:
Commercial	844	967	1,811	4,258	4,139	8,397
Agricultural	461	793	1,254	1,086	3,242	4,328
Residential and home equity	199	492	691	790	1,371	2,161
Construction	255	445	700	(648)	2,606	1,958
Total real estate	1,759	2,697	4,456	5,485	11,359	16,844
Commercial & industrial	570	2,389	2,959	1,498	7,741	9,239
Agricultural	582	1,949	2,531	1,143	6,462	7,605
Commercial leases	537	116	653	1,423	189	1,612
Consumer and other(1)	(118)	(196)	(314)	(1,825)	(1,495)	(3,320)
Total loans and leases	3,329	6,956	10,285	7,725	24,255	31,980
Non-marketable securities	-	113	113	-	146	146
Total interest income	1,853	12,147	14,000	4,164	41,696	45,860

Interest expense:
Interest bearing deposits:
Demand	(56)	352	296	(119)	725	606
Savings and money market accounts	33	6,410	6,443	61	13,335	13,396
Certificates of deposit greater than $250,000	142	2,257	2,399	142	4,196	4,338
Certificates of deposit less than $250,000	64	1,727	1,791	62	2,956	3,018
Total interest bearing deposits	182	10,747	10,929	146	21,212	21,358
Short-term borrowings	-	-	-	-	-	-
Subordinated debentures	-	87	87	-	302	302
Total interest expense	182	10,834	11,016	146	21,514	21,660
Net interest income	$1,671	$1,313	$2,984	$4,017	$20,183	$24,200

(1) Consumer and other - These decreases represent the end of the PPP loans which were $0 and $1.8 million as of September 30, 2023 and 2022 respectively.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$65,713	$51,713	$14,000	27.07%	$186,362	$140,502	$45,860	32.64%
Interest expense	12,272	1,256	(11,016)	(877.07%)	24,777	3,117	(21,660)	(694.90%)
Net interest income	53,441	50,457	2,984	5.91%	161,585	137,385	24,200	17.61%
Provision for credit losses	3,000	1,500	(1,500)	(100.00%)	7,057	3,000	(4,057)	(135.23%)
Net interest income after provision for credit losses	50,441	48,957	1,484	3.03%	154,528	134,385	20,143	14.99%
Non-interest income	3,606	1,559	2,047	131.30%	12,513	9,383	3,130	33.36%
Non-interest expense	24,468	24,375	(93)	(0.38%)	79,473	71,194	(8,279)	(11.63%)
Income before income tax expense	29,579	26,141	3,438	13.15%	87,568	72,574	14,994	20.66%
Income tax expense	7,545	6,605	(940)	(14.23%)	20,679	17,537	(3,142)	(17.92%)
Net income	$22,034	$19,536	$2,498	12.79%	$66,889	$55,037	$11,852	21.53%

For the three and nine months ended September 30, 2023, net income was $22.0 million and $66.9 million, respectively compared to $19.5 million and $55.0 million for the same periods a year ago. For the three months ended September 30, 2023 the increase in net income was primarily the result of higher net interest income of $3.0 million and an increase in non-interest income of $2.0 million. These increases were offset by a higher provision for credit losses of $1.5 million and higher income tax expense of $0.9 million.
For the nine months ended September 30, 2023, the increase in net income was primarily the result of higher net interest income of $24.2 million. The Company also recognized in non-interest income, a $4.3 million death benefit on bank-owned life insurance (“BOLI”) during the nine months ended September 30, 2023 that was not present during the nine months ended September 30, 2022. This increase was offset by an increase in non-interest expense of $8.3 million, higher provision for credit losses of $4.1 million and higher income tax expense of $3.1 million.

Net Interest Income and Net Interest Margin.
For the quarter ended September 30, 2023, net interest income increased $3.0 million, or 5.91%, to $53.4 million compared with $50.5 million for the same period a year earlier. The increase is primarily the result of the net interest margin increasing 25 basis points to 4.16% compared with 3.91% for the same period a year earlier. The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate by 225 basis points from the third quarter of 2022 and the first nine months of 2023. The yield on interest earning assets increased 111 basis points to 5.11% compared to 4.00% for the third quarter of 2022 while the yield on interest bearing liabilities increased 133 basis points to 1.49% compared to 0.16% for the third quarter of 2022.
For the nine months ended September 30, 2023, net interest income increased $24.2 million, or 17.61%, to $161.6 million compared with $137.4 million for the same period a year earlier. The increase is primarily the result of the net interest margin increasing 71 basis points to 4.32% compared with 3.61% for the same period a year earlier. The increase in the net interest margin was primarily the result of the FRB increasing the federal funds rate by 225 basis points from the third quarter of 2022 and the first nine months of 2023. The loan yield increased 91 basis points compared to the first nine months of 2022 and the deposit yield increased 93 basis points compared to the same period a year earlier.
Provision for Credit Losses
The Company made a $3.0 million provision for credit losses during the three months ended September 30, 2023 compared to $1.5 million for the same period a year ago. Net recoveries during the three months ended September 30, 2023 were $47,000 compared to net recoveries of $38,000 for the same period a year ago.

The Company made a $7.1 million provision for credit losses during the first nine months of 2023 compared to $3.0 million during the first nine months of 2022. Net recoveries during the first nine months of 2023 were $274,000 compared to net recoveries of $4,000 in the first nine months of 2022. The increase in ACL during the first nine months of 2023 was primarily related to higher expected probable losses inherent in the loan and lease portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment.
Non-interest Income
Non-interest income increased $2.0 million, or 131.30%, to $3.6 million for the quarter ended September 30, 2023 compared with $1.6 million for the same period a year earlier. The increase in non-interest income was primarily due to a $3.0 million net loss on sales of securities during 2022 and a $0.7 million increase in net losses on deferred compensation plan investments compared to a net gain during the same period in 2022.
The Company recorded net losses on deferred compensation plan investments of $0.3 million for the quarter ended September 30, 2023 compared with net gains of $0.4 million for the same respective period a year ago. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.
Non-interest income increased $3.1 million, or 33.36%, to $12.5 million for the nine months ended September 30, 2023 compared with $9.4 million for the same period of 2022. The year-over-year increase in non-interest income was primarily due to a $4.3 million BOLI death benefit gain and a $2.1 million increase in net gains on deferred compensation plan investments. These increases were partially off-set by a $2.7 million increase in net losses on the sale of investment securities in the first quarter of 2023 to reposition the investment portfolio.
The Company recorded net gains on deferred compensation plan investments of $1.9 million for the nine months ended September 30, 2023 compared with net losses of $0.2 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.
Non-interest Expense
Non-interest expense increased $0.1 million, or 0.38%, to $24.5 million for the quarter ended September 30, 2023 compared with $24.4 million for the same period a year ago. This increase was primarily comprised of a $1.2 million increase in salaries and employee benefits partially off-set by a $1.0 million decrease in other expenses.
Net losses on deferred compensation plan obligations were $0.3 million for the quarter ended September 30, 2023 compared with net gains of $0.4 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.
Non-interest expense increased $8.3 million, or 11.63%, to $79.5 million for the nine months ended September 30, 2023 compared with $71.2 million for the same period a year ago. This increase was primarily comprised of a $5.5 million increase in salaries and employee benefits, a $2.1 million increase in net gains on deferred compensation plan investments, a $0.7 million increase in FDIC insurance.

The Company recorded net gains on deferred compensation plan investments of $1.9 million for the nine months ended September 30, 2023 compared with net losses of $0.2 million for the same respective period. See Note 11, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2022 Form 10-K filed on March 15, 2023 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.
Income Tax Expense
For the three and nine months ended September 30, 2023, income tax expense was $7.5 million and $20.7 million, respectively compared to $6.6 million and $17.5 million for the same periods a year ago. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 25.51% and 23.61%, respectively compared to 25.27% and 24.16% for the same period in 2022. The Company’s effective tax rate for the nine months ended September 30, 2023 was lower than its historical effective tax rate primarily due to a non-taxable BOLI death benefit gain of $4.3 million recognized during the nine months ended September 30, 2023. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to BOLI death benefits, the cash surrender value of life insurance, credits associated with low income housing tax credit investments (LIHTC), and tax-exempt interest income on municipal securities and loans.
Balance Sheet Analysis
Total assets grew by $48.0 million, or 0.90%, to $5.4 billion at September 30, 2023 compared with $5.3 billion at December 31, 2022. Loans held-for-investment were $3.6 billion at September 30, 2023, an increase of $44.8 million, or 1.28% compared to December 31, 2022. Total deposits were $4.75 billion at September 30, 2023 compared with $4.76 billion at December 31, 2022, a decrease of $10.5 million or 0.22%.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consists of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $597.7 million at September 30, 2023 and $514.9 million at December 31, 2022. The Company’s total cash and cash equivalents as of September 30, 2023 represents 12.4% of the Company’s total assets as compared to 11.0% as of December 31, 2022.
Investment Securities
The Company’s net investment portfolio decreased by $65.8 million or 6.59% to $932.1 million at September 30, 2023 compared to December 31, 2022. During the first quarter of 2023, $36.2 million in available for sale securities were sold for interest rate risk management purposes. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of September 30, 2023 represents 17.35% of the Company’s total assets as compared to 18.74% at December 31, 2022.

The Company classifies its investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Securities are classified as HTM and are carried at amortized cost, net of an allowance for credit losses, when the Company has the intent and ability to hold the securities to maturity. See Note 2 “Investment Securities” to the Unaudited Consolidated Financial Statements in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.  Securities classified as AFS include securities, which may be sold to effectively manage interest rate risk exposure, prepayment risk, satisfy liquidity demands and other factors. These securities are reported at fair value with aggregate, unrealized gains or losses excluded from income and included as a separate component of shareholders’ equity, as accumulated other comprehensive income(loss), net of related income taxes. As of September 30, 2023, the Company held no investment securities from any issuer (other than the U.S. Treasury or an agency of the U.S. government or a government sponsored entity) that totaled over 10% of our shareholders’ equity.
The carrying value of our portfolio of investment securities was as follows:
(Dollars in thousands)	September 30, 2023	December 31, 2022
Available-for-Sale Securities
U.S. Treasury notes	$-	$4,964
U.S. Government-sponsored securities	3,609	4,427
Mortgage-backed securities(1)	92,118	132,528
Collateralized mortgage obligations(1)	563	1,054
Corporate securities	9,893	9,581
Other	310	310
Total available-for-sale securities	$106,493	$152,864

  (1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
(Dollars in thousands)	September 30, 2023	December 31, 2022
Held-to-Maturity Securities
Mortgage-backed securities(1)	$673,924	$702,858
Collateralized mortgage obligations(1)	75,507	80,186
Municipal securities(2)	76,134	61,909
Total held-to-maturity securities	$825,565	$844,953

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
The following tables show the carrying value for contractual final maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:
	As of September 30, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$107	6.28%	$228	6.55%	$3,274	6.17%	$3,609	6.19%
Mortgage-backed securities(1)	76	1.85%	7,321	2.54%	5,893	3.59%	78,828	1.98%	92,118	2.12%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	563	2.28%	563	2.28%
Corporate securities	-	0.00%	9,893	5.74%	-	0.00%	-	0.00%	9,893	5.74%
Other	310	5.99%	-	0.00%	-	0.00%	-	0.00%	310	5.99%
Total securities available-for-sale	$386	5.18%	$17,321	4.39%	$6,121	3.70%	$82,665	2.14%	$106,493	2.61%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of September 30, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$2,260	0.74%	$13,107	1.38%	$658,557	1.91%	$673,924	1.89%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	75,507	1.78%	75,507	1.78%
Municipal securities	450	4.01%	14,650	4.14%	10,924	3.68%	50,560	3.86%	76,584	3.89%
Total securities held-to-maturity	$450	4.01%	$16,910	3.69%	$24,031	2.43%	$784,624	2.02%	$826,015	2.07%

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
Overall, the Company’s loan and lease portfolio at September 30, 2023 totaled $3.6 billion, an increase of $44.8 million or 1.28% compared to December 31, 2022.
The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:
	September 30, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,297,380	36.36%	$1,328,691	37.73%
Agricultural	753,353	21.12%	726,938	20.64%
Residential and home equity	398,990	11.18%	387,753	11.01%
Construction	192,745	5.40%	166,538	4.73%
Total real estate	2,642,468	74.06%	2,609,920	74.11%
Commercial & industrial	489,772	13.73%	478,758	13.59%
Agricultural	301,951	8.46%	314,525	8.93%
Commercial leases	128,063	3.59%	112,629	3.20%
Consumer and other	5,553	0.16%	5,886	0.17%
Total gross loans and leases	$3,567,807	100.00%	$3,521,718	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of September 30, 2023.
	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$25,332	$400,168	$837,301	$34,579	$1,297,380
Agricultural	19,394	193,583	465,169	75,207	753,353
Residential and home equity	124	4,316	114,246	280,304	398,990
Construction	114,543	78,202	-	-	192,745
Total real estate	159,393	676,269	1,416,716	390,090	2,642,468
Commercial & industrial	177,231	215,299	91,261	5,981	489,772
Agricultural	154,486	126,216	19,561	1,688	301,951
Commercial leases	2,574	48,447	77,042	-	128,063
Consumer and other	730	3,573	1,250	-	5,553
Total gross loans and leases	$494,414	$1,069,804	$1,605,830	$397,759	$3,567,807
Rate structure for loans and leases
Fixed Rate	$85,475	$617,148	$1,152,734	$228,707	$2,084,064
Adjustable Rate	408,939	452,656	453,096	169,052	1,483,743
Total gross loans and leases	$494,414	$1,069,804	$1,605,830	$397,759	$3,567,807

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):
(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$363	$403
Agricultural	4,094	-
Residential and home equity	-	-
Construction	-	168
Total real estate	4,457	571
Commercial & industrial	39	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	$4,496	$571
Other real estate owned (“OREO”)	$873	$873
Total non-performing assets	$5,369	$1,444

Selected ratios:
Non-performing loans to total loans and leases	0.13%	0.02%
Non-performing assets to total assets	0.10%	0.03%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases totaled $4.5 million and $571,000 at September 30, 2023 and December 31, 2022, respectively. The increase was primarily due to one borrower.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at September 30, 2023, and at December 31, 2022.
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
Loan Modifications to Borrowers Experiencing Financial Difficulties – In the normal course of business, the Company may execute loan modifications to borrowers experiencing financial difficulties.  Some of these modifications include: term extension, principle forgiveness, rate reduction, other-than-insignificant payment delay, or any combination of those.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified within the past 12 months and the effects that those modifications had on the modified loans and leases.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectable; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.
The Company modified one residential real estate loan in the amount of $127,000, during the nine months ended September 30, 2023.

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

The following table sets forth the activity in our ACL for loans and leases for the periods indicated:
	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Balance at beginning of year	$66,885	$61,007
Provision for credit losses	7,000	2,606
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	(14)	-
Construction	-	-
Total real estate	(14)	-
Commercial & industrial	-	(324)
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(33)	(38)
Total charge-offs	(47)	(362)
Recoveries:
Real estate:
Commercial	170	-
Agricultural	-	-
Residential and home equity	42	125
Construction	-	-
Total real estate	212	125
Commercial & industrial	57	176
Agricultural	27	51
Commercial leases	-	-
Consumer and other	25	14
Total recoveries	321	366
Net recoveries / (charge-offs)	274	4
Balance at end of year	$74,159	$63,617

Selected financial information:
Net loans and leases held-for-investment	$3,557,203	$3,323,862
Average loans and leases	3,471,571	3,242,195
Non-performing loans and leases	4,496	411
Allowance for credit losses to non-performing loans and leases	1649.44%	15478.59%
Net (recoveries)/charge-offs to average loans and leases	(0.01%)	0.00%
Provision for credit losses to average loans and leases	0.20%	0.08%
Allowance for credit losses to gross loans and leases held-for-investment	2.08%	1.91%

The increase in ACL during the first nine months of 2023 was primarily related to higher expected probable losses inherent in the loan and lease portfolio that was directly related to quantitative and qualitative factors associated with the current economic environment.
The allowance for credit losses in total is $76.2 million which includes the allowance for loan and lease losses of $74.1 million and the reserve for unfunded loan commitments of $2.1 million.

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:
	September 30, 2023		December 31, 2022
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Dollars	Percent of Each Loan Type to Total Loans
Allowance for credit losses:
Real estate:
Commercial	$26,724	36.36%	$18,055	37.73%
Agricultural	7,241	21.12%	14,496	20.64%
Residential and home equity	7,458	11.18%	7,508	11.01%
Construction	3,612	5.40%	3,026	4.73%
Total real estate	45,035	74.06%	43,085	74.11%
Commercial & industrial	17,903	13.73%	11,503	13.59%
Agricultural	9,082	8.46%	10,202	8.93%
Commercial leases	1,967	3.59%	1,924	3.20%
Consumer and other	172	0.16%	171	0.17%
Total allowance for credit losses	$74,159	100.00%	$66,885	100.00%

Deposits
Total deposits were $4.75 billion and $4.76 billion as of September 30, 2023 and December 31, 2022, respectively a decrease of $10.5 million or 0.22%. The Company experienced a decrease in deposits in the first quarter of 2023 of $220.1 million followed by an increase of $99.1 million and an increase of $110.5 million in the second and third quarters, respectively. The fluctuations during the year were due in part to seasonality within our agriculture client base and customer behavior in a changing interest rate environment. The Company’s continuous focus on business development activities for deposits, contributed to the increases in the second and third quarters of 2023.
Non-interest bearing demand deposits were $1.47 billion as of September 30, 2023 and $1.76 billion at December 31, 2022. Non-interest bearing deposits were 30.97% of total deposits, as of September 30, 2023 and 36.96% as of December 31, 2022. Interest bearing deposits were $3.28 billion as of September 30, 2023 and $3.00 billion as of December 31, 2022. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. The decrease in non-interest bearing deposits and the increase in interest-bearing deposits reflects customer behavior in shifting from non-interest bearing accounts to higher interest earning accounts given the current interest rate environment.
The following table shows the average balances and average rate paid on the categories of deposits for each of the periods presented:
	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$994,113	$1,629	0.22%	$1,111,513	$1,023	0.12%
Savings and money market	1,626,444	14,575	1.20%	1,550,334	1,179	0.10%
Certificates of deposit greater than $250,000	220,973	4,637	2.81%	163,148	299	0.25%
Certificates of deposit less than $250,000	257,158	3,315	1.72%	218,302	297	0.18%
Total interest bearing deposits	3,098,688	24,156	1.04%	3,043,297	2,798	0.12%
Non-interest bearing deposits	1,547,327			1,740,859
Total deposits	$4,646,015	$24,156	0.70%	$4,784,156	$2,798	0.08%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements.

The significant increase in short-term interest rates during 2022 and into 2023 has placed pressure on deposit pricing, and we will continue to manage this ongoing impact through careful deposit pricing.  The average cost of deposits, including non-interest bearing deposits, increased to 1.01% for the three months ended September 30, 2023, compared to 0.74% for the three months ended June 30, 2023 and 0.70% for the nine months ended September 30, 2023 compared with 0.08% for the same period a year ago.
The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  As of September 30, 2023 and December 31, 2022, the Bank had $3.0 million, of these deposits.
Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings
Lines of Credit with the Federal Reserve Bank and Federal Home Loan Bank are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at September 30, 2023 or December 31, 2022. There were no Federal Funds purchased or advances from the FRB at September 30, 2023 or December 31, 2022.
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
These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is December 18, 2023) and the rate was 8.52% as of September 30, 2023 and 7.59% at December 31, 2022. The average rate paid for these securities was 8.05% for the first nine months of 2023 and 4.14% for the first nine months of 2022. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.
Capital Resources
The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $530.6 million at September 30, 2023, and $485.3 million at December 31, 2022.
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

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:
	September 30, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$537,981	12.48%	$193,910	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	547,981	12.72%	258,546	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	602,126	13.97%	344,728	8.00%	N/A	N/A
Tier 1 leverage capital ratio	547,981	10.22%	214,463	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$548,020	12.72%	$193,906	4.50%	$280,087	6.50%
Tier 1 capital to risk-weighted assets	548,020	12.72%	258,542	6.00%	344,723	8.00%
Risk-based capital to risk-weighted assets	602,165	13.97%	344,723	8.00%	430,903	10.00%
Tier 1 leverage capital ratio	548,020	10.22%	214,390	4.00%	267,987	5.00%

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$493,438	11.57%	$191,984	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	503,438	11.80%	255,978	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	556,964	13.06%	341,305	8.00%	N/A	N/A
Tier 1 leverage capital ratio	503,438	9.36%	215,201	4.00%	N/A	N/A

Farmers & Merchants Bank
CET1 capital to risk-weighted assets	$502,838	11.79%	$191,970	4.50%	$277,290	6.50%
Tier 1 capital to risk-weighted assets	502,838	11.79%	255,960	6.00%	341,280	8.00%
Risk-based capital to risk-weighted assets	556,361	13.04%	341,280	8.00%	426,600	10.00%
Tier 1 leverage capital ratio	502,838	9.35%	215,018	4.00%	268,772	5.00%

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represented approximately 4% of outstanding shareholders’ equity at the time of approval. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. The Inflation Reduction Act of 2022 signed into law in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax became effective on January 1, 2023.
During the nine months of 2023 the Company repurchased 16,324 shares under the Repurchase Plan, for a total of $16.4 million. The Company has repurchased a total of 17,126 shares or $17.0 million under the current Repurchase Plan.

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
The following table sets forth our off-balance-sheet lending commitments as of September 30, 2023:
		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,156,479	$541,321	$376,208	$45,504	$193,446
Standby letters of credit	16,802	13,782	1,950	1,070	-
Total off-balance sheet commitments	$1,173,281	$555,103	$378,158	$46,574	$193,446

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses – unfunded loan commitments, for off-balance-sheet commitments, which totaled $2.1 million at September 30, 2023 and December 31, 2022.
Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in January 2027. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Liquidity
The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which totaled $668.4 million or 12.4% of total assets as of September 30, 2023. The majority of cash is on deposit with the FRB and amounted to $597.7 million. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and to secured borrowings from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

We had the following borrowing lines available at September 30, 2023:
	September 30, 2023
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,165,853	$1,165,853	$-	$1,165,853	$1,526,304
Federal Home Loan Bank	796,666	796,666	-	796,666	1,272,566
FRB Bank Term Funding Program	147,655	147,655	-	147,655	147,655
US Bank Fed Funds	50,000	50,000	-	50,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
FHLB Fed Funds	18,000	18,000	-	18,000	-
Total additional liquidity sources	$2,228,174	$2,228,174	$-	$2,228,174	$2,946,525

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2023 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of September 30, 2023, we had internal sources of liquidity comprised of $668.4 million in cash and $256.7 million unencumbered investment securities, which is 17.21% of total assets. We also had $2.23 billion in external sources of liquidity as outlined in the table above bringing our total available liquidity to $3.15 billion. Our pledged collateral on short-term borrowing lines is comprised of $2.8 billion in loans, $148 million in investment securities pledged at par value and $2.0 million in investment securities held at market value. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.
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
Our primary investing activities are the origination of loans and lease and purchases and sales of investment securities. As of September 30, 2023, we had unfunded loan commitments of $1.2 billion and unfunded letters of credit of $16.8 million. We anticipate that we will have sufficient funds available to meet current loan commitments.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2023 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.
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
The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at September 30, 2023, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:
	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
September 30, 2023
+300 bps	3.6%	(10.7%)
+200 bps	2.1%	(7.5%)
+100 bps	1.2%	(3.0%)
0 bps	-	-
-100 bps	(3.1%)	0.5%
-200 bps	(6.5%)	(1.5%)
-300 bps	(10.1%)	(5.8%)

Item 4.	Controls and Procedures

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
Changes in Internal Controls
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the nine months ended September 30, 2023:
Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet purchased under the plans or programs (In thousands) (1)
Total 1st Quarter 2023	5,406	$1,024.02	5,406	$13,682
Total 2nd Quarter 2023	8,408	983.49	8,408	5,413

July 1, 2023 to July 31, 2023	87	$975.86	87	$5,328
August 1, 2023 to August 31, 2023	903	963.94	903	4,457
September 1, 2023 to September 30, 2023	1,520	967.60	1,520	2,987
Total 3rd Quarter 2023	2,510	$966.57	2,510	$2,987

Total 2023	16,324	$994.31	16,324	$2,987

(1)As of November 8, 2022 the Board approved an extension to the repurchase program through December 31, 2024 and for an additional $20 million of the Company’s common stock.
(2)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the nine months ended September 30, 2023, the excise tax expense accrual totaled $162,000.
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
During the first nine months of 2023 the Company repurchased 16,324 shares under the Repurchase Plan, for a total of $16.4 million.  All of these shares were purchased at prices ranging from $949.00 to $1,082.00 per share, based upon the then current price on the OTCQX. The Company has repurchased a total of 17,126 shares or $17.0 million under the current Repurchase Plan.

Item 3.	Defaults upon Senior Securities

Not Applicable
Item 4.	Mine Safety Disclosures

Not Applicable

Item 5	Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
FARMERS & MERCHANTS BANCORP

Date: November 3, 2023	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)