Form 10-K
period 2023-12-31
FARMERS & MERCHANTS BANCORP
filed 2024-03-14
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2023 (based on the last reported trade on June 30, 2023) was $648,698,000.
The number of shares of Common Stock outstanding as of February 29, 2024: 743,031
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this Annual Report on Form 10-K (“Form 10-K”), and our actual results may differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Form 10-K:

◾	changes in general economic conditions, either nationally, in California, or in our local markets;
◾	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
◾	increases in competitive pressures among financial institutions and businesses offering similar products and services;
◾
risks associated with negative events in the banking industry in the past year, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital or which could increase the cost of our deposit insurance by the FDIC;

◾	higher defaults in our loan and lease portfolio than we expect;
◾	changes in management’s estimate of the adequacy of the allowance for credit losses;
◾	risks associated with our growth and expansion strategy and related costs;
◾	increased lending risks associated with our high concentration of real estate loans;
◾	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
◾	technological changes;
◾	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
◾	regulatory or judicial proceedings; and
◾	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in this Form 10-K.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Please take into account that forward-looking statements speak only as of the date of this Form 10-K (or documents incorporated by reference, if applicable).

The Company does not undertake any obligation to publicly correct or update any forward-looking statements if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statements, except as required by law.

PART I

Item 1.	Business

Organizational Structure

Farmers & Merchants Bancorp is a Delaware registered bank holding company organized in 1999.  As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and by the California Department of Financial Protection and Innovation (“DFPI”).  The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”  The Company’s outstanding common stock as of December 31, 2023, consisted of 747,971 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2023.

The Company operates all financial service activities through its wholly-owned banking subsidiary, Farmers & Merchants Bank of Central California, which was organized in 1916.  The Bank was incorporated under the laws of the State of California as a non-Federal Reserve member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank’s two wholly-owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corporation. Farmers & Merchants Investment Corporation is currently dormant, and Farmers/Merchants Corporation acts as trustee on deeds of trust originated by the Bank.  The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, as amended (“FDIA”), up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

In March 2002, F & M Bancorp, Inc. was created to protect the name “F & M Bank.” During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank,” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted all of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 9 “Long-Term Subordinated Debentures” located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

Market Area

The Company’s primary service area is the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties, and the east region of the San Francisco Bay Area, including Napa, Alameda, and Contra Costa counties.  The Company operates 29 full-service branches and 3 stand-alone ATMs. The following statistical data, for the counties in our market area, are set forth below:

•
Sacramento County, with branches in Sacramento, Elk Grove, Galt and Walnut Grove.  This county had a Population of 1.6 million and a Median Household Income of approximately $83,985. Significant employment sectors include the following: government, education & health trade, and transportation & utilities. Unemployment was at 4.7%.

•
San Joaquin County, with branches in Lodi, Linden, Stockton, Lockeford and Manteca. This county had a Population of 0.79 million and a Median Household Income of approximately $82,837. Significant employment sectors include the following: trade, transportation & utilities, government, and education & health services. Unemployment was at 6.8%.

•
Solano County, with a branch in Rio Vista. This county had a Population of 0.45 million and a Median Household Income of approximately $97,037. Significant employment in the following industries: education and health services, trade, transportation and utilities, and government. Unemployment was at 5.1%.

•
Stanislaus County, with branches in Modesto, Riverbank and Turlock. This county had a Population of 0.55 million and a Median Household Income of approximately $74,872. Significant employment in the following sectors: trade, transportation & utilities, educational & health services, and government. Unemployment was at 6.9%.

•
Merced County, with branches in Hilmar and Merced.  This county had a Population of 0.29 million and a Median Household Income of approximately $64,772. Significant employment in the following sectors: government, trade, transportation & utilities, and farming. Unemployment was at 10.2%.

•
Alameda County, with a branch in Oakland.  This county had a Population of 2.8 million and a Median Household Income of approximately $122,488. Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.5%.

•
Contra Costa County, with branches in Concord and Walnut Creek.  This county had a Population of 2.8 million and a Median Household Income of approximately $110,455. The Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.5%.

•
Napa County, with a branch in Napa.  This county had a Population of 0.13 million and a Median Household Income of approximately $105,809. Significant employment in the following sectors: manufacturing, leisure & hospitality, trade, and educational & health services. Unemployment was at 4.1%.

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

The market shares of the Bank and all other banks within the eight counties in California in which we operate, at June 30, 2023 (the most recent data available), as reported by FDIC, are as follows:

County	F&M Bank Deposits	All Banks Deposits	F&M Bank Deposit Share
(Dollars in thousands)
San Joaquin	$1,946,599	$15,208,059	12.80%
Stanislaus	1,011,213	11,496,841	8.80%
Merced	278,564	3,402,530	8.19%
Solano	194,503	6,843,282	2.84%
Sacramento	706,016	71,900,266	0.98%
Contra Costa	456,919	53,024,409	0.86%
Napa	19,833	5,117,439	0.39%
Alameda	27,412	66,995,394	0.04%
Total	$4,641,059	$233,988,220	1.98%

Human Capital Resources

As of December 31, 2023, we employed 378 full-time-equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2023, salaries and employee benefits expense totaled $71 million, representing 68% of our total non-interest expense. Expenses, excluding salaries, related to education, training, recruiting and placement was approximately $500,000 for the period ended December 31, 2023.

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

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually, we use outside survey firms to provide information on market pay. We also pay performance-based bonuses to our employees. We use different performance based bonus programs for those in business generating roles and those in administrative support roles to ensure incentives align with job responsibilities and proper segregation of duties. During 2023, total bonus compensation amounted to over 30% of base salaries. We believe that this “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate in our Profit Sharing Plan after one year of service and having worked at least 1,000 hours. The Company makes contributions equal to 5% of the employee’s eligible compensation and discretionary contributions determined annually by the Board of Directors. This is not a matching based program; employees receive these contributions regardless of whether they make individual contributions to our 401(K) program. During 2023 total contributions for the Profit Sharing Plan amounted to over 10% of base salaries, a level that we believe helps us in recruitment and retention.

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

Diversity, Equity, and Inclusion (“DE&I”)
To foster a deeper understanding regarding diversity and inclusion, the Company assigns all employees diversity and inclusion training - Diversity Made Simple. The diversity course is mandatory for all staff. As of December 31, 2023, all employees had met their diversity and inclusion training obligations. Our DE&I efforts focus on shared commitment and action across business lines to foster a culture of belonging and inclusion among our colleagues. Our efforts extend to our markets by strengthening our DE&I efforts in our relationships with customers and the communities that we live in and serve. In 2023, we used our expertise to provide loans and investments as well as financial support to promote affordable housing, provide small business lending, and advance neighborhood development through philanthropic support. These initiatives and investments create opportunities for individuals, families, and businesses to fully participate in and share the rewards of building economic stability in our communities.

Harassment Prevention
The Company assigns all employees preventative harassment training. Every two years non-supervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion.  Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2023, all employees had met their harassment prevention training requirements for 2023.

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

Succession Planning
The Company has a succession planning process led by the Board of Directors and executive management. The Board engages in strategic planning sessions, which includes board succession plans and succession plans for executive management and other key positions.  Succession plans are designed to ensure a smooth and orderly transition.  These succession plans are discussed with our regulators during the examination process.

Government Policies

The Company’s profitability, like that of most financial institutions, is significantly dependent on interest rate differentials. The difference between the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Company on its interest-earning assets, such as loans and leases extended to its customers and securities held in its investment portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession, unemployment, and the monetary policy of the Federal Reserve. The impact that changes in economic conditions might have on the Company and the Bank cannot be predicted.

The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and maximum employment, stable prices, and moderate long-term interest rates) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments, and deposits and affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

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

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the Deposit Insurance Fund (“DIF”) and clients of insured depository institutions and not for the benefit of stockholders of the Company. This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company’s operations are subject to extensive regulation and examination by the Federal Reserve. The Company is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve conducts periodic examinations of the Company.

The Federal Reserve may require that the Company terminate an activity, terminate control of, liquidate, or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, the Company must file written notice with, and obtain approval from, the Federal Reserve prior to purchasing or redeeming its equity securities.

Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with an extension of credit, lease or sale of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Farmers & Merchants Bancorp and its subsidiaries. Further, the Company is required by the Federal Reserve to maintain certain levels of capital. See “Capital Standards.”

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior notice to, and/or approval of, the Federal Reserve, may engage in any, or acquire shares of companies engaged in any, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy, that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Company is not a financial holding company for purposes of the BHCA.

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

The Bank
The Bank, as a California-chartered non-Federal Reserve member bank, is subject to primary supervision, periodic examination and regulation by the DFPI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.

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

•
changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s DIF and increasing the floor on the size of the FDIC’s DIF;

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

Many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies. The law contains many provisions which have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that resulted in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.

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

Whether and the extent to which the Economic Growth Act, or any other new legislation, will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time. No current assurance may be given that any other such legislative changes will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

Capital Standards
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.

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

As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for a “well capitalized” institution under the Basel III capital rules on a fully phased-in basis.

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

On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Company and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets.

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

	Minimum to be Categorized as "Well Capitalized"		Minimum to be Categorized as "Adequately Capitalized"		Under-capitalized	Significantly Under- capitalized	Critically Under- capitalized
Risk-based capital to risk-weighted assets	10.00	%+	8.00	%+	< 8.00%	< 6.00%	N/A
Tier 1 capital to risk-weighted assets	8.00	%+	6.00	%+	< 6.00%	< 4.00%	N/A
CET1 capital to risk-weighted assets	6.50	%+	4.50	%+	< 4.50%	< 3.00%	N/A
Tier 1 leverage capital ratio	5.00	%+	4.00	%+	< 4.00%	< 3.00%	N/A
Tangible equity to assets	N/A		N/A		N/A	N/A	< 2.00%
Supplemental leverage ratio	N/A		3.00	%+	< 3.00%	N/A	N/A

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank to the FDIC. As of December 31, 2023, we met the requirements to be classified as “well capitalized” based upon the aforementioned ratios for purposes of the PCA regulations.

The Community Bank Leverage Ratio
On November 4, 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, known as the community bank leverage ratio (“CBLR”) framework, for qualifying community banking organizations consistent with Section 201 of the Economic Growth Act. The CBLR framework is designed to reduce the capital burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The final rule was effective on January 1, 2020.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well capitalized” ratio requirements under the PCA regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework was available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. The Company and Bank did not opt into the CBLR framework.

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

Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our subsidiaries, including laws requiring notification to affected individuals and regulators of data security breaches and laws prohibiting sharing of customer information without the customer’s prior permission.

In June 2018, the State of California enacted The California Consumer Privacy Act of 2018 (“CCPA”). This law became effective on January 1, 2020, and provides consumers with expansive rights and controls over their personal information which is obtained by or shared with “covered businesses”, which includes the Bank and most other banking institutions subject to California law. The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information. The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA”) which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights. The CPREA requires businesses to not share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request. It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations. Most of the provisions of the CPREA took effect in 2023 but some portions, such as the creation of the new state agency, went into effect immediately. While GLBA-regulated nonpublic, personal information generally is exempt under the CCPA, the CCPA and certain other state laws apply to the personal information of representatives of any business contacts that the Bank engages with who are California residents, employees who are California residents, and any other personal information that the Bank collects outside of the scope of GLBA, such as with respect to certain data collected from visitors to our website. The impact of these laws on the business of the Bank could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $157.7 million at December 31, 2023. During 2023, the Bank paid $33.3 million in dividends to the Company of which $12.9 million was used for cash dividends to shareholders, $16.3 million was allocated for share repurchases and $4.1 million to cover expenses and maintain a cash reserve.

The FDIC and the DFPI also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC or the DFPI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the PCA provisions of federal law could limit the amount of dividends that the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFPI may impose similar limitations on the Bank. See “Prompt Corrective Action” and “Capital Standards”, above, for a discussion of these additional restrictions on capital distributions.

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

On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC said that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the COVID-19 pandemic and other factors that affect the level of the DIF.  Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures in early 2023 of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. This special assessment does not apply to the Bank.

The Bank’s FDIC premiums were $2.4 million, $1.4 million, and $1.2 million for the three years ended December 31, 2023, 2022, and 2021, respectively. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

A bank’s compliance with the CRA is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC in August 2022 and the Bank received an overall Outstanding rating in complying with its CRA obligations.

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank under the final rule (with assets greater than $2 billion) and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. The rule imposes new data collection requirements on large banks, although certain data collection and reporting requirements will be limited to larger banks with assets greater than $10 billion. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule's provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

Consumer Protection Regulations
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, GLBA, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Servicemembers Civil Relief Act, Military Lending Act and Real Estate Settlement Procedures Act.

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

Incentive Compensation
In 2010, the federal bank regulatory agencies issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

In 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets.

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

It is currently anticipated that a third rulemaking document on incentive-based compensation arrangements for financial institutions could be proposed by these federal banking agencies in 2024.

Available Information

Company reports filed with the SEC, including the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by directors, executive officers and principal stockholders, can be accessed free of charge through the Company’s website at http://www.fmbonline.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The link to the SEC is on the About Us page. The Company’s reports may also be accessed at the SEC’s Internet website (http://www.sec.gov).

Item 1A.	Risk Factors

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Form 10-K. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Relating to the Industry and Geographic Area in Which We Operate and the U.S. Economy

As a financial services company, our business and operations may be adversely affected by weak economic conditions. Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and California. The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2024 while inflation is expected to remain elevated relative to historic levels in the coming quarters. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations. Our clients businesses are also impacted by the strong US dollar and the related impact to commodity prices and exports.

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

Although only 5.8% of our loan portfolio consisted of real estate construction, and acquisition and land development loans as of December 31, 2023, such loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than other loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation.  Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) acquisition, development and construction loans (“ADC loans”) exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk-based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2023, our ratio of the sum of CRE and ADC loans to total risk-based capital was 182% and our ratio of ADC loans to total risk-based capital was 36.47%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guidance. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidance and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

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

The small to medium-sized businesses, including agricultural businesses, that we lend to may have fewer resources to weather adverse business and economic developments, which may impair their ability to repay a loan, and such impairment could adversely affect our operations and financial condition.  Our business strategy targets primarily small to medium-sized businesses, which frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan.

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

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates. Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. An inverted yield curve, such as the one that has existed in recent years, places further stress on interest rate risk management. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their borrowings. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range 11 times or 525 basis points from March 2022 to July 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2024 and beyond.

Beginning in 2021, the U.S. economy began to reflect relatively rapid rates of increase in the consumer price index and other economic indices; a prolonged elevated rate of inflation could present risks for the U.S. banking industry and our business.  During the latter part of 2021 and into 2023, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.

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

In addition, the conflict between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, have led to higher costs for gas, food and goods in the U.S. and exacerbated the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

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

Our financial results may be impacted by the cyclicality and seasonality of our agricultural lending business.  The Company has provided financing to agricultural customers in the mid Central Valley of California throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2023 a significant portion of the Company’s loans (as much as 30.0%) were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

The impact of climate change and governmental and societal responses to climate change, including on the availability of water and the transition to a low-carbon economy, could adversely affect our business and our clients’ businesses.  Despite the fact that 2023 had significant levels of precipitation in California, the State has experienced severe drought conditions at times over the past several years. These weather patterns reinforce the fact that the long-term risks associated with the availability of water are significant. The farming belt of the Central Valley is often cited as an example of an area that experienced extreme drought. However, not all areas of the state are impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the mid Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers.

In addition to the impact that climate has on the availability of water, State and Federal regulators ultimately manage this resource, which may also impact the access of our customers’ water. For example, in 2014, the State of California passed the Sustainable Groundwater Management Act. All Water Districts must develop plans to comply with the Act, including groundwater recharge programs. Although the exact impact of compliance is not currently known, and even prior to 2014 most of the water districts in the Bank’s service area had been developing and implementing management plans, it is possible that some water districts will have to ultimately fallow some ground to achieve compliance with the Act.

In recent years, the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On October 24, 2023, the FDIC, the OCC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to the Bank directly based upon our current size, the FDIC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

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

Risks Related to Our Growth

If we are not able to maintain our past levels of growth, our future prospects and competitive position could be diminished and our profitability could be reduced. We may not be able to sustain our deposit, loan, and asset growth at the rate we have attained during the past several years.  Our growth over the past several years has been driven primarily by agricultural and commercial real estate growth in our market areas, growth in non-real estate agricultural and commercial loans, commercial leasing, and residential real estate. A failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending clients, among other factors, could limit our ability to grow as rapidly as we have in the past and as such could have a negative effect on our financial condition and operations.

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

Entering new market areas, new lines of business, or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business. As part of our growth strategy, we have implemented and may continue to enter new market areas and new lines of business. We have expanded into the East Bay area of San Francisco and Napa, which are relatively new market areas for us.  We introduced commercial equipment leasing as a new product line a few years ago. There are risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix and/or expanding into new markets, we may invest significant time and resources. Initial timetables may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives in these markets and shifting market preferences, may also affect or limit their successful implementation. Failure to successfully manage these risks could have an adverse effect on our business, financial condition and results of operations.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 became effective January 1, 2020, and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard replaced existing incurred loss impairment guidance and established a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the full remaining expected life. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. We adopted and fully implemented this accounting standard effective January 1, 2022.  The adoption of ASU 2016-13 did not have a material negative effect on the level of allowance for credit loss held by us or on our reported earnings.  The potential negative effect that the adoption of this new accounting pronouncement may have on future lending by us or the banking industry in general is still not well known.  We believe that our allowance for credit losses as of December 31, 2023 was adequate to absorb expected credit losses inherent in our loan portfolio; however, we cannot assure that such levels will be sufficient to cover actual or future losses.

Our financial and accounting estimates and risk management framework rely on analytical forecasting and models, and our risk exposures and losses could be significantly greater than our models indicated. The processes we use to estimate our inherent credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and operations, depend upon the use of analytical and forecasting models. Some of our tools and metrics for managing risk are based upon our use of observed historical market behavior. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items.

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

Impairment of investment securities could require charges to earnings, which would negatively affect our operations. We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for current expected credit losses after the adoption of ASU 2016-13.  We evaluate our investment securities portfolio for impairment as of each reporting date.  At December 31, 2023, we had no investment securities that were impaired.

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

Risks Related to Our Access to Capital

We may be unable to, or choose not to, pay dividends on our common shares. We have consistently declared an annual cash dividend for over 88 years. Our ability to continue to pay dividends depends on various factors.  The Company is a legal entity separate and distinct from the Bank, and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the DFPI and California corporate and banking laws may, under certain circumstances, prohibit the Bank’s payment of dividends to the Company.  Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The Company’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives.  A failure to pay dividends may negatively affect your investment.

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

The historically low trading volume in our common shares on the OTCQX, under the symbol “FMCB,” means that our shares may have less liquidity than other companies, whose shares are more broadly traded.  We cannot ensure that the volume of trading in our common shares or the price of our common shares will be maintained or will increase in the future. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things: actual or anticipated variations in quarterly results of operations; operating and stock price performance of other companies that investors deem comparable to our Company; news reports relating to trends, concerns and other issues in the financial services industry; available investment liquidity in our market area since our stock is not listed on any exchange; and perceptions in the marketplace regarding our Company and/or its competitors.

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

Our funding sources may prove insufficient to provide liquidity, replace deposits and support our future growth. We rely on customer deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB”), lines of credit at other financial institutions and the Federal Reserve Bank (“FRB”) to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected. FHLB borrowings and other current sources of liquidity may not be available or, if available, may not be sufficient to provide adequate funding for operations. Furthermore, our own actions could result in a loss of adequate funding. For example, our borrowing capacity at the FHLB could be reduced if we are deemed to have poor documentation or processes. Accordingly, we may be required to seek additional higher-cost debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We may be adversely affected by the lack of soundness of other financial institutions or financial market utilities. Financial institutions are interrelated because of trading, clearing, counterparty or other relationships. Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions.

The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank last year, and related negative media attention, also generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks. The FDIC took steps to ensure that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts. U.S. bank regulators have taken action in an effort to further strengthen public confidence in the banking system through the creation of a new Bank Term Funding Program. There can be no assurance that these actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.

These events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies, enhanced regulatory supervision and examination policies and priorities, and/or the imposition of restrictions through regulatory supervisory or enforcement activities, including higher capital requirements and/or an increase in the Bank’s deposit insurance assessments. Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition. Defaults by, or even rumors or questions about, one or more financial institutions or financial market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by us or by other financial institutions.

Risks Related to Cybersecurity and Information Technology

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

We depend on the accuracy and completeness of information about clients and counterparties, and our financial condition, operations, financial reporting and reputation could be negatively affected if this information is materially misleading, false, inaccurate or fraudulent. In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to U.S. generally accepted accounting principles, or GAAP, and present fairly, in all material respects, the financial condition, operations and cash flows of the client. We also may rely on client representations and certifications, or other auditors’ reports, with respect to the business and financial condition of our clients. Our financial condition, operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information provided by or about clients and counterparties.

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

Risks Related to Our Regulatory Environment

We are subject to regulation, which increases the cost and expense of regulatory compliance, and may restrict our growth and our ability to acquire other financial institutions. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank clients and the DIF of the FDIC, rather than holders of our common shares. As a bank holding company under federal law, we are subject to regulation under the BHCA, and the examination and reporting requirements of the Federal Reserve. In addition to supervising and examining us, the Federal Reserve, through its adoption of regulations implementing the BHCA, places certain restrictions on the permissible activities for bank holding companies. Changes in the number or scope of permissible activities could have an adverse effect on our ability to realize our strategic goals. As a California state-chartered bank that is not a member of the Federal Reserve System, the Bank is separately subject to regulation by both the FDIC and the DFPI. The FDIC and DFPI regulate numerous aspects of the Bank’s operations, including adequate capital and financial condition, permissible types and amounts of extensions of credit and investments, permissible non-banking activities and restrictions on dividend payments. We may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively affect our operations and financial condition.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any regulatory actions to which we become subject because such examinations could materially and adversely affect us. The DFPI, the FDIC, and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. Accommodating such examinations may require management to reallocate resources that would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, the DFPI or a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions could include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to clients, to terminate our deposit insurance. FDIC deposit insurance is critical to the continued operation of the Bank. If we become subject to such regulatory actions, our business operations could be materially and adversely affected.

Changes in laws, government regulation and monetary policy may have a material adverse effect on our operations. Financial institutions have been the subject of significant legislative and regulatory changes (including the Dodd-Frank Act) and may be the subject of further significant legislation or regulation in the future, none of which is within our control. This may result in repeals of or amendments to, existing laws, treaties, regulations, guidance, reporting, recordkeeping requirements, and other government policies.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the costs and burden of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects the Bank’s credit conditions, as well as the Bank’s clients, particularly as implemented through the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us, the Bank and the Bank’s clients, and therefore on our financial condition and operations.

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

We are subject to stringent capital requirements. Pursuant to the Dodd-Frank Act, the federal banking agencies adopted final rules, or the U.S. Basel III Capital Rules, to update their general risk-based capital and leverage capital requirements to incorporate agreements reflected in the Third Basel Accord adopted by the Basel Committee on Banking Supervision, or Basel III Capital Standards, as well as the requirements of the Dodd-Frank Act. The U.S. Basel III Capital Rules are described in more detail in “Supervision and Regulation — Capital Standards” in this Form 10-K.

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

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level; therefore, we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current stockholders’ percentage of ownership and could cause the price of our common shares to decline. Any debt would be entitled to a priority of payment over the claims of the Company’s general unsecured creditors or equity holders. Thus, any Company borrowing to make the required capital injection may be expensive and adversely affect our cash flows, financial condition, operations, and business prospects.

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

Possible changes in the U.S. tax laws could adversely affect our business and result of operations in a variety of ways. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In particular, the Tax Cuts and Jobs Act, which was signed into law in December 2017, includes a number of provisions impacting the banking industry and the borrowers and the market for residential and commercial real estate. Changes include a lower limit on the deductibility of interest on residential mortgage loans and home equity loans; a limitation on the deductibility of business interest expense; and a limitation on the deductibility of property taxes and state and local income taxes. The law's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers has increased the after-tax cost of owning a home for many of our existing clients. The Inflation Reduction Act, which was signed into law in the United States in August 2022, among other things, imposes a surcharge on stock repurchases. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Further, these changes implemented by these tax laws could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the Board of Directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Moreover, recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue more extensive guidance on cybersecurity risk management. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

See Item 1A. “Risk Factors” for a further discussion of risks related to cybersecurity.

Risk Management and Strategy

Information security and cybersecurity risk is the risk that the security, confidentiality, integrity or availability of our information and critical information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification or destruction. Cybersecurity attacks and other security breaches can have material adverse impacts on our business. While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. The Bank devotes significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs. However, our facilities and systems, and those of third-party service providers, are still vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. The Company seeks to address cybersecurity risks through the implementation of a governance structure and processes to assess, identify, manage, remediate, and report cybersecurity risks.

Identifying and assessing cybersecurity risks is integrated into our overall risk management program and processes. Cybersecurity risks related to our business, technical operations, data, and privacy, along with cybersecurity risk-related compliance issues, are identified and addressed through a framework consisting of third-party assessments, internal information technology audits, information security assessments, and risk and compliance reviews. We conduct regular privacy and cybersecurity reviews of systems, audit applicable data and information policies, perform penetration and vulnerability testing using third-party tools to test security controls, perform regular training and assessments for the Board of Directors and employees, monitor emerging data privacy and information security laws and regulations, and implement applicable changes to improve our overall security posture.  We regularly engage third-party auditors to assess our cybersecurity program and compliance with all applicable “best practices” and regulations. The Company adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments and to remediate material identified vulnerabilities.

We have in place a robust incident response process that helps ensure our preparedness for a cybersecurity incident including our ability to detect, analyze, contain, remediate, and recover from a security incident as well as conduct post-incident analysis to avoid future incidents.  Incident response process activities are overseen by cross-functional leadership in Risk Management, Operations, Information Security, Compliance, and Information Systems.  Security events and incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality and operational, business, and overall privacy impacts. We conduct regular exercises and drills to simulate responses to various cybersecurity incidents. The incident response team, including management, coordinates with technical and business stakeholders to further analyze risks and enhance detection, mitigation, and remediation strategies incorporated in the incident response program.

Our risk management program regularly assesses third-party risks (inclusive of fourth-party risk) by conducting activities to identify and mitigate risks from third-parties (e.g., vendors, suppliers, and other business partners). Cybersecurity risks are evaluated when selecting and managing applicable third-parties that handle or process employee, business, or customer data, and a review process that includes due diligence over a third-party’s information security and technology control environment is conducted at onboarding and periodically throughout the lifecycle of the relationship to ensure that systems of third- parties meet certain security baseline requirements. We maintain procedures to respond to, manage and mitigate third-party cybersecurity events and vulnerabilities when identified.

Cybersecurity Governance
Given the importance of information security, privacy and data protection to our stakeholders, cybersecurity is a critical part of our risk management program and a key focus area for our Board and Executive Management.  The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help manage our risk exposure to meet our strategic objectives. Executive Management and our Information Security Officer (“ISO”) regularly brief the Board of Directors on our cybersecurity and information security posture and ensure the Board is apprised of emerging risks and cybersecurity incidents deemed to have a direct or indirect business impact.

The Audit & Risk Committee meets on a monthly basis to receive updates from management, including leaders from Information Systems, Information Security, Risk Management, and Compliance, on matters of cybersecurity risks and mitigation initiatives.  The leaders from these areas each bring over 20 years of professional experience and certifications in information technology, information security, information systems audit, compliance, and risk management.  This group of leaders provides updates on existing and new cybersecurity risks, status updates on how management is addressing or mitigating cyber risks and cybersecurity or privacy incidents, and progress on key cybersecurity initiatives.

The Electronic Data Processing (“EDP”) Steering Committee is a senior management level committee that meets at least quarterly to discuss a variety of information technology and cybersecurity matters, which form the basis for providing status reports to the Board of Directors.  The committee is responsible for monitoring all Information Systems-related projects and initiatives, facilitating the remediation of issues that could adversely impact the ability of the Information Systems Department to perform its function, and allocating available resources to the highest priority projects and initiatives.  The Chief Administrative Officer chairs the EDP Steering Committee and members of Executive Management, Information Systems, Information Security, Treasury Management, Retail and Wholesale Banking departments are represented in the meetings.  In addition to project management guidance, the committee provides oversight of and direction for the Information Security Program, monitors cybersecurity risks, and helps ensure prompt remediation of cybersecurity incidents.

In 2023, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition; however, cybersecurity threats are pervasive. Despite the capabilities, processes and security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, cybersecurity threats are continuously evolving, which may cause cybersecurity threats to be more difficult to detect in the future. See “Risk Factors - Risks Related to Cybersecurity and Information Technology” in Part I, Item 1A of this Form 10-K, for additional information about these and other risks related to cybersecurity and information technology.

Item 2.	Properties

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. We own our headquarters, loan servicing center, administrative offices, warehouses and parking lots along with land for future banking locations. Banking services are provided in 29 branch locations in the Company's service area. Of the 29 branches, 20 are owned and 9 are leased. The expiration of these leases occurs between the years 2024 and 2030, however most of these leases have extension options that typically range from 5 to 10 years. See Note 13, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

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

The following tables summarize the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2022. These figures are based on activity posted on the OTCQX:

	Year Ended December 31, 2023
	High	Low	Close	Dividend Declared
First quarter	$1,088	$975	$1,015	$-
Second quarter	1,020	950	965	8.30
Third quarter	1,000	934	955	-
Fourth quarter	1,058	932	1,058	8.80

	Year Ended December 31, 2022
	High	Low	Close	Dividend Declared
First quarter	$960	$913	$950	$-
Second quarter	960	914	927	7.85
Third quarter	975	922	956	-
Fourth quarter	1,088	952	1,050	8.30

As of February 29, 2024, there were approximately 1,280 stockholders of record of the Company’s common stock.  The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 88 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its stockholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represented approximately 4% of outstanding shareholders’ equity at the time of approval.  Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. On November 14, 2023, the Board of Directors authorized a further extension to its share repurchase program through December 31, 2024 for an additional $25.0 million of the Company’s common stock, which represented approximately 4% of outstanding shareholders’ equity as of December 31, 2023.

During 2023, the Company repurchased 20,366 shares under the Repurchase Plan, for a total of $20.2 million under the combined $20.0 million share repurchase program authorized in November 2022 and the additional $25.0 million share repurchase program authorized in November 2023.  All of these shares were purchased at prices ranging from $942.00 to $1,083.00 per share, based upon the then current price on the OTCQX. The Company did not issue any shares of common stock during 2023.  As of December 31, 2023, there remains $24.5 million authorized for repurchases under the Repurchase Plan.

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

The following table reports information regarding repurchases of our common stock during the year ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet purchased under the plans or programs (In thousands) (1)

October 1, 2023 to October 31, 2023	918	$974.85	918	$2,564
November 1, 2023 to November 30, 2023	1,144	952.89	1,144	26,474
December 1, 2023 to December 31, 2023	1,980	978.46	1,980	24,536
Total 4th Quarter 2023	4,042	$970.40	4,042	$24,536

Total 2023	20,366	$989.57	20,366	$24,536

 (1)As of November 8, 2022, the Board approved an extension of the repurchase program through December 31, 2024, for an additional $20 million of the Company's common stock. As of November 14, 2023, the Board approved a further extension to the repurchase program through December 31, 2024 for an additional $25 million of the Company's common stock.
(2)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the year ended December 31, 2023, the excise tax expense accrual totaled $202,000.

Shareholder Rights Plan
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

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2018 to December 31, 2023 to that of: (i) the S&P 600 Regional Banks (Sub Ind) (TR) Index; and (ii) the cumulative total return of the New York Stock Exchange AMEX Composite market index. The graph assumes an initial investment of $100 on December 31, 2018 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual stockholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K.  Information related to the comparison of the results of operations for the years December 31, 2022 to 2021 is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking related subsidiaries, which the Company may establish or acquire. Over 107 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank (the “Bank”). The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland and Napa. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

In March 2002, F & M Bancorp, Inc. was created to protect the name “F & M Bank.” During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name, “F & M Bank,” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted all of its daily operating and image advertising to the “F & M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F & M Bank.”

The Company’s outstanding common stock as of December 31, 2023, consisted of 747,971 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2023. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The Company’s results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans and leases, investment securities, short-term investments and interest bearing deposits at other banks, and the interest the Company pays on interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The Company measures its performance by calculating the net interest margin, return on average assets, return on average equity and the efficiency ratio. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The return on average assets is calculated by dividing the Company’s net income by its total average assets and the return on average equity is calculated by dividing the Company’s net income by its shareholder equity. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2023, 2022, and 2021 and for the years then ended have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statement and Supplementary Data.”

	Years Ended December 31
(Dollars in thousands, except per share data)	2023	2022	2021

Selected Income Statement Information:
Interest income	$253,754	$198,413	$165,268
Interest expense	38,369	4,840	4,332
Net interest income	215,385	193,573	160,936
Provision for credit losses	9,407	6,450	1,910

Net interest income after provision for credit losses	205,978	187,123	159,026
Non-interest income	14,914	6,178	21,056
Non-interest expense	104,339	93,560	91,761
Income before income tax expense	116,553	99,741	88,321
Income tax expense	28,239	24,651	21,985
Net income	$88,314	$75,090	$66,336

Selected financial ratios:
Basic and diluted earnings per share	$116.61	$96.55	$84.01
Cash dividends per common share	17.10	16.15	15.30
Dividend payout ratio	14.66%	16.73%	18.21%
Net interest margin (tax equivalent)	4.30%	3.81%	3.46%
Non-interest income to average assets	0.28%	0.12%	0.43%
Non-interest expense to average assets	1.98%	1.75%	1.87%
Efficiency ratio	45.31%	46.84%	50.42%
Return on average assets	1.68%	1.41%	1.35%
Return on average equity	17.05%	16.04%	15.00%
Net charge-offs (recoveries) to average loans	(0.01%)	0.01%	(0.01%)

	As of December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Selected Balance Sheet Information:
Cash and cash equivalents	$410,642	$588,257	$715,460
Investment securities	999,750	997,817	1,007,506
Gross loans held for investment	3,665,397	3,521,718	3,247,911
Total assets	5,308,928	5,327,399	5,177,720
Total deposits	4,668,095	4,759,269	4,640,152
Shareholders' equity	549,755	485,308	463,136

Average Balances:
Average earning assets	5,027,990	5,091,684	4,656,337
Average assets	5,270,352	5,341,901	4,913,999
Average shareholders' equity	518,035	468,001	442,246

Selected financial ratios:
Book value per share	$735.00	$631.63	$586.51
Tangible book value per share	$717.05	$613.42	$568.04
Allowance for credit losses to total loans	2.05%	1.90%	1.88%
Non-performing assets to total assets	0.02%	0.03%	0.03%
Loans held for investment to deposits	78.52%	74.00%	70.00%

Capital ratios:
Common equity tier 1 capital to risk-weighted assets	12.30%	11.57%	11.68%
Tier 1 capital to risk-weighted assets	12.53%	11.80%	11.94%
Risk-based capital to risk-weighted assets	13.78%	13.06%	13.19%
Tier 1 leverage capital ratio	10.38%	9.36%	8.92%
Tangible common equity ratio(1)	10.13%	8.87%	8.69%

(1)  See "Non-GAAP Measurements"

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. Management believes the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. For additional information concerning critical accounting policies, see Note 1 located in Item 8: “Financial Statements and Supplementary Data” in this Form 10-K and the following:

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

Allowance for Credit Losses — The Company recognizes there is risk of credit losses with financial instruments, such as loans and unfunded loan commitments, where the Company advances funds to a counterparty.  The risk of credit losses varies with, among other things, the type of financial instrument, the creditworthiness and cash flows of the counterparty, any guarantees from government agencies, and the collateral, if any, used to secure the financial instrument.  The Company maintains an allowance for credit losses on loans and unfunded commitments held in accordance with GAAP.  The allowance for credit losses represents our estimate of current expected credit losses inherent in our existing loan portfolio.  The allowance for credit losses is increased by charging a provision for credit losses against income and reduced by charge-offs, net of recoveries.

Under the guidance of Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”), we evaluate our allowance for credit losses quarterly based on a number of quantitative and qualitative factors. Allowance for credit losses is provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors.

The Company uses the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL, as this method is deemed the most appropriate given the Company’s current size and complexity. The Company begins its determination of credit losses by evaluating historical credit loss experience by loan segment.  The Company analyzes historical credit loss criteria over a fifteen-year history for both the Company’s loss history and its peers. Due to a growth cycle that has expanded the Company’s geographical service area and product mix as it has expanded into the San Francisco Bay Area, the Company’s peer group losses have been determined to better align with the Company’s loss profile in loans related to commercial, industrial, and personal segments. However, given the low concentration in agricultural industry related loans in the peer group, the Company’s own loss history in agricultural loans is more suitable. These loss factors are analyzed in conjunction with weighted average duration calculations in order to assess the loss factors over the life of the loan segment.

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

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. For additional information, see Note 4, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

The allowance for credit losses on unfunded loan commitments is classified in other liabilities on the Consolidated Statements of Financial Condition.  The Company analyzes the unfunded loan commitments utilizing historical utilization rates from the prior 12 months to predict losses. The allowance for credit losses on unfunded loan commitments is increased by charging the provision for credit losses. The provision for credit-losses – unfunded loan commitments was recognized in non-interest expense in 2022.

We believe that our allowance for credit losses was adequate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2023 and 2022.

Investment Securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity. The Company determines the appropriate classification at the time of purchase, and periodically thereafter. Investment securities classified at HTM are carried at amortized cost. Investment securities classified as AFS are reported at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Debt securities classified as HTM are carried at cost, net of the allowance for credit losses - securities, adjusted for amortization of premiums and discounts to the earliest callable date. Debt securities classified as AFS are measured at fair value. Unrealized holding gains and losses on debt securities classified as AFS are excluded from earnings and are reported net of tax as accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity, until realized. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio.

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security, before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized costs, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses-securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the non-collectability of an AFS security is confirmed or when either criteria regarding intent or requirement to sell is met.

At December 31, 2023, the Company had no investment securities that were impaired.

Fair Value Measurements — The Company discloses the fair value of financial instruments and the methods and significant assumptions used to estimate those fair values. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. In some cases, book value is a reasonable estimate of fair value due to the relatively short period between origination of the instrument and its expected realization. For additional information, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” and Note 11 located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

Income Taxes — Income taxes are filed on a consolidated basis with our subsidiaries and we allocate income tax expense (benefit) based on each entity’s proportionate share of the consolidated provision for income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The determination of the amount of deferred income tax assets that are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred income tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

Only tax positions that meet the “more likely than not” recognition threshold are recognized. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the “more likely than not” recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated statements of financial condition along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statements of income.

Impact of Recently Issued Accounting Standards

See Note 1. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Non-GAAP Measurements

We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance.  The methodology for determining these non-GAAP measures may differ among companies. We used the following non-GAAP measures in this Form 10-K:

•
Tangible common equity ratio and tangible book value per common share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity and book value per common share. The reconciliations of these non-GAAP measurements to the GAAP measurements are presented in the following tables for and as of the periods presented.

Tangible Common Equity Ratio and	December 31,
Tangible Book Value Per Common Share	2023	2022	2021
(Dollars in thousands, except per share data)
Shareholders' equity	$549,755	$485,308	$463,136
Less: Intangible assets	13,419	13,992	14,585
Tangible common equity	$536,336	$471,316	$448,551

Total Assets	$5,308,928	$5,327,399	$5,177,720
Less: Intangible assets	13,419	13,992	14,585
Tangible assets	$5,295,509	$5,313,407	$5,163,135

Tangible common equity ratio(1)	10.13%	8.87%	8.69%
Book value per common share(2)	$735.00	$631.63	$586.51
Tangible book value per common share(3)	$717.05	$613.42	$568.04
Common shares outstanding	747,971	768,337	789,646

(1)	Tangible common equity divided by tangible assets
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the years in the two-year period ended December 31, 2023 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes card processing fees, service charges on deposit accounts, bank-owned life insurance income, gains/losses on the sale of investment securities, and gains/losses on deferred compensation plan investments. Non-interest expense consists primarily of salaries and employee benefits, cost of deferred compensation benefits, occupancy, data processing, deposit insurance, marketing, professional services, and other expenses.

Earnings Performance

The following table presents performance metrics for the periods indicated:

	December 31,
(dollars in thousands, except per share amounts)	2023	2022
Earnings Summary:
Interest income	$253,754	$198,413
Interest expense	38,369	4,840
Net interest income	215,385	193,573
Provision for credit losses	9,407	6,450
Non-interest income	14,914	6,178
Non-interest expense	104,339	93,560
Income before taxes	116,553	99,741
Income tax expense	28,239	24,651
Net Income	$88,314	$75,090

Per Common Share Data:
Diluted earnings per common share	$116.61	$96.55
Book value per common share	$735.00	$631.63
Tangible book value per common share(1)	$717.05	$613.42

Performance Ratios:
Return on average assets	1.68%	1.41%
Return on average equity	17.05%	16.04%
Net interest margin (tax equivalent)	4.30%	3.81%
Yield on average loans and leases (tax equivalent)	5.84%	5.00%
Cost of average total deposits	0.80%	0.09%
Efficiency ratio	45.31%	46.84%
Loan-to-deposit ratio	78.52%	74.00%
Percentage of checking deposits to total deposits	51.76%	60.59%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	12.30%	11.57%
Tier 1 capital to risk-weighted assets	12.53%	11.80%
Risk-based capital to risk-weighted assets	13.78%	13.06%
Tier 1 leverage capital ratio	10.38%	9.36%
Tangible common equity ratio(1)	10.13%	8.87%

(1)	See "Non-GAAP Measurements"

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Year ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$519,331	$26,872	5.17%	$704,082	$12,102	1.72%
Investment securities:(1)
Taxable securities	929,503	18,886	2.03%	1,044,954	19,678	1.88%
Non-taxable securities(2)	61,029	2,888	4.73%	48,168	1,984	4.12%
Total investment securities	990,532	21,774	2.20%	1,093,122	21,662	1.98%
Loans:(3)
Real estate:
Commercial	1,295,101	67,955	5.25%	1,202,548	58,966	4.90%
Agricultural	732,241	40,446	5.52%	705,222	35,010	4.96%
Residential and home equity	393,100	17,605	4.48%	369,619	14,551	3.94%
Construction	179,297	12,638	7.05%	182,523	9,788	5.36%
Total real estate	2,599,739	138,644	5.33%	2,459,912	118,315	4.81%
Commercial & industrial	479,552	33,941	7.08%	440,510	22,452	5.10%
Agricultural	292,079	23,399	8.01%	262,461	14,084	5.37%
Commercial leases	125,680	8,160	6.49%	94,040	5,702	6.06%
Consumer and other	5,528	338	6.11%	22,008	3,469	15.76%
Total loans and leases	3,502,578	204,482	5.84%	3,278,931	164,022	5.00%
Non-marketable securities	15,549	1,213	7.80%	15,549	1,042	6.70%
Total interest earning assets	5,027,990	254,341	5.06%	5,091,684	198,828	3.90%
Allowance for credit losses	(71,461)			(62,588)
Non-interest earning assets	313,823			312,805
Total average assets	$5,270,352			$5,341,901

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$983,340	2,357	0.24%	$1,120,198	1,497	0.13%
Savings and money market accounts	1,631,818	21,831	1.34%	1,542,310	1,981	0.13%
Certificates of deposit greater than $250,000	245,094	7,680	3.13%	157,623	460	0.29%
Certificates of deposit less than $250,000	273,281	5,655	2.07%	215,044	411	0.19%
Total interest bearing deposits	3,133,533	37,523	1.20%	3,035,175	4,349	0.14%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	846	8.21%	10,310	491	4.76%
Total interest bearing liabilities	3,143,844	38,369	1.22%	3,045,486	4,840	0.16%
Non-interest bearing deposits	1,528,375			1,751,797
Total funding	4,672,219	38,369	0.82%	4,797,283	4,840	0.10%
Other non-interest bearing liabilities	80,098			76,617
Shareholders' equity	518,035			468,001
Total average liabilities and shareholders' equity	$5,270,352			$5,341,901

Net interest income and margin(4)		$215,972	4.30%		$193,988	3.81%
Interest rate spread			3.84%			3.75%
Tax Equivalent Adjustment		(587)			(415)
Net interest income		215,385	4.28%		193,573	3.80%

(1)	Excludes average unrealized (losses) of ($25.8) million and $(24.5) million for the years ended December 31, 2023, and 2022, respectively, which are included in non-interest earning assets.
(2)	Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(3)	Loan interest income includes loan fees of $6.1 million and $11.6 million for the years ended December 31, 2023 and 2022, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and FRB balances are earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.17% and 1.72% for the years ended December 31, 2023 and 2022, respectively. The increase was primarily the result of the Federal Reserve increasing rates by 425 basis points from March 2022 to December 2022 and 100 basis points from February 2023 to July 2023.  Average interest-bearing deposits with banks was $519.3 million and $704.1 million for the years ended December 31, 2023 and 2022, respectively and decreased primarily to fund loan growth.  Interest income on interest-bearing deposits with banks was $26.9 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively.

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

Average total investment securities were $990.5 million and $1.1 billion for the years ended December 31, 2023 and 2022, respectively.  The average yield on total investment securities was 2.20% and 1.98% for the years ended December 31, 2023 and 2022, respectively.  See “Investment Securities” for a discussion of the Company’s investment strategy in 2023.

Average loans and leases held for investment were $3.5 billion and $3.3 billion for the years ended December 31, 2023 and 2022, respectively.  The average yield on the loan and lease portfolio was 5.84% and 5.00% for the years ended December 31, 2023 and 2022, respectively. The increase in the loan yield reflects the increase in market interest rates over the prior year.

Average interest-bearing deposits were $3.1 billion and $3.0 billion for the years ended December 31, 2023 and 2022, respectively.  The average rate paid on interest-bearing deposits was 1.20% and 0.14% for the years ended December 31, 2023 and 2022, respectively. Total interest expense on interest-bearing deposits was $37.5 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively, with the increase driven by increases in short-term market interest rates during 2023. The average rate paid on total funding costs was 0.82% and 0.10% for the years ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31, 2023 compared with 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(3,913)	$18,683	$14,770
Investment securities:
Taxable securities	(2,274)	1,482	(792)
Non-taxable securities	581	324	904
Total investment securities	(1,694)	1,805	112
Loans:
Real estate:
Commercial	4,704	4,285	8,989
Agricultural	1,379	4,057	5,436
Residential and home equity	964	2,089	3,054
Construction	(176)	3,026	2,850
Total real estate	6,872	13,457	20,329
Commercial & industrial	2,134	9,356	11,489
Agricultural	1,735	7,579	9,315
Commercial leases	2,030	428	2,458
Consumer and other	(1,723)	(1,408)	(3,131)
Total loans and leases	11,049	29,411	40,460
Non-marketable securities	-	171	171
Total interest income	5,443	50,071	55,513

Interest expense:
Interest bearing deposits:
Demand	(202)	1,062	860
Savings and money market accounts	122	19,729	19,850
Certificates of deposit greater than $250,000	389	6,831	7,220
Certificates of deposit less than $250,000	140	5,103	5,244
Total interest bearing deposits	450	32,725	33,174
Subordinated debentures	-	355	355
Total interest expense	450	33,080	33,529
Net interest income	$4,993	$16,991	$21,984

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

	Years Ended December 31
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$253,754	$198,413	$55,341	27.89%
Interest expense	38,369	4,840	(33,529)	(692.75%)
Net interest income	215,385	193,573	21,812	11.27%
Provision for credit losses	9,407	6,450	(2,957)	(45.84%)
Net interest income after provision for credit losses	205,978	187,123	18,855	10.08%
Non-interest income	14,914	6,178	8,736	141.40%
Non-interest expense	104,339	93,560	(10,779)	(11.52%)
Income before income tax expense	116,553	99,741	16,812	16.86%
Income tax expense	28,239	24,651	(3,588)	(14.56%)
Net income	$88,314	$75,090	$13,224	17.61%

For the years ended December 31, 2023 and 2022, net income was $88.3 million compared with $75.1 million, respectively.  The increase in net income was primarily the result of higher net interest income of $21.8 million and an increase in non-interest income of $8.7 million, which included a $4.3 million death benefit gain on bank-owned life insurance (“BOLI”) that was not present during 2022. This increase was offset by an increase in non-interest expense of $10.8 million, higher income tax expense of $3.6 million and a higher provision for credit losses of $3.0 million.

Net Interest Income and Net Interest Margin
For the year ended December 31, 2023, net interest income increased $21.8 million, or 11.27%, to $215.4 million compared with $193.6 million for the same period a year earlier.  The increase is primarily the result of the net interest margin (tax equivalent basis) increasing 49 basis points to 4.30% compared with 3.81% for the same period a year earlier. The increase in the net interest margin was primarily the result of the Federal Reserve increasing the federal funds rate by 425 basis points from March 2022 to December 2022 and 100 basis points from February 2023 to July 2023. The loan yield for the year ended December 31, 2023, increased 84 basis points from 5.00% to 5.84% compared to the same period a year earlier. The cost of funds for the year ended December 31, 2023, increased by 72 basis points from 0.10% to 0.82% compared to the same period a year earlier.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses, over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

The provision for credit losses for the year ended December 31, 2023, was $9.4 million compared with $6.5 million for the same period a year earlier. The increase in 2023 was primarily due to higher estimated losses inherent in the loan and lease portfolio directly related to quantitative and qualitative factors associated with the current economic environment.  For the year ended December 31, 2023, the Company incurred net recoveries of $0.3 million compared with net charge-offs of $0.2 million for the same period a year earlier.

Non-interest Income

	Years Ended December 31
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Non-interest Income:
Card processing	6,686	7,123	$(437)	(6.14%)
Gain on BOLI death benefit	4,346	-	4,346	-
Net gain on deferred compensation benefits	2,974	451	2,523	559.42%
Service charges on deposit accounts	2,755	2,794	(39)	(1.40%)
Increase in cash surrender value of BOLI	2,027	2,233	(206)	9.23%
Net loss on sale of securities available-for-sale	(8,199)	(10,689)	2,490	(23.29%)
Other	4,325	4,266	59	1.38%
Total non-interest income	$14,914	$6,178	$8,736	141.40%

Non-interest income increased $8.7 million to $14.9 million for 2023 compared with $6.2 million for the same period a year earlier.  The year-over-year increase in non-interest income was primarily due to a $4.3 million BOLI death benefit gain, a $2.5 million increase in net gains on deferred compensation plan investments and a $2.5 million decrease in net losses on the sale of investment securities during 2023 for interest rate risk management purposes to reposition the balance sheet.

The Company recorded net gains on deferred compensation plan investments of $3.0 million in 2023 compared to net gains of $0.5 million in 2022. See Note 10, located in Item 8. “Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Years Ended December 31
(Dollars in thousands)	2023	2022	$ Better / (Worse)	% Better / (Worse)
Non-interest Expense:
Salaries and employee benefits	70,883	64,250	$(6,633)	(10.32%)
Data Processing	5,293	4,968	(325)	(6.54%)
Occupancy	4,837	4,717	(120)	(2.54%)
Net gain on deferred compensation benefits	2,974	451	(2,523)	(559.42%)
Deposit insurance	2,769	1,771	(998)	(56.35%)
Professional services	2,334	2,459	125	5.08%
Marketing	1,885	1,324	(561)	(42.37%)
Other	13,364	13,620	256	1.88%
Total non-interest expense	$104,339	$93,560	$(10,779)	(11.52%)

Non-interest expense increased $10.8 million to $104.3 million for 2023 compared with $93.6 million for the same period a year earlier. The year-over-year increase was primarily comprised of a $6.6 million increase in salaries and employee benefits, a $2.5 million increase in net gains on deferred compensation plan investments, a $1.0 million increase in deposit insurance and a $0.6 million increase in marketing expenses. For the year ended December 31, 2023, the Company’s expense efficiency ratio was 45.31% compared with 46.84% for the same period a year earlier as the increase in revenues outpaced the increase in expenses.

Net gains on deferred compensation plan obligations were $3.0 million in 2023 compared to net gains of $0.5 million in 2022. See Note 10, located in “tem 8. “Financial Statements and Supplementary Data” for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense
For the year ended December 31, 2023, income tax expense was $28.2 million, compared with $24.7 million for the same period a year earlier.  For the year ended December 31, 2023, the effective tax rate was 24.23% compared with 24.72% for the same period a year earlier. The Company’s effective tax rate for 2023 was lower, primarily due to a non-taxable BOLI death benefit gain of $4.3 million recognized during the year. The Company’s effective tax rate can fluctuate from year to year due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% due primarily to BOLI death benefits, the cash surrender value of life insurance, credits associated with low income housing tax credit investments (“LIHTC”), and tax-exempt interest income on municipal securities and loans.

Balance Sheet Analysis

Total assets were $5.3 billion at December 31, 2023, a decrease of $18.5 million or 0.35% compared to December 31, 2022.  Loans held for investment grew $142.3 million or 4.05% to $3.7 billion at December 31, 2023, compared with $3.5 billion at December 31, 2022.  Total deposits were $4.7 billion at December 31, 2023 compared with $4.8 billion at December 31, 2022, a decrease of $91.2 million, or 1.92%.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $338.4 million at December 31, 2023 and $514.9 million at December 31, 2022. The decrease was primarily due to funding loan growth during the year. The Company’s total cash and cash equivalents as of December 31, 2023 represented 7.7% of the Company’s total assets as compared to 11.0% as of December 31, 2022.

Investment Securities

The Company’s net investment portfolio increased slightly by $2.0 million to $1.0 billion at December 31, 2023 compared to $998.2 million at December 31, 2022. During 2023, the Company purchased $85.3 million of` investment securities and sold $39.9 million for interest rate risk management purposes to reposition the balance sheet. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of December 31, 2023 represented 18.84% of the Company’s total assets as compared to 18.74% at December 31, 2022.

The carrying value of our portfolio of investment securities was as follows:

	As of December 31,
(Dollars in thousands)	2023	2022
Available-for-Sale Securities
U.S. Treasury notes	$-	$4,964
U.S. Government-sponsored securities	3,224	4,427
Mortgage-backed securities(1)	163,838	132,528
Collateralized mortgage obligations(1)	535	1,054
Corporate securities	14,605	9,581
Other	310	310
Total available-for-sale securities	$182,512	$152,864

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31,
(Dollars in thousands)	2023	2022
Held-to-Maturity Securities
Mortgage-backed securities(1)	$664,728	$702,858
Collateralized mortgage obligations(1)	74,170	80,186
Municipal securities(2)	78,790	62,302
Total held-to-maturity securities	$817,688	$845,346

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following table shows the carrying value for contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	5.91%	$99	6.47%	$269	6.65%	$2,855	6.44%	3,224	6.46%
Mortgage-backed securities(1)	169	1.79%	6,138	2.57%	4,916	3.78%	152,615	3.52%	163,838	3.44%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	535	2.27%	535	2.27%
Corporate securities	-	0.00%	14,605	5.71%	-	0.00%	-	0.00%	14,605	5.71%
Other	310	8.20%	-	0.00%	-	0.00%	-	0.00%	310	8.20%
Total securities available-for-sale	$480	5.94%	$20,842	4.79%	$5,185	3.93%	$156,005	3.57%	$182,512	3.68%
(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$2,058	0.78%	$12,418	1.41%	$650,252	1.90%	$664,728	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	74,170	1.75%	74,170	1.75%
Municipal securities	875	4.01%	15,962	4.23%	10,703	3.76%	51,250	3.88%	78,790	3.93%
Total securities held-to-maturity	$875	4.01%	$18,020	3.84%	$23,121	2.50%	$775,672	2.02%	$817,688	2.07%

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

Real Estate Construction – These are loans for acquisition, development and construction and are secured by commercial or residential real estate. These loans are generally made only to experienced local developers with a successful track record; for projects in our service area; with Loan to Value (“LTV”) below 75%; and where the property can generally be developed and sold within 2 years. Commercial construction loans are generally made only when there is an approved take-out commitment from the Bank or an acceptable financial institution or government agency. Most acquisition, development and construction loans are tied to the prime rate with an appropriate spread based on the amount of perceived risk in the loan.

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

Home Equity Lines and Loans – These are loans made to individuals for home improvements and other personal needs. Generally, amounts do not exceed $500,000; but can be made for up to $1,000,000 in high cost counties. Combined Loan to Value (“CLTV”) does not exceed 75%; FICO scores are at or above 670; Total Debt Ratios do not exceed 43%; and in some situations the Company is in a 1st lien position.

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

The Company accounts for leases with Investment Tax Credits (“ITC”) under the deferred method as established in ASC 740-10. ITCs are viewed and accounted for as a reduction of the cost of the related assets and presented as deferred income in the Company’s financial statements.

Each loan or lease type involves risks specific to the: (1) borrower; (2) collateral; and (3) loan or lease structure. See “Results of Operations - Allowance for Credit Losses – Loans and Leases” for a more detailed discussion of risks by loan and lease type. The Company’s current underwriting policies and standards are designed to mitigate the risks involved in each loan and lease type. The Company’s policies require that loans and leases be approved only to those borrowers exhibiting a clear source of repayment and the ability to service existing and proposed debt. The Company’s underwriting procedures for all loan and lease types require careful consideration of the borrower, the borrower’s financial condition, the borrower’s management capability, the borrower’s industry, and the economic environment affecting the loan or lease.

Most loans and leases made by the Company are secured, but collateral is the secondary or tertiary source of repayment; cash flow is our primary source of repayment. The quality and liquidity of collateral are important and must be confirmed before the loan or lease is made.

In order to be responsive to borrower needs, the Company prices loans and leases: (1) on both a fixed rate and adjustable rate basis; (2) over different terms; and (3) based upon different rate indices as long as these structures are consistent with the Company’s interest rate risk management policies and procedures. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K for further details.

Overall, the Company's loan and lease portfolio at December 31, 2023 totaled $3.7 billion, an increase of $142.3 million or 4.05% over December 31, 2022.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	December 31,
	2023		2022
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,323,038	36.10%	$1,328,691	37.73%
Agricultural	742,009	20.24%	726,938	20.64%
Residential and home equity	399,982	10.91%	387,753	11.01%
Construction	212,362	5.80%	166,538	4.73%
Total real estate	2,677,391	73.05%	2,609,920	74.11%
Commercial & industrial	499,373	13.62%	478,758	13.59%
Agricultural	313,737	8.56%	314,525	8.93%
Commercial leases	169,684	4.63%	112,629	3.20%
Consumer and other	5,212	0.14%	5,886	0.17%
Total gross loans and leases	$3,665,397	100.00%	$3,521,718	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of December 31, 2023.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$47,563	$399,501	$840,304	$35,670	$1,323,038
Agricultural	30,304	187,603	448,403	75,699	742,009
Residential and home equity	142	4,326	112,464	283,050	399,982
Construction	150,149	61,688	525	-	212,362
Total real estate	228,158	653,118	1,401,696	394,419	2,677,391
Commercial & industrial	198,044	207,202	91,786	2,341	499,373
Agricultural	192,404	100,159	19,499	1,675	313,737
Commercial leases	4,857	52,136	112,691	-	169,684
Consumer and other	526	3,662	1,024	-	5,212
Total gross loans and leases	$623,989	$1,016,277	$1,626,696	$398,435	$3,665,397
Rate Structure for Loans
Fixed Rate	$107,576	$636,123	$1,156,382	$229,512	$2,129,593
Adjustable Rate	516,413	380,154	470,314	168,923	1,535,804
Total gross loans and leases	$623,989	$1,016,277	$1,626,696	$398,435	$3,665,397

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands)	2023	2022
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$-	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	-	571
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	$-	$571
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$873	$1,444

Selected ratios:
Non-performing loans to total loans and leases	0.00%	0.02%
Non-performing assets to total assets	0.02%	0.03%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases were zero at December 31, 2023, and $571,000 at December 31, 2022.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at December 31, 2023, and 2022.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 4. “Loans and Leases”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K for an allocation of the allowance classified to collateral dependent loans and leases.

Loan Modifications to Borrowers Experiencing Financial Difficulties – In the normal course of business, the Company may execute loan modifications to borrowers experiencing financial difficulties.  Some of these modifications include: term extension, principal forgiveness, rate reduction, other-than-insignificant payment delay, or any combination of those.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified within the past 12 months and the effects that those modifications had on the modified loans and leases.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectable; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

The Company modified four loans, with two borrowers, in the aggregate amount of $6.4 million, during the year ended December 31, 2023. These loans are current and have no loss exposure as of December 31, 2023.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to impaired loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not collateral dependent. The Company uses the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL, as this method is deemed the most appropriate given the Company’s current size and complexity. See Note 1, located in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for a detailed discussion of the Company’s allowance for credit losses.

The following table sets forth the activity in our ACL for loans and leases for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses:
Balance at beginning of year	$66,885	$61,007
Provision for credit losses	7,750	6,057
Charge-offs:
Real estate:
Commercial	-	(170)
Agricultural	-	-
Residential and home equity	(14)	(25)
Construction	-	-
Total real estate	(14)	(195)
Commercial & industrial	-	(324)
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(46)	(62)
Total charge-offs	(60)	(581)
Recoveries:
Real estate:
Commercial	170	-
Agricultural	-	-
Residential and home equity	65	131
Construction	-	-
Total real estate	235	131
Commercial & industrial	73	195
Agricultural	51	53
Commercial leases	-	-
Consumer and other	31	23
Total recoveries	390	402
Net recoeries / (charge-offs)	330	(179)

Balance at end of year	$74,965	$66,885

Selected financial information:
Net loans and leases held-for-investment	$3,654,689	$3,512,361
Average loans and leases	3,502,578	3,278,931
Non-performing loans and leases	-	571
Allowance for credit losses to non-performing loans and leases	0.00%	11713.66%
Net charge-offs / (recoveries) to average loans and leases	(0.01%)	0.01%
Provision for credit losses to average loans and leases	0.22%	0.18%
Allowance for credit losses to gross loans and leases held-for-investment	2.05%	1.90%

The increase in ACL during the year ended 2023 was primarily related to higher estimated losses inherent in the loan and lease portfolio directly related to quantitative and qualitative factors associated with the current economic environment. In 2023, the Company recorded a provision for credit losses on unfunded commitments of $1.6 million due to changes in the utilization factors and a slight increase in unfunded commitments.

	Year Ended December 31,
(Dollars in thousands)	2023	2022

ACL - Loans and leases	$74,965	$66,885
ACL - Unfunded commitments	3,690	2,089
Total ACL	78,655	68,974

The following table indicates management’s allocation of the ACL for loan and leases by loan type as of each of the following dates:

	December 31,
	2023			2022
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$26,093	36.10%	1.97%	$18,055	37.73%	1.36%
Agricultural	7,744	20.24%	1.04%	14,496	20.64%	1.99%
Residential and home equity	7,770	10.91%	1.94%	7,508	11.01%	1.94%
Construction	4,432	5.80%	2.09%	3,026	4.73%	1.82%
Total real estate	46,039	73.05%	1.72%	43,085	74.11%	1.65%
Commercial & industrial	13,380	13.62%	2.68%	11,503	13.59%	2.40%
Agricultural	8,872	8.56%	2.83%	10,202	8.93%	3.24%
Commercial leases	6,537	4.63%	3.85%	1,924	3.20%	1.71%
Consumer and other	137	0.14%	2.63%	171	0.17%	2.91%
Total allowance for credit losses	$74,965	100.00%	2.05%	$66,885	100.00%	1.90%

Deposits

Total deposits were $4.67 billion and $4.76 billion at December 31, 2023 and 2022, respectively or a decrease of $91.2 million or 1.92%. Deposits ebbed and flowed during the year with decreases in the first and fourth quarters of 2023 partially offset by increases in the second and third quarters of 2023. Our deposit base has some seasonality from the agricultural portfolio, but the year-over-year decrease in 2023 was primarily due to a shift in customer behavior to higher yielding deposit products or other investment alternatives such as U.S. Treasuries or money market funds given the interest rate environment.

Non-interest bearing demand deposits were $1.48 billion and $1.76 billion at December 31, 2023 and 2022, respectively. Non-interest bearing deposits were 31.76% and 36.96% of total deposits, at December 31, 2023 and 2022, respectively. Interest bearing deposits were $3.19 billion and $3.00 billion as of December 31, 2023 and 2022, respectively. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. The decrease in non-interest bearing deposits and the increase in interest-bearing deposits primarily reflects changes in customer behavior as customers shifted from non-interest bearing accounts to higher interest earning accounts given the interest rate environment during 2023.

Certificates of deposit accounts increased $313.2 million, or 94.52%, to $664.6 million at December 31, 2023 compared with $331.4 million at December 31, 2022. Savings and money market accounts increased $63.4 million, or 4.11%, to $1.61 billion at December 31, 2023 compared with $1.54 billion at December 31, 2022. Demand and non-interest bearing transaction accounts totaled $2.42 billion at December 31, 2023, a decrease of $467.8 million, or 16.22%, from $2.88 billion at December 31, 2022.

The following table shows the average balances and average rate paid on the categories of deposits for each of the periods presented:

	As of December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$983,340	$2,357	0.24%	$1,120,198	$1,497	0.13%	$1,024,009	$1,128	0.11%
Savings and money market	1,631,818	21,831	1.34%	1,542,310	1,981	0.13%	1,352,258	1,458	0.11%
Certificates of deposit greater than $250,000	245,094	7,680	3.13%	157,623	460	0.29%	170,040	701	0.41%
Certificates of deposit less than $250,000	273,281	5,655	2.07%	215,044	411	0.19%	235,746	730	0.31%
Total interest bearing deposits	3,133,533	37,523	1.20%	3,035,175	4,349	0.14%	2,782,053	4,017	0.14%
Non-interest bearing deposits	1,528,375			1,751,797			1,610,611
Total deposits	$4,661,908	$37,523	0.80%	$4,786,972	$4,349	0.09%	$4,392,664	$4,017	0.09%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The significant increase in short-term interest rates during 2022 and 2023 placed pressure on deposit pricing. The average cost of total deposits, including non-interest bearing deposits, increased to 0.80% for 2023 compared to 0.09% for 2022. The Company had no brokered deposits during 2023.

The following table shows deposits with a balance greater than $250,000 at December 31, 2023 and 2022:

	December 31
(Dollars in thousands)	2023	2022
Non-Maturity Deposits greater than $250,000	$2,496,749	$2,872,754
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	84,460	45,078
3 months to 6 months	111,866	30,426
6 months to 12 months	107,080	44,189
More than 12 months	15,423	9,153
Total certificates of deposit greater than $250,000	$318,829	$128,846
Total deposits greater than $250,000	$2,815,578	$3,001,600

Refer to the Average Balance and Yield Schedule located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At December 31, 2023 and 2022, the Bank had $3.0 million of these deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.2 billion and $2.3 billion at December 31, 2023 and December 31, 2022, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2023 or 2022. There were no Federal Funds purchased or advances from the FRB at December 31, 2023 or 2022.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is March 18, 2024) and the rate was 8.49% as of December 31, 2023. The average rate paid for these securities was 8.21% in 2023 and 4.76% in 2022. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to ensure depositor protection. Shareholders’ Equity totaled $549.8 million at December 31, 2023, and $485.3 million at the end of 2022, an increase of $64.5 million or 13.3%.

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

As of December 31, 2023, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of December 31, 2023 the Bank met the requirements to be categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of December 31, 2023 and 2022.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$546,045	12.30%	$199,724	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	556,045	12.53%	266,298	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	611,815	13.78%	355,064	8.00%	N/A	N/A
Tier 1 leverage capital ratio	556,045	10.38%	214,267	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$557,500	12.56%	$199,722	4.50%	$288,487	6.50%
Tier 1 capital to risk-weighted assets	557,500	12.56%	266,295	6.00%	355,061	8.00%
Risk-based capital to risk-weighted assets	613,270	13.82%	355,061	8.00%	443,826	10.00%
Tier 1 leverage capital ratio	557,500	10.42%	214,078	4.00%	267,597	5.00%

	December 31, 2022
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$493,438	11.57%	$191,984	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	503,438	11.80%	255,978	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	556,964	13.06%	341,305	8.00%	N/A	N/A
Tier 1 leverage capital ratio	503,438	9.36%	215,201	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$502,838	11.79%	$191,970	4.50%	$277,290	6.50%
Tier 1 capital to risk-weighted assets	502,838	11.79%	255,960	6.00%	341,280	8.00%
Risk-based capital to risk-weighted assets	556,361	13.04%	341,280	8.00%	426,600	10.00%
Tier 1 leverage capital ratio	502,838	9.35%	215,018	4.00%	268,772	5.00%

On November 8, 2022, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $20.0 million of the Company’s common stock (“Repurchase Plan”), which represented approximately 4% of outstanding shareholders’ equity at the time of approval.   Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means. On November 14, 2023, the Board of Directors authorized a further extension to its share repurchase program through December 31, 2024 for an additional $25.0 million of the Company’s common stock, which represented approximately 4% of outstanding shareholders’ equity as of December 31, 2023.

During 2023, the Company repurchased 20,366 shares under the Repurchase Plan, for a total of $20.2 million under the combined $20.0 million share repurchase program authorized in November 2022 and the additional $25.0 million share repurchase program authorized in November 2023. As of December 31, 2023, there remains $24.5 million authorized for repurchases under the Repurchase Plan.

From January 2022 through December 31, 2023, the Company reduced the number of shares outstanding by 41,675 shares or 5.28%, due to share repurchases.  Repurchases are made at market prices through open market purchases, trading plans established in accordance with SEC rules and privately negotiated transactions. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA imposes an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions.

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

The following table sets forth our off-balance sheet lending commitments as of December 31, 2023:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,150,142	$584,486	$337,252	$43,055	$185,349
Standby letters of credit	16,858	11,657	3,781	920	500
Total off-balance sheet commitments	$1,167,000	$596,143	$341,033	$43,975	$185,849

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.7 million and $2.1 million at December 31, 2023 and December 31, 2022, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in August 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $410.6 million or 7.73% of total assets as of December 31, 2023. The majority of cash is on deposit with the FRB and amounted to $338.4 million. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets.

We had the following borrowing lines available at December 31, 2023:

	As of December 31, 2023
(Dollars in thousands)	Total Credit Line Limit	Current Credit Line Available	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,141,910	$1,141,910	$-	$1,141,910	$1,513,447
Federal Home Loan Bank	760,054	760,054	-	760,054	1,271,227
FRB Bank Term Funding Program	134,910	134,910	-	134,910	134,910
US Bank Fed Funds	50,000	50,000	-	50,000	-
PCBB Fed Funds	50,000	50,000	-	50,000	-
FHLB Fed Funds	18,000	18,000	-	18,000	-
Total additional liquidity sources	$2,154,874	$2,154,874	$-	$2,154,874	$2,919,584

We continued our focus on maintaining a strong liquidity position throughout 2023 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of December 31, 2023, we had internal sources of liquidity comprised of $410.6 million in cash and $242.9 million of unencumbered investment securities, which represented in the aggregate 12.31% of total assets. We also had $2.2 billion in external sources of liquidity as outlined in the table above bringing our total available liquidity to $2.8 billion. Our pledged collateral on short-term borrowing lines was comprised of $2.8 billion in loans, $135.0 million in investment securities pledged at par value and $1.9 million in investment securities held at market value. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

On a long-term basis, we intend to meet our liquidity needs by changing the relative distribution of our asset portfolios by reducing our investment or loan and lease volumes, or selling or encumbering assets. Further, we would increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan and lease originations and commitments and deposit withdrawals.

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

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. As of December 31, 2023, we had unfunded loan commitments of $1.15 billion and unfunded letters of credit of $16.9 million. At December 31, 2023, we believe that we had sufficient funds available to meet current loan commitments.

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

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are considered to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Our Asset Liability Management Committee (“ALCO”), which is comprised of members of the Board of Directors and Executive Officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates. ALCO and management utilize a third party to assist with asset liability management including the use of simulation models.

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

Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses various proprietary models to estimate these prepayments and assumes the reinvestment of the proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet size remains static throughout the simulation horizon by replacing existing cash flows/amortization into similar products at current rates to try and capture the ongoing activity of the balance sheet without forecasting any level of growth. It does not account for all factors that affect this analysis, including changes by management to mitigate the effect of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment-rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from the changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled using various assumptions of assets and liabilities. EVE measures the period-end present value of assets minus the present value of liabilities. Management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios.

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.  Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment as rates earned on our interest-bearing assets reprice higher and at a faster pace than rates paid on our interest-bearing liabilities.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of December 31, 2023, our loan and lease portfolio was comprised of 58.1% fixed rate and 41.9% variable rate loans. The vast  majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at December 31, 2023, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
December 31, 2023
+300 bps	0.9%	(8.1%)
+200 bps	0.4%	(5.9%)
+100 bps	0.4%	(2.2%)
0 bps	-	-
-100 bps	(2.0%)	(1.6%)
-200 bps	(4.1%)	(5.6%)
-300 bps	(6.4%)	(12.4%)

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm (Eide Bailly LLP, San Ramon, California, PCAOB ID: 286) Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, California, PCAOB ID: 659)	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Farmers & Merchants Bancorp
Lodi, California

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Allowance for Credit Losses – Loans and Leases

The Company has a loan portfolio of $3.7 billion and related allowance for credit losses - loans and leases (ACL) of $75.0 million as of December 31, 2023. As discussed in Notes 1 and 4 of the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the life of the loan and lease portfolios. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our considerations and procedures performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the statement of financial condition date.

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

•	Determining whether the loan portfolio is segmented by similar risk characteristics.
•
Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluating the trends in such adjustments. We evaluated information that corroborates or contradicts management’s identification and measurement of qualitative factors.

•	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

•	Testing the mathematical accuracy and computation of the ACL.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2022.

San Ramon, California
March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Farmers & Merchants Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Farmers & Merchants Bancorp and subsidiaries (the Company) as of December 31, 2021, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Farmers & Merchants Bancorp
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
ASSETS
Cash and due from banks	$72,267	$73,358
Interest bearing deposits with banks	338,375	514,899
Total cash and cash equivalents	410,642	588,257
Securities available-for-sale, amortized cost $199,374 and $183,171, respectively	182,512	152,864
Securities held-to-maturity, fair value $671,585 and $688,393, respectively	817,688	845,346
Allowance for credit losses - securities held-to-maturity	(450)	(393)
Total investment securities	999,750	997,817
Non-marketable securities	15,549	15,549
Loans and leases held-for-investment, net of unearned income	3,654,689	3,512,361
Allowance for credit losses - loans and leases	(74,965)	(66,885)
Loans held for investment, net	3,579,724	3,445,476
Bank-owned life insurance	74,931	73,038
Premises and equipment, net	51,907	49,476
Deferred income tax assets	39,979	31,507
Accrued interest receivable	28,520	21,602
Goodwill	11,183	11,183
Other intangibles	2,236	2,809
Other real estate owned	873	873
Other assets	93,634	89,812
Total Assets	$5,308,928	$5,327,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,482,571	$1,758,793
Interest bearing:
Demand	933,417	1,125,014
Savings and money market	1,607,479	1,544,062
Certificates of deposit	644,628	331,400
Total interest bearing	3,185,524	3,000,476
Total deposits	4,668,095	4,759,269
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	80,768	72,512
Total Liabilities	4,759,173	4,842,091

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 747,971 and 768,337 issued and outstanding at December 31, 2023 and 2022, respectively	7	8
Additional paid-in capital	36,852	57,206
Retained earnings	525,360	449,932
Accumulated other comprehensive income/(loss), net of taxes	(12,464)	(21,838)
TOTAL SHAREHOLDERS’ EQUITY	549,755	485,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,308,928	$5,327,399

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022	2021
Interest income
Interest and fees on loans and leases	$204,482	$164,022	$147,208
Interest and dividends on investment securities	22,400	22,289	17,158
Interest on deposits with others	26,872	12,102	902
Total interest income	253,754	198,413	165,268

Interest expense
Deposits	37,523	4,349	4,017
Subordinated debentures	846	491	315
Total interest expense	38,369	4,840	4,332
Net interest income	215,385	193,573	160,936
Provision for credit losses	9,407	6,450	1,910
Net interest income after provision for credit losses	205,978	187,123	159,026
Non-interest income
Card processing	6,686	7,123	6,959
Gain on BOLI death benefit	4,346	-	-
Net gain on deferred compensation benefits	2,974	451	2,614
Service charges on deposit accounts	2,755	2,794	2,972
Increase in cash surrender value of BOLI	2,027	2,233	2,175
Net (loss)/gain on sale of securities available-for-sale	(8,199)	(10,689)	2,554
Other	4,325	4,266	3,782
Total non-interest income	14,914	6,178	21,056
Non-interest expense
Salaries and employee benefits	70,883	64,250	63,860
Data Processing	5,293	4,968	4,967
Occupancy	4,837	4,717	4,675
Net gain on deferred compensation benefits	2,974	451	2,614
Deposit insurance	2,769	1,771	1,498
Professional services	2,334	2,459	1,355
Marketing	1,885	1,324	1,097
Other	13,364	13,620	11,695
Total non-interest expense	104,339	93,560	91,761
INCOME BEFORE INCOME TAXES	116,553	99,741	88,321
Income tax expense	28,239	24,651	21,985
NET INCOME	$88,314	$75,090	$66,336

Earnings per common share:
Basic	$116.61	$96.55	$84.01
Diluted	$116.61	$96.55	$84.01

Weighted average number of common shares
Basic	757,336	777,726	789,646
Diluted	757,336	777,726	789,646

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$88,314	$75,090	$66,336
Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities	5,246	(39,015)	(17,986)
Reclassification adjustment for losses/(gains) on available-for-sale securities	8,199	10,689	(2,554)
Amortization of unrealized loss on securities transferred to held-to-maturity	(136)	(238)	(457)
Net unrealized gains/(losses) on available-for-sale securities	13,309	(28,564)	(20,997)
Income tax (expense)/benefit	(3,935)	8,445	6,207
Other comprehensive income/(loss), net of tax	9,374	(20,119)	(14,790)
Total comprehensive income	$97,688	$54,971	$51,546

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2021	789,646	$8	$77,516	$333,070	$13,071	$423,665
Net income	-	-	-	66,336	-	66,336
Other comprehensive loss, net of tax	-	-	-	-	(14,790)	(14,790)
Cash dividends declared ($15.30 per share)	-	-	-	(12,075)	-	(12,075)
Balance as of December 31, 2021	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	75,090	-	75,090
Other comprehensive loss, net of tax	-	-	-	-	(20,119)	(20,119)
Cash dividends declared ($16.15 per share)	-	-	-	(12,489)	-	(12,489)
Repurchase of common stock	(21,309)	-	(20,310)	-	-	(20,310)
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	88,314	-	88,314
Other comprehensive income, net of tax	-	-	-	-	9,374	9,374
Cash dividends declared ($17.10 per share)	-	-	-	(12,886)	-	(12,886)
Repurchase of common stock	(20,366)	(1)	(20,354)	-	-	(20,355)
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$88,314	$75,090	$66,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,407	6,450	1,910
Depreciation and amortization	2,491	2,428	2,632
Net amortization of securities premiums and discounts	(109)	376	1,446
Increase in cash surrender value of BOLI	(2,027)	(2,233)	(2,175)
Gain on BOLI death benefit	(4,346)	-	-
(Increase)/decrease in deferred income taxes, net	(5,603)	4,330	(880)
Losses/(gains) on sale of securities available-for-sale	8,199	10,689	(2,554)
Net changes in:
Other assets	(16,792)	(8,262)	(12,432)
Other liabilities	13,814	12,910	5,680
Net cash provided by operating activities	93,348	101,778	59,963
Cash flows from investing activities:
Net change in loans and leases held-for-investment	(156,433)	(275,061)	(137,216)
Purchase of available-for-sale securities	(84,114)	(10,217)	(257,231)
Purchase of held-to-maturity securities	(6,850)	(173,907)	(395,176)
Purchase of non-marketable securities	-	-	(2,856)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	59,557	88,504	458,855
Proceeds from maturities, calls and pay downs of held-to-maturity securities	49,063	65,493	43,287
Purchase of bank-owned life insurance	(7,271)	-	-
Purchase of premises and equipment	(4,972)	(4,190)	(2,069)
Purchase of other investments	(7,306)	(6,600)	(8,192)
Redemption of other investments	-	-	2,752
Proceeds from bank-owned life insurance	11,751	606	-
Proceeds from sale of assets	27	73	1,696
Net cash used in investing activities	(146,548)	(315,299)	(296,150)
Cash flows from financing activities:
Net (decrease)/increase in deposits	(91,174)	119,117	579,885
Cash dividends paid	(12,886)	(12,489)	(12,075)
Net cash used in share repurchase of common stock	(20,355)	(20,310)	-
Net cash used in/provided by financing activities	(124,415)	86,318	567,810
Net change in cash and cash equivalents	(177,615)	(127,203)	331,623
Cash and cash equivalents, beginning of year	588,257	715,460	383,837
Cash and cash equivalents, end of year	$410,642	$588,257	$715,460

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,280	$5,785	$4,369
Income taxes paid	$12,662	$12,469	$29,941

Supplemental disclosures of non-cash transactions:
Investment securities available-for-sale transferred to held-to-maturity	$-	$-	$316,925
Net change in unrealized gains/(losses) on securities available-for-sale	$(13,445)	$28,326	$20,540
Lease liabilities arising from obtaining right-of-use assets	$-	$-	$295

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — Farmers & Merchants Bancorp (“FMCB”) is a Delaware corporation headquartered in Lodi, California and is the bank holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank” and together with FMCB, the “Company”).  The Company operates all business activities through the Bank, which was organized in 1916.  F&M Bank is a California state-chartered bank.  F&M Bank operates under the supervision of the California Department of Financial Protection and Innovation (“DFPI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). F&M Bank is not a member of the Federal Reserve System; however, FMCB operates as a bank holding company under the Federal Bank Holding Company Act of 1956, subject to and under the supervision of and examination by the Federal Reserve and is the sole shareholder of F&M Bank. Both FMCB and F&M Bank are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers F&M Bank to be its sole operating segment.

The Company’s other wholly-owned subsidiaries include F & M Bancorp, Inc. and FMCB Statutory Trust I. F & M Bancorp, Inc. was created in March 2002 to protect the name F & M Bank. During 2002, the Company completed a fictitious name filing in California to begin using the streamlined name “F & M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures. In accordance with generally accepted accounting principles in the United States (“GAAP”), FMCB Statutory Trust I is a non-consolidated subsidiary.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued
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

Statement of cash flows — For purposes of presentation on the consolidated statements of cash flows, "cash and cash equivalents" are defined as those amounts included in "Cash and cash equivalents" on the consolidated balance sheets.

Investment securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified at HTM are carried at amortized cost.  Investment securities classified at AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as HTM are carried at cost, net of the allowance for credit losses – securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as AFS are measured at fair value.  Unrealized holding gains and losses on debt securities classified as AFS are excluded from earnings and are reported net of tax as accumulated other comprehensive income (or loss) (“AOCI”), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

Allowance for Credit Losses – Securities — Management measures expected credit losses on held-to- maturity debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio. Further information regarding our policies and methodology used to estimate the allowance for credit losses on HTM securities is presented in Note 2 – Investment Securities.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued
For AFS investment securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that, the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that, the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses-securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the non-collectability of an AFS security is confirmed or when either criteria regarding intent of requirement to sell is met.

Interest on loans is accrued based upon the principal amount outstanding. The Company has elected the practical expedient to exclude all accrued interest receivable from all required disclosures of amortized cost. Additionally, an election was made not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the election that all interest accrued but ultimately not received is reversed against interest income.

Non-marketable equity securities — Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is restricted because such stock may only be sold to the FHLB at its par value. Due to the restrictive terms, and the lack of a readily determinable market value, FHLB stock is carried at cost. The investments in FHLB stock are required investments related to the Bank’s borrowings from FHLB. FHLB obtains its funding primarily through issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the regional FHLBs are jointly and severally liable for repayment of each other’s debt.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued

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

Modifications for Borrowers Experiencing Financial Difficulty. The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates where the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty. Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure. The Company’s disclosures are included in Note 4 - Loans and Leases.

Allowance for Credit Losses — Loans — On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL. Both the FASB Staff Q&A Topic 326, No. 1 and the federal financial institution regulatory agencies (“Financial Institution Letter FIL-17-2019”), along with the Securities and Exchange Commission, have confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses. Accordingly, in adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) methodology was most appropriate given the Company’s current size and complexity.

The methodology for determining the allowance for credit losses (“ACL”) on loans is considered a critical accounting policy by management because of the high degree of judgment involved. The subjectivity of the assumptions used and the potential for changes in the economic environment could result in changes to the amount of the recorded ACL. Among the material estimates required to establish the ACL are: (i) a weighted average loss estimate categorized by loan segmentation; (ii) average duration calculations in order to assess the loss factors over the life of the loan segment; (iii) an economic report to assess macro and micro-economic factors influencing loss potential; (iv) value of collateral and strength of guarantors; (v) the amount and timing of future cash flows for loans individually evaluated; and (vi) the determination of the qualitative loss factors. All of these estimates are susceptible to significant change.

The Company’s methodology is set forth in a formal policy and takes into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis, which have similar risk characteristics as well as allowances to individual loans that do not share similar risk characteristics.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued

The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of the current expected credit losses. The Company increases its ACL by charging provisions for credit losses on its consolidated statement of income. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes a loan balance is uncollectable. Recoveries on previously charged off loans are credited to the ACL.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and economic forecasts. Historical credit loss experience, either internal or peer information, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and economic forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The ACL is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

Management incorporates reasonable and supportable information in order to calculate the ACL. This includes the ability to reliably forecast and document exogenous events that may affect the credit performance of the Company’s loan portfolio. Management is confident in its ability to effectively identify historical loss information by the appropriate portfolio segmentation.  In addition, management believes that it can reasonably obtain historical loss information by its respective peers to further improve historical loss information. Due to a growth cycle that has expanded the Company’s geographical service area and product mix as it has expanded into the San Francisco Bay Area, the Company’s peer group has been determined to better align with the Company’s loss profile for loans tied to the commercial real estate, commercial, industrial, real estate, and consumer segments. However, given the low concentration in agricultural industry related loans in the peer group, the Company’s own loss history in agricultural loans is more suitable. Additionally, the Company believes that it can effectively evaluate the potential impact that both macro and micro-economic conditions can have on its loan portfolio. Management is also comfortable that it can rely on weighted average maturity calculations, including estimated prepayments with its existing third party Asset/Liability Management (“ALM”) applications.

Management utilizes the seventeen loan segments used in preparing regulatory Call Reports to segment its portfolio and to extract the relevant information needed to calculate its ACL.  This allows management the ability to obtain historical loss information for itself as well as its peer group. Additionally, management’s ALM application also utilizes a similar loan segmentation in calculating weighted average remaining terms.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued
The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan. Management must use relevant available information about past events (e.g. historical losses) current conditions, and economic forecasts about future conditions. Historical annual loss rates serve as the starting point to estimate expected credit losses.

Management uses a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses and has determined a representative period for a full credit cycle would be from 2009 to 2023 (fifteen-year credit cycle). Management has collected historical loss information on its own loan portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from the Federal regulators on the Uniform Bank Performance Report (“UBPR”).

Federal regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes 209 banks across the nation. The model calculates the mean historical loss rate over the 15-year economic cycle for both the Bank and its peer group. The model calculates the stressed historical loss rate over the 15-year economic cycle for both the Bank and its peer group.

Management evaluates macro and micro-economic information as well as internal trends in credit performance on the Company’s loan portfolio to determine where they believe it is in an economic credit cycle. Depending upon estimations of what point in the credit cycle the current economy may exist, management adjusts, on a quantitative basis, historical loss rates either upwards or downwards from the mean. If management believes we are nearing the end on a credit cycle, the Company may adjust historical losses in increments higher from the mean. If the Company believes that we are in the recovery stage of a credit cycle, it may adjust historical losses downwards from the mean. Management understands that historical credit losses may not exactly follow a normal bell-shaped curve, but that the approach provides consistency across all loan segments as well as a measured probability of credit loss coverage.

Management used the duration of each loan segment to estimate the remaining life of loans to ensure that the model covers credit losses over the expected life of such loans.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued
Management employs the use of qualitative factors as defined by the Interagency Policy Statement on Allowance for Credit Losses  (“SR 20-12”). Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, as defined in the Interagency guidance, including but not limited to:

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

Fair value estimates — We measure some of our assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, we prioritize valuation inputs in accordance with a three-level hierarchy. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques requiring professional judgment to estimate the appropriate fair value. We believe we use assumptions that market participants would consider in pricing the asset or the liability. Changes in market conditions may reduce the availability of quoted prices or observable data. See Note 11 for further information regarding the use of fair value estimates.

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

Right of use lease asset & lease liability — Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. We record an operating lease right of use (“ROU”) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated statements of financial condition. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from property owners plus any prepaid rent. We do not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued
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

Allowance for credit losses - unfunded loan commitments — An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb current expected credit losses associated with the contractual life of the Banks’ commitments to lend funds under existing agreements such as letters or lines of credit. The Bank uses a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same loan segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. Draws on unfunded loan commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in the provision for credit losses, and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated statements of financial condition. In 2022, the provision for credit-losses – unfunded loan commitments was recognized in non-interest expense.

Revenue from contracts with customers — The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is limited judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Basic and diluted earnings per common share — Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share.

Comprehensive income — Other comprehensive income refers to revenues, expenses, gains, and losses that U.S. GAAP recognize as changes in value to an enterprise but are excluded from net income. For the Company, comprehensive income includes net income and changes in fair value of its available-for-sale investment securities and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes.

Segment reporting — The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. The Company is not organized around discernible lines of business, but rather operates as an integrated unit to customize solutions for its customers with business line emphasis and product offerings changing over time as customer needs and demands change. As a result, the Company has only one operating segment.

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

Subsequent events — We evaluated events that occurred between December 31, 2023 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued

Accounting Standards Pending Adoption — The Accounting Standards Codification™ (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard Updates (“ASU”) to its ASC. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative. The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.
In June 2022, the Financial Accounting Standards Board (“FASB”) issued guidance within ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this ASU are effective for fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The company adopted this standard on January 1, 2024, with no material impact on the Company’s Consolidated Financial Statements.

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Amendments in ASU 2023-02 apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit investments (“LIHTC”) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from FASB ASC 323-740, Investments – Equity Method and Joint Ventures: Income Taxes, has been applied. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for any interim period within those fiscal years. The amendments in ASU 2023-02 must be applied on either a modified retrospective or a retrospective basis (except as discussed in the ASU for LIHTC investments not accounted for using the proportional amortization method). The Company adopted this standard to use the proportional amortization method on January 1, 2024, with no material impact on the Company’s Consolidated Financial Statements.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company is currently evaluating the impact this ASU will have on its disclosures.

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
The Company is currently evaluating the impact this ASU will have on its disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 1—Summary of Significant Accounting Policies—Continued

In December 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 requires annual disclosures for fiscal years beginning January 1, 2024 and interim disclosures for fiscal years beginning January 1, 2025. Early adoption is permitted. The Company is required to apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company will update its segment related disclosures upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. The Company will update its income tax disclosures upon adoption.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2023
U.S. Government-sponsored securities	$3,230	$12	$18	$3,224
Mortgage-backed securities(1)	180,543	3,022	19,727	163,838
Collateralized mortgage obligations(1)	548	-	13	535
Corporate securities	14,743	41	179	14,605
Other	310	-	-	310
Total available-for-sale securities	$199,374	$3,075	$19,937	$182,512

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

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of December 31, 2023
Mortgage-backed securities(1)	$664,728	$30	$132,043	$532,715	$-
Collateralized mortgage obligations(1)	74,170	-	14,017	60,153	-
Municipal securities	78,790	107	180	78,717	450
Total held-to-maturity securities	$817,688	$137	$146,240	$671,585	$450

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 2—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$33	$-	$1,235	$18	$1,268	$18
Mortgage-backed securities(1)	1,629	11	80,746	19,716	82,375	19,727
Collateralized mortgage obligations(1)	-	-	535	13	535	13
Corporate securities	-	-	9,853	179	9,853	179
Total available-for-sale securities	$1,662	$11	$92,369	$19,926	$94,031	$19,937

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Treasury notes	$4,964	$25	$-	$-	$4,964	$25
U.S. Government-sponsored securities	378	1	1,326	23	1,704	24
Mortgage-backed securities(1)	35,117	1,639	96,589	28,156	131,706	29,795
Collateralized mortgage obligations	1,054	31	-	-	1,054	31
Corporate securities	-	-	9,581	462	9,581	462
Total available-for-sale securities	$41,513	$1,696	$107,496	$28,641	$149,009	$30,337

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

As of December 31, 2023, the Company held 176 available-for-sale securities of which 6 were in an unrealized loss position for less than twelve months and 138 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be impaired. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	December 31, 2023
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	57	-	-	57
Ending Balance	$450	$-	$-	$450

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 2—Investment Securities—Continued

	December 31, 2022
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$-	$-	$-	$-
Provision for credit losses	393	-	-	393
Ending Balance	$393	$-	$-	$393

The amortized cost and estimated fair values of investment securities at December 31, 2023 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$482	$480	$875	$875
After one year through five years	21,182	20,842	18,020	17,792
After five years through ten years	5,300	5,185	23,121	22,023
After ten years	172,410	156,005	775,672	630,895
Total	$199,374	$182,512	$817,688	$671,585

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2023
Municipal securities	$20,203	$395	$58,192	$78,790
Total	$20,203	$395	$58,192	$78,790

As of December 21, 2023, there were no past due principal or interest payments associated with held-to-maturity municipal securities.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 2—Investment Securities—Continued

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2022
Municipal securities	$19,380	$388	$42,534	$62,302
Total	$19,380	$388	$42,534	$62,302

Proceeds and gross realized gains and losses from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2023	$39,901	$-	$8,199
2022	$51,359	$2	$10,691
2021	$301,320	$5,570	$3,016

Pledged Securities

As of December 31, 2023, investment securities carried at $794.1 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) borrowings, and other government agency deposits as required by law. This amount was $478.7 million at December 31, 2022.
Note 3—Federal Home Loan Bank Stock and Other Non-Marketable Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Non-Marketable Securities on the Company’s consolidated statements of financial condition and totaled $15.5 million at both December 31, 2023 and 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,323,038	$1,328,691
Agricultural	742,009	726,938
Residential and home equity	399,982	387,753
Construction	212,362	166,538
Total real estate	2,677,391	2,609,920
Commercial & industrial	499,373	478,758
Agricultural	313,737	314,525
Commercial leases	169,684	112,629
Consumer and other	5,212	5,886
Total gross loans and leases	3,665,397	3,521,718
Unearned income	(10,708)	(9,357)
Total net loans and leases	3,654,689	3,512,361
Allowance for credit losses	(74,965)	(66,885)
Total loans and leases held-for-investment, net	$3,579,724	$3,445,476

At December 31, 2023, the portion of loans that were approved for pledging as collateral on borrowing lines with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.5 billion, respectively. The borrowing capacity on these loans was $758.3 million from FHLB and $1.1 billion from the FRB at December 31, 2023.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due at December 31, 2023 and 2022:

	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,314,928	$-	$-	$-	$-	$1,314,928
Agricultural	742,009	-	-	-	-	742,009
Residential and home equity	399,946	36	-	-	36	399,982
Construction	212,362	-	-	-	-	212,362
Total real estate	2,669,245	36	-	-	36	2,669,281
Commercial & industrial	499,341	32	-	-	32	499,373
Agricultural	313,737	-	-	-	-	313,737
Commercial leases	167,086	-	-	-	-	167,086
Consumer and other	5,209	3	-	-	3	5,212
Total loans and leases, net	$3,654,618	$71	$-	$-	$71	$3,654,689

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 4—Loans and Leases—Continued

	December 31, 2022
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non- accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,319,911	$-	$-	$403	$403	$1,320,314
Agricultural	726,938	-	-	-	-	726,938
Residential and home equity	387,753	-	-	-	-	387,753
Construction	166,370	-	-	168	168	166,538
Total real estate	2,600,972	-	-	571	571	2,601,543
Commercial & industrial	478,758	-	-	-	-	478,758
Agricultural	314,525	-	-	-	-	314,525
Commercial leases	111,649	-	-	-	-	111,649
Consumer and other	5,789	97	-	-	97	5,886
Total loans and leases, net	$3,511,693	$97	$-	$571	$668	$3,512,361

Non-accrual loans are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans and leases:
Non-accrual loans and leases
Real estate:
Commercial	$-	$403
Agricultural	-	-
Residential and home equity	-	-
Construction	-	168
Total real estate	-	571
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-accrual loans and leases	$-	$571

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company.

The Company’s modifications of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.

The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the period presented.

	December 31, 2023
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest Rate reduction	Maturity or term extension	Principal foregiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loans[3]
Loans and leases held-for-investment, net
Real estate:
Commercial	$-	$1,600	$-	$-	$-	$1,600	0.12%
Agricultural	-	-	-	-	-	-	0.00%
Residential and home equity	-	-	-	-	121	121	0.03%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	1,600	-	-	121	1,721	0.06%
Commercial & industrial	-	4,669	-	-	-	4,669	0.93%
Agricultural	-	-	-	-	-	-	0.00%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$6,269	$-	$-	$121	$6,390	0.17%

During the twelve months ended December 31, 2023, we had one residential real estate loan that had the contractual interest rate decreased by 1.00% and the contractual term was extended by 120 months.  In addition, we had an additional borrower with one commercial real estate loan that the contractual term was extended by 119 months, and two commercial & industrial loans that contractual term was extended by eleven months.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The modified loans presented in the table above were current and had no loss exposure as of December 31, 2023.

A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. There were no loans that were modified within the last 12 months that had a payment default during the twelve months ended December 31, 2023.

The effect of modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the ACL, therefore, a change to the ACL is generally not recorded upon modification. If principal forgiveness is provided, that portion of the loan will be charged-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL. An assessment of whether the borrower is experiencing financial difficulty is made on the date of a modification.

The following table lists total troubled debt restructured loans that the Company is either accruing or not accruing interest by loan category at December 31, 2022, prior to the adoption of ASU 2022-02:

(Dollars in thousands)	December 31, 2022
Troubled debt restructured loans and leases:
Accruing TDR loans and leases
Real estate:
Commercial	$-
Agricultural	-
Residential and home equity	1,305
Construction	-
Total real estate	1,305
Commercial & industrial	6
Agricultural	-
Commercial leases	-
Consumer and other	-
Subtotal	1,311
Non-accruing TDR loans and leases
Accruing TDR loans and leases
Real estate:	$-
Commercial	-
Agricultural	-
Residential and home equity	-
Total real estate	-
Commercial & industrial	-
Agricultural	-
Commercial leases	-
Consumer and other	-
Subtotal	-
Total TDR loans and leases	$1,311

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 4—Loans and Leases—Continued
The following table summarizes TDRs outstanding by year of occurrence:

	December 31, 2022
(Dollars in thousands)	# of Accruing TDR	$ of Accruing TDR	# of Non-accruing TDR	$ of Non- accruing TDR	# of Total TDR	$ of Total TDR
Loan and lease TDRs
2022	-	$-	-	$-	-	$-
2021	-	-	-	-	-	-
2020	4	257	-	-	4	257
2019	-	-	-	-	-	-
Prior	8	1,054	-	-	8	1,054
Total	12	$1,311	-	$-	12	$1,311

The following table presents the credit risk rating categories for loans and leases held-for-investment (accruing and non-accruing) net of unearned income by loan portfolio segment and class as of the dates indicated.

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,308,717	$6,211	$-	$1,314,928	$26,093
Agricultural	729,135	12,329	545	742,009	7,744
Residential and home equity	399,217	-	765	399,982	7,770
Construction	212,362	-	-	212,362	4,432
Total real estate	2,649,431	18,540	1,310	2,669,281	46,039
Commercial & industrial	486,439	12,458	476	499,373	13,380
Agricultural	310,496	3,236	5	313,737	8,872
Commercial leases	167,080	6	-	167,086	6,537
Consumer and other	5,036	-	176	5,212	137
Total loans and leases, net	$3,618,482	$34,240	$1,967	$3,654,689	$74,965

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Total Loans & Leases	Total Allowance for Loan Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,314,377	$5,535	$402	$1,320,314	$18,055
Agricultural	709,927	10,891	6,120	726,938	14,496
Residential and home equity	387,371	-	382	387,753	7,508
Construction	166,370	-	168	166,538	3,026
Total real estate	2,578,045	16,426	7,072	2,601,543	43,085
Commercial & industrial	478,437	63	258	478,758	11,503
Agricultural	308,830	5,682	13	314,525	10,202
Commercial leases	111,568	81	-	111,649	1,924
Consumer and other	5,650	-	236	5,886	171
Total loans and leases, net	$3,482,530	$22,252	$7,579	$3,512,361	$66,885

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 4—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held-for-investment by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as follows:
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$121,418	$169,171	$221,708	$143,502	$67,505	$261,344	$324,069	$1,308,717
Special mention	-	2,395	-	-	-	2,216	1,600	6,211
Substandard	-	-	-	-	-	-	-	-
Total Commercial	$121,418	$171,566	$221,708	$143,502	$67,505	$263,560	$325,669	$1,314,928
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$37,849	$71,367	$40,848	$50,445	$12,008	$165,267	$351,351	$729,135
Special mention	-	-	-	594	2,020	9,715	-	12,329
Substandard	-	-	-	-	-	545	-	545
Total Agricultural	$37,849	$71,367	$40,848	$51,039	$14,028	$175,527	$351,351	$742,009
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$41,173	$62,505	$88,559	$78,810	$13,299	$70,339	$44,532	$399,217
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	765	-	765
Total Residential and home equity	$41,173	$62,505	$88,559	$78,810	$13,299	$71,104	$44,532	$399,982
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Construction
Pass	$-	$2,500	$-	$-	$1,575	$-	$208,287	$212,362
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total construction	$-	$2,500	$-	$-	$1,575	$-	$208,287	$212,362
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$200,440	$307,938	$351,115	$273,351	$96,407	$510,191	$929,839	$2,669,281

Commercial & industrial
Pass	$49,162	$25,795	$21,695	$7,193	$4,123	$6,674	$371,797	$486,439
Special mention	2,500	27	4,903	466	-	-	4,562	12,458
Substandard	-	-	-	-	-	476	-	476
Total Commercial & industrial	$51,662	$25,822	$26,598	$7,659	$4,123	$7,150	$376,359	$499,373
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$3,013	$4,585	$2,296	$688	$1,026	$2,116	$296,772	$310,496
Special mention	-	52	75	-	-	-	3,109	3,236
Substandard	-	-	-	-	5	-	-	5
Total Agricultural	$3,013	$4,637	$2,371	$688	$1,031	$2,116	$299,881	$313,737
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Commercial leases
Pass	$81,287	$31,954	$10,786	$9,514	$4,667	$28,872	$-	$167,080
Special mention	-	-	-	-	6	-	-	6
Substandard	-	-	-	-	-	-	-	-
Total Commercial leases	$81,287	$31,954	$10,786	$9,514	$4,673	$28,872	$-	$167,086
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,650	$930	$375	$48	$45	$1,400	$588	$5,036
Special mention	-	-	-	-	-	-	-	-
Substandard	152	-	-	-	-	24	-	176
Total Consumer and other	$1,802	$930	$375	$48	$45	$1,424	$588	$5,212
Consumer and other
Current-period gross charge-offs	$41	$3	$-	$-	$-	$2	$-	$46
Total net loans and leases
Pass	$335,552	$368,807	$386,267	$290,200	$104,248	$536,012	$1,597,396	$3,618,482
Special mention	2,500	2,474	4,978	1,060	2,026	11,931	9,271	34,240
Substandard	152	-	-	-	5	1,810	-	1,967
Total net loans and leases	$338,204	$371,281	$391,245	$291,260	$106,279	$549,753	$1,606,667	$3,654,689
Total current-period gross charge-offs	$41	$3	$-	$-	$-	$16	$-	$60

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Commercial leases
Pass	$35,689	$15,874	$13,050	$5,904	$20,560	$20,491	$-	$111,568
Special mention	-	-	-	81	-	-	-	81
Substandard	-	-	-	-	-	-	-	-
Total Commercial leases	$35,689	$15,874	$13,050	$5,985	$20,560	$20,491	$-	$111,649
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,476	$634	$275	$176	$315	$1,769	$1,005	$5,650
Special mention	-	-	-	-	-	-	-	-
Substandard	236	-	-	-	-	-	-	236
Total Consumer and other	$1,712	$634	$275	$176	$315	$1,769	$1,005	$5,886
Consumer and other
Current-period gross charge-offs	$40	$6	$7	$1	$4	$4	$-	$62
Total net loans and leases
Pass	$407,542	$429,816	$318,280	$118,352	$170,628	$468,509	$1,569,403	$3,482,530
Special mention	-	63	-	2,717	3,820	1,115	14,537	$22,252
Substandard	236	-	-	11	114	6,716	502	$7,579
Total net loans and leases	$407,778	$429,879	$318,280	$121,080	$174,562	$476,340	$1,584,442	$3,512,361
Total current-period gross charge-offs	$40	$6	$177	$247	$82	$29	$-	$581

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 4—Loans and Leases—Continued

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the twelve months ended December 31, 2023 and December 31, 2022. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collectibility or have other unfavorable features. A summary of the changes in those loans is as follows:

	December 31,
(Dollars in thousands)	2023	2022

Balance at beginning of the period	$17,521	$18,128
New loans or advances during year	1,706	523
Repayments	(2,192)	(1,130)
Balance at end of period	$17,035	$17,521
Changes in the allowance for credit losses are as follows:

	Year Ended December 31, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision for/(recapture of) credit losses	1,116	1,406	211	423	4,613	(19)	7,750
Charge-offs	-	-	(14)	-	-	(46)	(60)
Recoveries	170	-	65	124	-	31	390
Net (charge-offs) / recoveries	170	-	51	124	-	(15)	330
Balance at end of year	$33,837	$4,432	$7,770	$22,252	$6,537	$137	$74,965

	Year Ended December 31, 2022
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$38,149	$1,456	$2,847	$16,954	$938	$663	$61,007
Impact of Adopting ASC 326	(6,190)	1,855	3,032	826	629	(152)	-
Provision for/(recapture of) credit losses	762	(285)	1,523	4,001	357	(301)	6,057
Charge-offs	(170)	-	(25)	(324)	-	(62)	(581)
Recoveries	-	-	131	248	-	23	402
Net (charge-offs) / recoveries	(170)	-	106	(76)	-	(39)	(179)
Balance at end of year	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS

Note 4—Loans and Leases—Continued
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the ACL. During 2023, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

	December 31, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,517	$-	$1,517
Agricultural	6,118	-	6,118
Residential and home equity	1,607	-	1,607
Construction	-	-	-
Total Real estate	9,242	-	9,242
Commercial & industrial	-	473	473
Agricultural	-	5	5
Commercial leases	-	-	-
Consumer and other	-	164	164
Total gross loans and leases	$9,242	$642	$9,884

	December 31, 2022
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,114	$-	$1,114
Agricultural	11,035	-	11,035
Residential and home equity	2,153	-	2,153
Construction	-	-	-
Total Real estate	14,302	-	14,302
Commercial & industrial	-	-	-
Agricultural	-	13	13
Commercial leases	-	-	-
Consumer and other	-	158	158
Total gross loans and leases	$14,302	$171	$14,473

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 5—Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Premises and equipment:
Buildings and land	$63,991	$61,274
Furniture, fixtures, and equipment	24,236	23,203
Leasehold improvements	3,982	3,982
Subtotal	92,209	88,459
Accumulated depreciation and amortization	(40,302)	(38,983)
Total premises and equipment	$51,907	$49,476

Depreciation and amortization on premises and equipment included in occupancy and equipment expense amounted to $2.5 million, $2.4 million, and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Rental income was $749,000, $640,000, and $491,000 for the years ended December 31, 2023, 2022, and 2021, respectively, and was recorded in other income.

Note 6—Other Real Estate Owned

The Bank reported $873,000 in other real estate owned at December 31, 2023 and 2022, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 7—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$325,798	$202,554
Certificates of deposit greater than $250,000	318,830	128,846
Total certificates of deposit	$644,628	$331,400

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2024	$612,052
2025	25,996
2026	4,840
2027	687
2028	1,053
Total certificates of deposit	$644,628

Note 8—Short-term borrowings

As of December 31, 2023 and 2022, committed lines of credit arrangements totaling $2.3 billion and $1.5 billion, respectively, were available to the Company from unaffiliated banks. The average Federal Funds interest rate as of December 31, 2023 was 5.50%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $760.1 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.64% as of December 31, 2023.

The Company has $1.5 billion in pledged loans and $134.9 million in pledged securities at par value with the FRB.  As of December 31, 2023, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.3 billion. The borrowing rate was 5.50% as of December 31, 2023. There were no outstanding advances on the above borrowing facilities as of December 31, 2023 and 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 9—Long-term Subordinated Debentures

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10.3 million of junior subordinated debentures of the Company, which carry a variable rate based on 3-month SOFR plus 2.85%. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a variable rate based on 3-month SOFR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefor of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I.

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

Note 10—Employee Benefit Plans

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 10—Employee Benefit Plans—Continued

The Company expensed $9.1 million to the ERP during the year ended December 31, 2023, $7.4 million during the year ended December 31, 2022 and $9.0 million during the year ended December 31, 2021. The Company’s carrying value of the liability under the ERP was $57.5 million as of December 31, 2023 and $57.0 million as of December 31, 2022. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2023 and 2022 totaled 49,276 and 50,196 with an historical cost basis of $31.6 million and $31.4 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2023 and 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $2.6 million in 2023 compared to net gains of $0.1 million in 2022 and $2.5 million in 2021. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company expensed $4.1 million to the SMRP during the year ended December 31, 2023, $3.0 million during the year ended December 31, 2022 and $2.7 million during the year ended December 31, 2021. The Company’s carrying value of the liability under the SMRP was $16.9 million as of December 31, 2023 and $13.6 million as of December 31, 2022. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2023 and December 31, 2022 totaled 17,806 and 15,998 shares with an historical cost basis of $12.8 million and $10.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2023 and 2022. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.4 million in 2023, $0.4 million in 2022 and $0.1 in 2021. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 10—Employee Benefit Plans—Continued
Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. The plan assets, reported at fair value, are primarily invested in mutual funds and other investments, which are primarily Level 2 inputs. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.9 million, $1.8 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $2.0 million, $1.6 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Life Insurance Arrangements
The Company has purchased single premium life insurance policies on the lives of certain key employees of the Company. These policies provide: (1) financial protection to the Company in the event of the death of a key employee; and (2) significant income to the Company to offset the expense associated with the ERP and other employee benefit plans, since the interest earned on the cash surrender value of the policies is tax exempt as long as the policies are used to finance employee benefits. As compensation to each employee for agreeing to allow the Company to purchase an insurance policy on his or her life, split dollar agreements have been entered into with those employees. These agreements provide for a division of the life insurance death proceeds between the Company and each employee’s designated beneficiary or beneficiaries.

The Company earned tax-exempt interest on the life insurance policies of $2.0 million, $2.2 million, and $2.2 million for the three years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the total cash surrender value of the insurance policies was $74.9 million and $73.0 million, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 11—Fair Value

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. For accounting disclosure purposes, a three-level valuation hierarchy of fair value measurements has been established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs that are observable for the assets or liabilities, either directly or indirectly (such as interest rates, yield curves, and prepayment speeds).

●
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 11—Fair Value—Continued

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

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collaterally dependent, management measures impairment in accordance FASB ASC Topic 326.

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

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,224	$-	$3,224	$-	$3,224
Mortgage-backed securities	163,838	-	163,838	-	163,838
Collateralized mortgage obligations	535	-	535	-	535
Corporate securities	14,605	-	14,605	-	14,605
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$9,884	$-	$-	$9,884	$9,884
Other real estate owned	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 11—Fair Value—Continued

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Treasury notes	$4,964	$4,964	$-	$-	$4,964
U.S. Government-sponsored securities	4,427	-	4,427	-	4,427
Mortgage-backed securities	132,528	-	132,528	-	132,528
Collateralized mortgage obligations	1,054	-	1,054	-	1,054
Corporate securities	9,581	-	9,581	-	9,581
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$14,473	$-	$-	$14,473	$14,473
Other real estate owned	873	-	-	873	873

Collateral dependent loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses on loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a list of qualified property appraisers who review appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 11—Fair Value—Continued

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$410,642	$410,642	$-	$-	$410,642
Held-to-maturity securities	817,238	-	629,051	58,192	687,243
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,579,724	-	-	3,369,255	3,369,255
Bank-owned life insurance	74,931	74,931	-	-	74,931

Financial Liabilities:
Total deposits	$4,668,095	$-	$4,023,467	$639,315	$4,662,782
Subordinated debentures	10,310	-	12,763	-	12,763

December 31, 2022		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$588,257	$588,257	$-	$-	$588,257
Held-to-maturity securities	844,953	-	661,167	42,534	703,701
Non-marketable securities	15,549	-	-	15,549	15,549
Loans and leases, net	3,445,476	-	-	3,335,042	3,335,042
Bank-owned life insurance	73,038	73,038	-	-	73,038

Financial Liabilities:
Total deposits	$4,759,269	$-	$4,427,869	$323,572	$4,751,441
Subordinated debentures	10,310	-	12,211	-	12,211

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 12—Commitments and Contingencies

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

	December 31,
(Dollars in thousands)	2023	2022

Commitments to extend credit, including unsecured commitments of $19,858 and $20,401 as of December 31, 2023 and 2022, respectively	$1,150,142	$1,141,036
Stand-by letters of credit, including unsecured commitments of $7,010 and $7,954 as of December 31, 2023 and 2022, respectively	16,858	17,138

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the reserve for unfunded  loan commitments, which amounted to $3.7 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in August 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At December 31, 2023 and 2022, the balance of the investments in LIHTC was $36.5 million and $37.3 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $15.5 million and $19.7 million at December 31, 2023 and 2022, respectively. The Company expects to fulfill these commitments through 2039.

Additionally, during the years ended December 31, 2023 and 2022, the Company recognized tax credits from its investments in LIHTC of $3.60 million and $3.05 million, respectively.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material in relation to the financial position of the Company.

The Company may be required to maintain average reserves on deposit with the FRB primarily based on deposits outstanding. Reserve requirements are offset by the Company’s vault cash and deposit balances maintained with the FRB.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 13—Leases

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

As of December 31, 2023, operating lease ROU assets and liabilities were $2.7 million and $2.8 million, respectively. As of December 31, 2022, operating lease ROU assets and liabilities were $3.4 million and $3.5 million, respectively. Operating lease expenses totaled $737,000, $730,000 and $739,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The table below summarizes the information related to our operating leases:

	Year Ended December 31,
(in thousands except for percent and period data)	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$720	$704
Weighted-Average Remaining Lease Term - Operating Leases, in Years	4.62	5.48
Weighted-Average Discount Rate - Operating Leases	2.6%	2.6%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 13—Leases—Continued
The table below summarizes the maturity of remaining lease liability:

(Dollars in thousands)	Amount
2024	$716
2025	714
2026	679
2027	367
2028	240
2029 and beyond	279
Total lease payments	2,995
Discount	(162)
Net present value of lease liabilities	$2,833

As of December 31, 2023, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2023.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases was $167.1 million at December 31, 2023 and $111.6 million at December 31, 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 14—Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income tax expense / (benefit)
Current:
Federal	$23,025	$10,638	$12,595
State	10,817	9,683	10,270
Total current expense	33,842	20,321	22,865

Deferred:
Federal	(6,546)	3,744	59
State	943	586	(939)
Total current deferred benefit	(5,603)	4,330	(880)
Provision for income tax expense	$28,239	$24,651	$21,985

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Effective income tax rate
Federal statutory rate	$24,476	21.00%	$20,946	21.00%	$18,548	21.00%
State taxes, net of Federal income tax benefit	9,290	7.97%	8,112	8.13%	7,370	8.34%
Low-income housing tax credits	(3,528)	(3.03%)	(3,031)	(3.04%)	(3,116)	(3.53%)
Compensation expense	(267)	(0.23%)	(578)	(0.58%)	-	-
Bank owned life insurance	(1,338)	(1.15%)	(494)	(0.49%)	(471)	(0.53%)
Tax-exempt interest income	(470)	(0.40%)	(326)	(0.32%)	(347)	(0.39%)
Other, net	76	0.07%	22	0.02%	1	0.00%
Total provision for income tax expense and effective tax rate	$28,239	24.23%	$24,651	24.72%	$21,985	24.89%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 14—Income Taxes—Continued
The nature and components of the Company’s net deferred income tax assets are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Deferred income tax assets:
Allowance for credit losses	$23,386	$20,508
Deferred compensation	21,562	20,564
Unrealized losses on debt securities	5,377	9,341
Accrued liabilities	3,986	3,832
Tax credit carry forward	2,911	-
State income taxes	2,271	2,034
Lease liabilities	838	1,027
Acquired net operating losses	506	584
Low-income housing tax investments	447	565
Acquired loans fair valuation	89	108
Acquired OREO fair valuation	108	108
Other	2	2
Total deferred income tax assets	61,483	58,673

Deferred income tax liabilities:
Commercial leasing	$(16,017)	$(21,204)
Premises and equipment	(1,740)	(1,940)
Deferred loan and lease costs	(1,000)	(1,105)
Right of use leasing asset	(802)	(996)
Core deposit intangible asset	(661)	(830)
Accretion on investment securities	(659)	(547)
FHLB dividends	(348)	(348)
Other	(225)	(156)
Prepaid assets	(52)	(40)
Total deferred income tax liabilities	(21,504)	(27,166)
Net deferred income tax assets	$39,979	$31,507

The Company believes, based on available information, that more likely than not, the net deferred income tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2023 and 2022. The increase in net deferred income tax assets of $8.5 million was primarily due to $2.9 million in tax credit carry-forwards and a $5.2 million decrease in deferred income tax liabilities related to our commercial leasing business.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2023 and 2022, the Company did not have any significant uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2019 through 2023 tax years remain subject to selection for examination as of December 31, 2023. As of December 31, 2023 and 2022, the Company had net operating loss carryovers of $1.7 million and $1.9 million, respectively. The Company had $2.9 million in tax credit carry-forwards as of December 31, 2023, and no tax carry-forward as of December 31, 2022.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 15—Condensed Financial Statements of Parent Company

Financial information pertaining only to Farmers and Merchants Bancorp (“FMCB”), on a parent-only basis, is as follows:

	December 31,
(Dollars in thousands)	2023	2022
Balance Sheets
Assets
Cash and cash equivalents	$130	$1,582
Investment in subsidiaries	561,521	495,019
Other assets	47	304
Total assets	$561,698	$496,905
Liabilities and shareholders’ equity
Subordinated debentures	$10,310	$10,310
Other liabilities	1,633	1,287
Shareholders’ equity	549,755	485,308
Total liabilities and shareholders’ equity	$561,698	$496,905

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Statements of Income
Dividend and other income from subsidiaries	$33,300	$34,700	$9,900
Interest and dividends	25	14	9
Total income	33,325	34,714	9,909

Reimbursement of expenses from subsidiaries	705	714	780
Other expenses	2,321	2,388	1,469
Total expense	3,026	3,102	2,249
Income before income taxes	30,299	31,612	7,660
Income tax benefit	887	913	660
	31,186	32,525	8,320
Equity in undistributed net income of subsidiaries	57,128	42,565	58,016
Net income	$88,314	$75,090	$66,336

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED STATEMENTS
Note 15—Condensed Financial Statements of Parent Company—Continued
	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Statements of Cash Flows
Cash flows from operating activities:
Net income	$88,314	$75,090	$66,336
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(57,128)	(42,565)	(58,016)
Change in other assets and liabilities	603	197	739
Net cash provided by operating activities	31,789	32,722	9,059
Cash flows from investing activities:
Securities sold or matured	-	124	-
Net cash used in investing activities	-	124	-
Cash flows from financing activities:
Common stock repurchases	(20,355)	(20,310)	-
Cash dividends paid	(12,886)	(12,489)	(12,075)
Net used in financing activities	(33,241)	(32,799)	(12,075)
Net change in cash and cash equivalents	(1,452)	47	(3,016)
Cash and cash equivalents, beginning of year	1,582	1,535	4,551
Cash and cash equivalents, end of year	$130	$1,582	$1,535

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff (assisted in certain instances by outside third party audit resources other than the independent registered public accounting firm), which reports to the Audit & Risk Committee of the Board of Directors. Internal auditors monitor the operation of the internal and external control system and report findings to management and the Audit & Risk Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit & Risk Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

The Audit & Risk Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit & Risk Committee is responsible for the selection of the independent registered public accounting firm. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities.

The Audit & Risk Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit & Risk Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters, which they believe should be brought to the attention of the Committee.

/s/ Kent A. Steinwert	/s/ Bart R. Olson
Kent A. Steinwert	Bart R. Olson
Chairman, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2023.

The Company’s independent registered public accounting firm has audited the consolidated financial statements for the year ended December 31, 2023, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2023 that appears on page 75.

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

           Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Annual Meeting
Business Matters – Proposal No. 1 – Election of Directors” and “Executive Compensation – Compensation Discussion and Analysis – Executive Officers Who Are Not Directors” of the Company’s 2024 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Delinquent Section 16(a) Reports” is set forth under the section “Other Matters – Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

Information regarding the Company’s corporate governance and board committees is set forth under the heading “Corporate Governance – Board of Directors Meetings” and “ – Committees of the Board” in the Company’s Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements and

(2)	Financial Statement schedules required to be filed by Item 8 of this Form 10-K.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on Registrant’s Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.
3.2	Amended and Restated By-Laws filed on Registrant’s Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.
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
10.21
Employment Agreement effective March 27, 2023, between Farmers & Merchants Bank of Central California and Bart R. Olson, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2023, is incorporated herein by reference.

10.22
Employment Agreement effective April 1, 2023, between Farmers & Merchants Bank of Central California and John W. Weubbe, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2023, is incorporated herein by reference.

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

None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

FARMERS & MERCHANTS BANCORP
(Registrant)
/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Kent A. Steinwert	Director, Chairman, President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Bart R. Olson	Executive Vice President and Chief Financial Officer
Bart R. Olson	(Principal Financial and Accounting Officer)

/s/ Edward Corum, Jr.	Director
Edward Corum, Jr.

/s/ Stephenson K. Green	Director
Stephenson K. Green

/s/ Gary Long	Director
Gary Long

/s/ Kevin Sanguinetti	Director
Kevin Sanguinetti

/s/ Calvin Suess	Director
Calvin Suess

/s/ Craig James	Director
Craig James