Form 10-Q
period 2024-03-31
FARMERS & MERCHANTS BANCORP
filed 2024-05-09
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐  No ☒

As of April 30, 2024, the registrant had 742,095 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$65,796	$72,267
Interest bearing deposits with banks	672,601	338,375
Total cash and cash equivalents	738,397	410,642
Securities available-for-sale, amortized cost $259,318 and $199,374, respectively	239,856	182,512
Securities held-to-maturity, fair value $649,775 and $671,585 respectively	806,971	817,688
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,046,377	999,750
Non-marketable securities	15,549	15,549
Loans and leases held-for-investment, net of unearned income	3,696,295	3,654,689
Allowance for credit losses - loans and leases	(75,018)	(74,965)
Loans and leases held for investment, net	3,621,277	3,579,724
Bank-owned life insurance	75,525	74,931
Premises and equipment, net	51,618	51,907
Deferred income tax assets	34,818	39,979
Accrued interest receivable	23,740	28,520
Goodwill	11,183	11,183
Other intangibles	2,099	2,236
Other real estate owned	873	873
Other assets	93,117	93,634
Total Assets	$5,714,573	$5,308,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,410,487	$1,482,571
Interest bearing:
Demand	1,038,920	933,417
Savings and money market	1,632,720	1,607,479
Certificates of deposit	877,462	644,628
Total interest bearing	3,549,102	3,185,524
Total deposits	4,959,589	4,668,095
Federal Home Loan Bank advances	100,000	-
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	79,457	80,768
Total Liabilities	5,149,356	4,759,173

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 742,770 and 747,971 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	31,401	36,852
Retained earnings	548,123	525,360
Accumulated other comprehensive loss, net of taxes	(14,314)	(12,464)
TOTAL SHAREHOLDERS’ EQUITY	565,217	549,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,714,573	$5,308,928

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2024	2023
Interest income
Interest and fees on loans and leases	$55,408	$48,008
Interest and dividends on investment securities	6,703	5,663
Interest on deposits with others	4,530	5,961
Total interest income	66,641	59,632

Interest expense
Deposits	14,645	3,714
Borrowed funds	62	-
Subordinated debentures	221	196
Total interest expense	14,928	3,910
Net interest income	51,713	55,722
Provision for credit losses	-	1,500
Net interest income after provision for credit losses	51,713	54,222
Non-interest income
Card processing	1,629	1,591
Gain on BOLI death benefit	-	4,346
Net gain on deferred compensation benefits	1,158	896
Service charges on deposit accounts	748	634
Increase in cash surrender value of BOLI	595	444
Net loss on sale of securities available-for-sale	-	(5,686)
Other	945	1,235
Total non-interest income	5,075	3,460
Non-interest expense
Salaries and employee benefits	17,503	19,584
Data processing	1,455	1,260
Occupancy	1,232	1,180
Net gain on deferred compensation benefits	1,158	896
Deposit insurance	712	692
Professional services	541	682
Marketing	480	470
Other	2,440	3,419
Total non-interest expense	25,521	28,183
INCOME BEFORE INCOME TAXES	31,267	29,499
Income tax expense	8,544	5,952
NET INCOME	$22,723	$23,547

Earnings per common share:
Basic	$30.56	$30.80
Diluted	$30.56	$30.80

Weighted average number of common shares
Basic	743,515	764,603
Diluted	743,515	764,603

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$22,723	$23,547
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(2,600)	2,362
Reclassification adjustment for losses on available-for-sale securities	-	5,685
Amortization of unrealized loss on securities transferred to held-to-maturity	(27)	(30)
Net unrealized (losses)/gains on available-for-sale securities	(2,627)	8,017
Income tax benefit/(expense)	777	(2,379)
Other comprehensive (loss)/income, net of tax	(1,850)	5,638
Total comprehensive income	$20,873	$29,185

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2024 and 2023
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	23,547	-	23,547
Other comprehensive income, net of tax	-	-	-	-	5,638	5,638
Repurchase of common stock	(5,406)	-	(5,591)	-	-	(5,591)
Balance as of March 31, 2023	762,931	$8	$51,615	$473,479	$(16,200)	$508,902

Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755
Cumulative change from adoption of ASU 2023-02				40		40
Net income	-	-	-	22,723	-	22,723
Other comprehensive loss, net of tax	-	-	-	-	(1,850)	(1,850)
Repurchase of common stock	(5,201)	-	(5,451)	-	-	(5,451)
Balance as of March 31, 2024	742,770	$7	$31,401	$548,123	$(14,314)	$565,217

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$22,723	$23,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	1,500
Depreciation and amortization	698	596
Net amortization of securities premiums and discounts	(320)	33
Increase in cash surrender value of BOLI	(595)	(444)
Gain on BOLI death benefit	-	(4,346)
Decrease in deferred income taxes, net	3,296	3,933
Loss on sale of securities available-for-sale	-	5,686
Net changes in:
Other assets	8,502	6,307
Other liabilities	477	4,864
Net cash provided by operating activities	34,781	41,676
Cash flows from investing activities:
Net change in loans and leases held-for-investment	(41,541)	70,927
Purchase of available-for-sale securities	(63,764)	(3,585)
Purchase of held-to-maturity securities	(1,130)	(1,350)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	4,318	40,348
Proceeds from maturities, calls and pay downs of held-to-maturity securities	11,743	10,817
Purchase of premises and equipment	(410)	(1,543)
Purchase of other investments	(2,285)	(2,008)
Proceeds from bank-owned life insurance	-	11,752
Net cash (used in)/ provided by investing activities	(93,069)	125,358
Cash flows from financing activities:
Net increase/(decrease) in deposits	291,494	(220,107)
Federal Home Loan Bank advances	100,000	-
Net cash used in share repurchases of common stock	(5,451)	(5,591)
Net cash provided by (used in) financing activities	386,043	(225,698)
Net change in cash and cash equivalents	327,755	(58,664)
Cash and cash equivalents, beginning of period	410,642	588,257
Cash and cash equivalents, end of period	$738,397	$529,593

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,852	$3,389
Income taxes paid	$-	$1

Supplemental disclosures of non-cash transactions:
Net change in unrealized gain/(losses) on securities available-for-sale	$2,600	$(8,047)

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2024 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Bank’s financial statements. These policies relate to: (i) the methodology for the recognition of interest income; (ii) the determination of the provision and allowance for credit losses; (iii) the valuation of financial assets and liabilities recorded at fair value; (iv) the valuation of intangibles, such as goodwill and core deposit intangibles (“CDI”); (v) the valuation of other real estate owned (“OREO”); and (vi) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 14, 2024 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2023 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

Recently Adopted Accounting Standards — The Accounting Standards Codification™ (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Periodically, the FASB will issue Accounting Standard updates (“ASU”) to its ASC. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

On January 1, 2024, the company adopted the FASB issued guidance within ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The company adopted this standard on January 1, 2024, with no material impact on the Company’s Consolidated Financial Statements.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies—Continued
On January 1, 2024, the Company adopted the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Amendments in ASU 2023-02 apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit investments (“LIHTC”) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from FASB ASC 323-740, Investments – Equity Method and Joint Ventures: Income Taxes, has been applied. The amendments in ASU 2023-02 must be applied on either a modified retrospective or a retrospective basis (except as discussed in the ASU for LIHTC investments not accounted for using the proportional amortization method). The Company adopted this standard to use the proportional amortization method on January 1, 2024, with a $40,000 cumulative-effect adjustment to retained earnings under the modified retrospective method. Under the proportional amortization method the amortization of the LIHTC investments, income tax credits and other income tax benefits are now recognized in the income statement as a component of income tax expense (benefit) rather than other non-interest expense.

Accounting Standards Pending Adoption —The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Significant Accounting Policies—Continued
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. The Company will update its income tax disclosures upon adoption.

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of March 31, 2024
U.S. Government-sponsored securities	$3,057	$9	$18	$3,048
Mortgage-backed securities (1)	235,499	1,739	21,145	216,093
Collateralized mortgage obligations (1)	5,695	-	41	5,654
Corporate securities	14,757	34	40	14,751
Other	310	-	-	310
Total available-for-sale securities	$259,318	$1,782	$21,244	$239,856

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of December 31, 2023
U.S. Government-sponsored securities	$3,230	$12	$18	$3,224
Mortgage-backed securities (1)	180,543	3,022	19,727	163,838
Collateralized mortgage obligations (1)	548	-	13	535
Corporate securities	14,743	41	179	14,605
Other	310	-	-	310
Total available-for-sale securities	$199,374	$3,075	$19,937	$182,512

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Investment Securities—Continued

The book values, estimated fair values and unrealized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrealized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of March 31, 2024
Mortgage-backed securities (1)	$656,028	$3	$142,770	$513,261	$-
Collateralized mortgage obligations (1)	72,950	-	14,231	58,719	-
Municipal securities	77,993	89	287	77,795	450
Total held-to-maturity securities	$806,971	$92	$157,288	$649,775	$450

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

					Allowance
	Amortized	Gross Unrealized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of December 31, 2023
Mortgage-backed securities(1)	$664,728	$30	$132,043	$532,715	$-
Collateralized mortgage obligations(1)	74,170	-	14,017	60,153	-
Municipal securities	78,790	107	180	78,717	450
Total held-to-maturity securities	$817,688	$137	$146,240	$671,585	$450

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Investment Securities—Continued
The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

			March 31, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$24	$-	$1,148	$18	$1,172	$18
Mortgage-backed securities(1)	4,560	51	77,695	21,094	82,255	21,145
Collateralized mortgage obligations(1)	5,138	29	516	12	5,654	41
Corporate securities	-	-	9,989	40	9,989	40
Total available-for-sale securities	$9,722	$80	$89,348	$21,164	$99,070	$21,244

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

As of March 31, 2024 the Company held 182 available-for-sale securities of which 6 were in an unrealized loss position for less than twelve months and 138 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be impaired. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:
	March 31, 2024
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending balance	$450	$-	$-	$450

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Investment Securities—Continued
	December 31, 2023
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning Balance	$393	$-	$-	$393
Provision for credit losses	57	-	-	57
Ending Balance	$450	$-	$-	$450

The amortized cost and estimated fair values of investment securities at March 31, 2024 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$424	$423	$2,230	$2,230
After one year through five years	20,439	20,242	18,087	17,787
After five years through ten years	5,402	5,228	21,009	19,842
After ten years	233,053	213,963	765,645	609,916
Total	$259,318	$239,856	$806,971	$649,775

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

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
March 31, 2024
Municipal securities	$20,209	$397	$57,387	$77,993
Total	$20,209	$397	$57,387	$77,993

As of March 31, 2024, there were no past due principal or interest payments associated with these securities.

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2023
Municipal securities	$20,203	$395	$58,192	$78,790
Total	$20,203	$395	$58,192	$78,790

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2—Investment Securities—Continued
Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2024	$-	$-	$-
Three months ended March 31, 2023	$30,482	$-	$5,686

Pledged Securities

As of March 31, 2024, investment securities carried at $661.3 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. The amount of investments pledged was $794.1 million at December 31, 2023.
Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,352,014	$1,323,038
Agricultural	726,041	742,009
Residential and home equity	405,526	399,982
Construction	227,415	212,362
Total real estate	2,710,996	2,677,391
Commercial & industrial	497,028	499,373
Agricultural	317,955	313,737
Commercial leases	174,657	169,684
Consumer and other	5,801	5,212
Total gross loans and leases	3,706,437	3,665,397
Unearned income	(10,142)	(10,708)
Total net loans and leases	3,696,295	3,654,689
Allowance for credit losses	(75,018)	(74,965)
Total loans and leases held-for-investment, net	$3,621,277	$3,579,724

At March 31, 2024, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.6 billion, respectively. The borrowing capacity on these loans was $767.7 million from FHLB and $1.2 billion from the FRB at March 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	March 31, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,344,380	$-	$-	$-	$-	$1,344,380
Agricultural	715,367	7,124	3,550	-	10,674	726,041
Residential and home equity	404,832	694	-	-	694	405,526
Construction	227,415	-	-	-	-	227,415
Total real estate	2,691,994	7,818	3,550	-	11,368	2,703,362
Commercial & industrial	497,028	-	-	-	-	497,028
Agricultural	317,955	-	-	-	-	317,955
Commercial leases	172,149	-	-	-	-	172,149
Consumer and other	5,767	34	-	-	34	5,801
Total loans and leases, net	$3,684,893	$7,852	$3,550	$-	$11,402	$3,696,295

	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,314,928	$-	$-	$-	$-	$1,314,928
Agricultural	742,009	-	-	-	-	742,009
Residential and home equity	399,946	36	-	-	36	399,982
Construction	212,362	-	-	-	-	212,362
Total real estate	2,669,245	36	-	-	36	2,669,281
Commercial & industrial	499,341	32	-	-	32	499,373
Agricultural	313,737	-	-	-	-	313,737
Commercial leases	167,086	-	-	-	-	167,086
Consumer and other	5,209	3	-	-	3	5,212
Total loans and leases, net	$3,654,618	$71	$-	$-	$71	$3,654,689

There were no non-accrual loans at March 31, 2024 and December 31, 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the three months ended March 31, 2024 or 2023. When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. The Company’s modifications of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended and/or the modified interest rate and payment terms are not commensurate with the current market. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with consumer customers.

There were no loans that were modified within the last 12 months that had a payment default or were past due during the three months ended March 31, 2024.

The Company assigns a risk rating to all loans and leases and periodically performs detailed reviews of all such loans and leases over a certain threshold to identify credit risks and assess overall collectability. Risk ratings can be grouped into five major categories, defined as follows:

Pass and watch — A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management’s close attention. This category also includes “Watch” loans, which is a loan with an emerging weakness in either the individual credit or industry that requires additional attention. A credit may also be classified Watch if cash flows have not yet stabilized, such as in the case of a development project.

Special mention — A special mention loan or lease has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company’s credit position at some future date. Special mention loans and leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard — A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans or leases classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

Loss — Loans or leases classified as loss are considered uncollectible. Once a loan or lease becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Company will estimate its probable loss and immediately charge-off some or all of the balance.
The following table presents the credit risk rating categories for loans and leases held-for-investment (accruing and non-accruing) net of unearned income by loan portfolio segment and class as of the dates indicated.

	March 31, 2024
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,337,274	$7,106	$-	$-	$1,344,380	$22,414
Agricultural	698,309	27,186	546	-	726,041	11,377
Residential and home equity	404,754	126	646	-	405,526	7,721
Construction	227,415	-	-	-	227,415	4,616
Total real estate	2,667,752	34,418	1,192	-	2,703,362	46,128
Commercial & industrial	482,584	13,950	494	-	497,028	11,559
Agricultural	315,136	2,764	55	-	317,955	10,292
Commercial leases	166,044	6,105	-	-	172,149	6,923
Consumer and other	5,572	-	229	-	5,801	116
Total loans and leases, net	$3,637,088	$57,237	$1,970	$-	$3,696,295	$75,018

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held-for-investment, net
Real estate:
Commercial	$1,308,717	$6,211	$-	$-	$1,314,928	$26,093
Agricultural	729,135	12,329	545	-	742,009	7,744
Residential and home equity	399,217	-	765	-	399,982	7,770
Construction	212,362	-	-	-	212,362	4,432
Total real estate	2,649,431	18,540	1,310	-	2,669,281	46,039
Commercial & industrial	486,439	12,458	476	-	499,373	13,380
Agricultural	310,496	3,236	5	-	313,737	8,872
Commercial leases	167,080	6	-	-	167,086	6,537
Consumer and other	5,036	-	176	-	5,212	137
Total loans and leases, net	$3,618,482	$34,240	$1,967	$-	$3,654,689	$74,965

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held-for-investment net of unearned income by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as follows:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held-for-investment
Real estate:
Commercial
Pass	$30,385	$120,014	$166,306	$219,834	$141,997	$321,074	$337,664	$1,337,274
Special mention	-	-	3,664	-	-	1,939	1,503	7,106
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$30,385	$120,014	$169,970	$219,834	$141,997	$323,013	$339,167	$1,344,380
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$2,706	$36,961	$70,840	$40,049	$49,772	$166,855	$331,126	$698,309
Special mention	-	-	-	-	800	10,172	16,214	27,186
Substandard	-	-	-	-	-	546	-	546
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$2,706	$36,961	$70,840	$40,049	$50,572	$177,573	$347,340	$726,041
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$11,492	$40,743	$61,230	$87,405	$77,721	$80,780	$45,383	$404,754
Special mention	-	-	-	-	-	126	-	126
Substandard	-	-	-	-	-	646	-	646
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$11,492	$40,743	$61,230	$87,405	$77,721	$81,552	$45,383	$405,526
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$3,116	$-	$1,500	$-	$-	$1,575	$221,224	$227,415
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$3,116	$-	$1,500	$-	$-	$1,575	$221,224	$227,415
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$47,699	$197,718	$303,540	$347,288	$270,290	$583,713	$953,114	$2,703,362

Commercial & industrial
Pass	$5,994	$47,400	$24,885	$20,443	$5,991	$9,417	$368,454	$482,584
Special mention	-	2,281	25	4,167	395	-	7,082	13,950
Substandard	-	-	-	41	-	453	-	494
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$5,994	$49,681	$24,910	$24,651	$6,386	$9,870	$375,536	$497,028
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$1,066	$3,937	$4,138	$2,140	$652	$2,724	$300,479	$315,136
Special mention	-	-	50	-	-	-	2,714	2,764
Substandard	-	-	-	-	-	4	51	55
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$1,066	$3,937	$4,188	$2,140	$652	$2,728	$303,244	$317,955
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Commercial leases
Pass	$9,285	$79,904	$25,545	$10,188	$8,987	$32,135	$-	$166,044
Special mention	594	-	5,511	-	-	-	-	6,105
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial leases	$9,879	$79,904	$31,056	$10,188	$8,987	$32,135	$-	$172,149
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$443	$1,628	$824	$236	$34	$1,746	$661	$5,572
Special mention	-	-	-	-	-	-	-	-
Substandard	206	-	-	-	-	23	-	229
Doubtful	-	-	-	-	-	-	-	-
Total Consumer and other	$649	$1,628	$824	$236	$34	$1,769	$661	$5,801
Consumer and other
Current-period gross charge-offs	$10	$-	$-	$-	$-	$-	$-	$10
Total net loans and leases
Pass	$64,487	$330,587	$355,268	$380,295	$285,154	$616,306	$1,604,991	$3,637,088
Special mention	594	2,281	9,250	4,167	1,195	12,237	27,513	57,237
Substandard	206	-	-	41	-	1,672	51	1,970
Doubtful	-	-	-	-	-	-	-	-
Total net loans and leases	$65,287	$332,868	$364,518	$384,503	$286,349	$630,215	$1,632,555	$3,696,295
Total current-period gross charge-offs	$10	$-	$-	$-	$-	$-	$-	$10

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$121,418	$169,171	$221,708	$143,502	$67,505	$261,344	$324,069	$1,308,717
Special mention	-	2,395	-	-	-	2,216	1,600	6,211
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial	$121,418	$171,566	$221,708	$143,502	$67,505	$263,560	$325,669	$1,314,928
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$37,849	$71,367	$40,848	$50,445	$12,008	$165,267	$351,351	$729,135
Special mention	-	-	-	594	2,020	9,715	-	12,329
Substandard	-	-	-	-	-	545	-	545
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$37,849	$71,367	$40,848	$51,039	$14,028	$175,527	$351,351	$742,009
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$41,173	$62,505	$88,559	$78,810	$13,299	$70,339	$44,532	$399,217
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	765	-	765
Doubtful	-	-	-	-	-	-	-	-
Total Residential and home equity	$41,173	$62,505	$88,559	$78,810	$13,299	$71,104	$44,532	$399,982
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Construction
Pass	$-	$2,500	$-	$-	$1,575	$-	$208,287	$212,362
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$-	$2,500	$-	$-	$1,575	$-	$208,287	$212,362
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$200,440	$307,938	$351,115	$273,351	$96,407	$510,191	$929,839	$2,669,281

Commercial & industrial
Pass	$49,162	$25,795	$21,695	$7,193	$4,123	$6,674	$371,797	$486,439
Special mention	2,500	27	4,903	466	-	-	4,562	12,458
Substandard	-	-	-	-	-	476	-	476
Doubtful	-	-	-	-	-	-	-	-
Total Commercial & industrial	$51,662	$25,822	$26,598	$7,659	$4,123	$7,150	$376,359	$499,373
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$3,013	$4,585	$2,296	$688	$1,026	$2,116	$296,772	$310,496
Special mention	-	52	75	-	-	-	3,109	3,236
Substandard	-	-	-	-	5	-	-	5
Doubtful	-	-	-	-	-	-	-	-
Total Agricultural	$3,013	$4,637	$2,371	$688	$1,031	$2,116	$299,881	$313,737
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued
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

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the three months ended March 31, 2024 and year ended December 31, 2023. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collectibility or have other unfavorable features. A summary of the changes in those loans is as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

Balance at beginning of the period	$17,035	$17,521
New loans or advances during year	250	1,706
Repayments	(89)	(2,192)
Balance at end of period	$17,196	$17,035

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the ACL. During the three months ended March 31, 2024, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$-	$-	$-
Agricultural	550	-	550
Residential and home equity	642	-	642
Construction	-	-	-
Total real estate	1,192	-	1,192
Commercial & industrial	-	450	450
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	-	-
Total gross loans and leases	$1,192	$450	$1,642

	December 31, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,517	$-	$1,517
Agricultural	6,118	-	6,118
Residential and home equity	1,607	-	1,607
Construction	-	-	-
Total real estate	9,242	-	9,242
Commercial & industrial	-	473	473
Agricultural	-	5	5
Commercial leases	-	-	-
Consumer and other	-	164	164
Total gross loans and leases	$9,242	$642	$9,884

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3—Loans and Leases—Continued
Changes in the allowance for credit losses are as follows:

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of period	$33,837	$4,432	$7,770	$22,252	$6,537	$137	$74,965
Provision for/(recapture of) for credit losses	(46)	184	(57)	(419)	386	(48)	-
Charge-offs	-	-	-	-	-	(10)	(10)
Recoveries	-	-	8	18	-	37	63
Net (charge-offs) / recoveries	-	-	8	18	-	27	53
Balance at end of period	$33,791	$4,616	$7,721	$21,851	$6,923	$116	$75,018

	Year Ended December 31, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
Allowance for credit losses:
Balance at beginning of year	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision for/(recapture of) credit losses	1,116	1,406	211	423	4,613	(19)	7,750
Charge-offs	-	-	(14)	-	-	(46)	(60)
Recoveries	170	-	65	124	-	31	390
Net (charge-offs) / recoveries	170	-	51	124	-	(15)	330
Balance at end of year	$33,837	$4,432	$7,770	$22,252	$6,537	$137	$74,965
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$399,576	$325,798
Certificates of deposit greater than $250,000	477,886	318,830
Total certificates of deposit	$877,462	$644,628

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2024	$730,301
2025	139,979
2026	5,109
2027	1,066
2028	954
Thereafter	53
Total certificates of deposit	$877,462

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Short-term borrowings

As of March 31, 2024 and December 31, 2023, committed lines of credit arrangements totaling $1.9 billion and $2.2 billion, respectively, were available to the Company from unaffiliated banks, respectively. The average Federal Funds interest rate as of March 31, 2024 was 5.50%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $769.4 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.63% as of March 31, 2024. At March 31, 2024 there were $100.0 million in advances from the FHLB at a rate of 5.64% with a maturity date of April 26, 2024 and $100.0 million in the form of a letter of credit to collateralize the State of California certificate of deposit. There were no outstanding advances on the above borrowing facilities as December 31, 2023.

The Company has $1.6 billion in pledged loans with the FRB. As of March 31, 2024, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.2 billion. The borrowing rate was 5.50% as of March 31, 2024. There were no outstanding advances on the above borrowing facilities at March 31, 2024 and December 31, 2023.

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

The Company expensed $2.2 million to the ERP during the three months ended March 31, 2024 and $2.3 million during the three months ended March 31, 2023. The Company’s carrying value of the liability under the ERP was $57.7 million as of March 31, 2024 and $57.5 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of March 31, 2024 and December 31, 2023 totaled 49,044 and 49,276 with an historical cost basis of $31.7 million and $31.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6—Employee Benefit Plans—Continued
Net gains on ERP plan investments were $1.0 million and $0.7 million at March 31, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company expensed $1.1 million to the SMRP during the three months ended March 31, 2024 and $1.2 million for three months ended March 31, 2023. The Company’s carrying value of the liability under the SMRP was $17.8 million as of March 31, 2024 and $16.9 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of March 31, 2024 and December 31, 2023 totaled 18,734 and 17,806 shares with an historical cost basis of $13.8 million and $12.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.2 million and $0.2 million at March 31, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

Note 7—Fair Value

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Fair Value—Continued
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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Fair Value—Continued
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

March 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,048	$-	$3,048	$-	$3,048
Mortgage-backed securities	216,093	-	216,093	-	216,093
Collateralized mortgage obligations	5,654	-	5,654	-	5,654
Corporate securities	14,751	-	14,751	-	14,751
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$1,642	$-	$-	$1,642	$1,642
Other real estate owned	873	-	-	873	873

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,224	$-	$3,224	$-	$3,224
Mortgage-backed securities	163,838	-	163,838	-	163,838
Collateralized mortgage obligations	535	-	535	-	535
Corporate securities	14,605	-	14,605	-	14,605
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$9,884	$-	$-	$9,884	$9,884
Other real estate owned	873	-	-	873	873

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7—Fair Value—Continued

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

March 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$738,397	$738,397	$-	$-	$738,397
Held-to-maturity securities	806,521	-	607,853	57,387	665,240
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,621,277	-	-	3,402,777	3,402,777

Financial Liabilities:
Total deposits	$4,959,589	$-	$4,082,127	$871,395	$4,953,522
Federal Home Loan Bank advances	100,000	-	-	100,003	100,003
Subordinated debentures	10,310	-	12,418	-	12,418

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$410,642	$410,642	$-	$-	$410,642
Held-to-maturity securities	817,238	-	629,051	58,192	687,243
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,579,724	-	-	3,369,255	3,369,255

Financial Liabilities:
Total deposits	$4,668,095	$-	$4,023,467	$639,315	$4,662,782
Subordinated debentures	10,310	-	12,763	-	12,763

Non-marketable securities include FHLB stock, Pacific Coast Bankers’ Bank (“PCBB”) stock and The Independent BankersBank (“TIB”) stock which are recorded at cost.  Ownership of these stocks is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer.  The fair value of these investments is equal to the carrying amount.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

(Dollars in thousands)	March 31, 2024	December 31, 2023

Commitments to extend credit, including unsecured commitments of $20,085 and $19,858 as of March 31, 2024 and December 31, 2023, respectively	$1,074,963	$1,150,142
Stand-by letters of credit, including unsecured commitments of $5,485 and $7,010 as of March 31, 2024 and December 31, 2023, respectively	14,889	16,858

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $3.7 million at March 31, 2024 and December 31, 2023.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in August 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At March 31, 2024 and December 31, 2023, the balance of the investments in LIHTC was $35.8 million and $36.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $13.7 million and $15.5 million at March 31, 2024 and December 31, 2023, respectively. These balances are reflected in the other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2039. Additionally, during the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recognized tax credits from its investments in LIHTC of $1.1 million and $3.6 million, respectively.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), could cause actual results to differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

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
◾
other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s outstanding common stock as of March 31, 2024, consisted of 742,770 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of March 31, 2024. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Tangible Common Equity Ratio and Tangible Book Value Per Common Share	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands, except per share data)
Shareholders' equity	$565,217	$549,755	$508,902
Less: Intangible assets	13,282	13,419	13,849
Tangible common equity	$551,935	$536,336	$495,053

Total Assets	$5,714,573	$5,308,928	$5,133,771
Less: Intangible assets	13,282	13,419	13,849
Tangible assets	$5,701,291	$5,295,509	$5,119,922

Tangible common equity ratio(1)	9.68%	10.13%	9.67%
Book value per common share(2)	$760.96	$735.00	$667.04
Tangible book value per common share(3)	$743.08	$717.05	$648.88
Common shares outstanding	742,770	747,971	762,931

(1)   Tangible common equity divided by tangible assets
(2)   Total common equity divided by common shares outstanding.
(3)   Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s and its subsidiaries’ performance during each of the three month periods ended March 31, 2024 and 2023, and at December 31, 2023 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2023, and 2022 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

Earnings Performance
The following table presents performance metrics for the periods indicated:

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023	March 31, 2023
Earnings Summary:
Interest income	$66,641	$67,392	$59,632
Interest expense	14,928	13,592	3,910
Net interest income	51,713	53,800	55,722
Provision for credit losses	-	2,350	1,500
Non-interest income	5,075	2,401	3,460
Non-interest expense	25,521	24,866	28,183
Income before taxes	31,267	28,985	29,499
Income tax expense	8,544	7,560	5,952
Net Income	$22,723	$21,425	$23,547

Per Common Share Data:
Diluted earnings per common share	$30.56	$28.55	$30.80
Book value per common share	$760.96	$735.00	$667.04
Tangible book value per common share(1)	$743.08	$717.05	$648.88

Performance Ratios:
Return on average assets	1.71%	1.63%	1.80%
Return on average equity	16.33%	16.54%	18.93%
Net interest margin (tax equivalent)	4.14%	4.24%	4.55%
Yield on average loans and leases (tax equivalent)	6.09%	6.10%	5.69%
Cost of average total deposits	1.27%	1.14%	0.32%
Efficiency ratio	44.94%	44.24%	47.62%
Loan-to-deposit ratio	74.73%	78.52%	75.73%
Percentage of checking deposits to total deposits	49.39%	51.76%	55.89%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	12.73%	12.30%	12.19%
Tier 1 capital to risk-weighted assets	12.95%	12.53%	12.43%
Risk-based capital to risk-weighted assets	14.21%	13.78%	13.68%
Tier 1 leverage capital ratio	10.83%	10.38%	9.94%
Tangible common equity ratio(1)	9.68%	10.13%	9.67%

(1)  See "Non-GAAP Measurements"

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$332,575	$4,530	5.48%	$521,147	$5,961	4.64%
Investment Securities:(1)
Taxable securities	969,234	5,708	2.37%	967,699	4,805	2.01%
Non-taxable securities(2)	63,079	762	4.83%	57,513	704	4.90%
Total investment securities	1,032,313	6,470	2.52%	1,025,212	5,509	2.18%
Loans:(3)
Real estate:
Commercial	1,322,337	17,622	5.36%	1,280,959	16,649	5.27%
Agricultural	725,078	10,322	5.73%	715,756	9,614	5.45%
Residential and home equity	401,578	4,792	4.80%	387,369	4,095	4.29%
Construction	225,430	3,898	6.95%	169,913	2,937	7.01%
Total real estate	2,674,423	36,634	5.51%	2,553,997	33,295	5.29%
Commercial & industrial	499,071	9,261	7.46%	465,383	7,624	6.64%
Agricultural	313,653	6,479	8.31%	280,467	5,204	7.52%
Commercial leases	168,526	2,946	7.03%	116,948	1,805	6.26%
Consumer and other	5,619	88	6.30%	5,580	80	5.81%
Total loans and leases	3,661,292	55,408	6.09%	3,422,375	48,008	5.69%
Non-marketable securities	15,549	388	10.04%	15,549	301	7.85%
Total interest earning assets	5,041,729	66,796	5.33%	4,984,283	59,779	4.86%
Allowance for credit losses	(75,448)			(67,691)
Non-interest earning assets	339,939			311,140
Total average assets	$5,306,220			$5,227,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$914,618	888	0.39%	$1,068,504	444	0.17%
Savings and money market accounts	1,618,678	7,186	1.79%	1,561,684	2,503	0.65%
Certificates of deposit greater than $250,000	378,714	3,094	3.29%	147,704	487	1.34%
Certificates of deposit less than $250,000	338,031	3,477	4.14%	206,214	280	0.55%
Total interest bearing deposits	3,250,041	14,645	1.81%	2,984,106	3,714	0.50%
Short-term borrowings	5,497	62	4.54%	3	-	0.00%
Subordinated debentures	10,310	221	8.62%	10,310	196	7.71%
Total interest bearing liabilities	3,265,848	14,928	1.84%	2,994,419	3,910	0.53%
Non-interest bearing deposits	1,403,384			1,663,152
Total funding	4,669,232	14,928	1.29%	4,657,571	3,910	0.34%
Other non-interest bearing liabilities	80,276			72,710
Shareholders' equity	556,712			497,451
Total average liabilities and shareholders' equity	$5,306,220			$5,227,732

Net interest income and margin(4)		$51,868	4.14%		$55,869	4.55%
Interest rate spread			3.49%			4.33%
Tax equivalent adjustment		(155)			(147)
Net interest income		$51,713	4.13%		$55,722	4.53%

(1)Excludes average unrealized losses of $18.5 million and $28.2 million for the three months ended March 31, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2) Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $1.4 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.48% and 4.64% for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily the result of the Federal Reserve increasing rates by 75 basis points from March 2023 to July 2023. Average interest-bearing deposits with banks was $333 million and $521 million for the three months ended March 31, 2024 and 2023, respectively. Interest income on interest-bearing deposits with banks was $4.5 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

Average total investment securities were $1.0 billion for the three months ended March 31, 2024 and 2023, respectively. The average yield on total investment securities was 2.52% and 2.18% for the three months ended March 31, 2024 and 2023, respectively. The increase in the yield reflects the increase in yields on purchases over the last year.

Average loans and leases held for investment were $3.7 billion and $3.4 billion for the three months ended March 31, 2024 and 2023, respectively. The average yield on the loan and lease portfolio was 6.09% and 5.69% for the three months ended March 31, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.3 billion and $3.0 billion for the three months ended March 31, 2024 and 2023, respectively. The average rate paid on interest-bearing deposits was 1.81% and 0.50% for the three months ended March 31, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $14.6 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively, with the increases driven by increases in short-term market interest rates from March 2023 to July 2023 and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.29% and 0.34% for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31, 2024 compared with 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(6,787)	$5,356	$(1,431)
Investment securities:
Taxable securities	8	895	903
Non-taxable securities	118	(60)	58
Total investment securities	126	835	961
Loans:
Real estate:
Commercial	640	333	973
Agricultural	144	564	708
Residential and home equity	164	534	698
Construction	1,123	(162)	961
Total real estate	2,071	1,269	3,340
Commercial & industrial	605	1,032	1,637
Agricultural	678	597	1,275
Commercial leases	892	249	1,141
Consumer and other	1	7	8
Total loans and leases	4,247	3,154	7,401
Non-marketable securities	-	87	87
Total interest income	(2,414)	9,432	7,018

Interest expense:
Interest bearing deposits:
Demand	(424)	868	444
Savings and money market accounts	96	4,587	4,683
Certificates of deposit greater than $250,000	1,350	1,257	2,607
Certificates of deposit less than $250,000	286	2,911	3,197
Total interest bearing deposits	1,308	9,623	10,931

Short-term borrowings	-	62	62
Subordinated debentures	-	25	25
Total interest expense	1,308	9,710	11,018
Net interest income	$(3,722)	$(278)	$(4,000)

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		$ Better / (Worse)	$ Better / (Worse)

(Dollars in thousands)	2024	2023
Selected Income Statement Information:
Interest income	$66,641	$59,632	$7,009	11.75%
Interest expense	14,928	3,910	(11,018)	(281.79%)
Net interest income	51,713	55,722	(4,009)	(7.19%)
Provision for credit losses	-	1,500	1,500	N/A
Net interest income after provision for credit losses	51,713	54,222	(2,509)	(4.63%)
Non-interest income	5,075	3,460	1,615	46.68%
Non-interest expense	25,521	28,183	2,662	9.45%
Income before income tax expense	31,267	29,499	1,768	5.99%
Income tax expense	8,544	5,952	(2,592)	(43.55%)
Net income	$22,723	$23,547	$(824)	(3.50%)

For the three months ended March 31, 2024 and 2023, net income was $22.7 million compared with $23.5 million, respectively. The decrease in net income was primarily the result of lower net interest income of $4.0 million and a higher income tax expense of $2.6 million. The first quarter of 2023 benefited from cash proceeds from a non-taxable death benefited on bank-owned life insurance (“BOLI”) of $4.3 million which was partially offset by a $5.7 million loss on the sale of securities based on the decision to reposition the securities portfolio given the interest rate environment. This decrease was offset by an increase in non-interest income of $1.6 million, no provision for credits losses compared to $1.5 million in 2023 and a decrease in non-interest expense of $2.7 million.

Net Interest Income and Net Interest Margin
For the three months ended March 31, 2024 and 2023, net interest income was $51.7 million compared with $55.7 million, respectively. The decrease is primarily the result of the net interest margin (tax equivalent basis) decreasing 41 basis points to 4.14% compared with 4.55% for the same period a year earlier. The decrease in the net interest margin was primarily the result of the increase in deposit costs due the interest rate environment as the federal funds rate increased 75 basis points from March through July of 2023 and customer expectations for higher rates on deposit products. The loan yield increased 40 basis points from 5.69% to 6.09% compared to the first quarter of 2023. The deposit yield increased 131 basis points from 0.50% to 1.81% and outpaced the increase in loan yield over the same period a year earlier.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses, over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

The Company had no provision for credit losses during the first three months of 2024 compared to a $1.5 million provision for credit losses the same period a year earlier. For the three month ended March 31, 2024 net recoveries were $53,000 compared to net recoveries of $188,000 for the same period a year earlier.

Non-interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest Income:
Card processing	1,629	1,591	$38	2.39%
Gain on BOLI death benefit	-	4,346	(4,346)	-
Net gain on deferred compensation benefits	1,158	896	262	29.24%
Service charges on deposit accounts	748	634	114	17.98%
Increase in cash surrender value of BOLI	595	444	151	34.01%
Net loss on sale of securities available-for-sale	-	(5,686)	5,686	-
Other	945	1,235	(290)	(23.48%)
Total non-interest income	$5,075	$3,460	$1,615	46.68%

Non-interest income increased $1.6 million, or 46.7%, to $5.1 million for the three months ended March 31, 2024 compared with $3.5 million for the same period a year earlier. The year-over-year increase in non-interest income was primarily due to no loss on sale of investment securities during 2024 compared to a $5.7 million loss on sale of investment securities during the first quarter of 2023 and no gain on BOLI death benefits in the first quarter of 2024 compared to $4.3 million gain in the first quarter of 2023. Excluding these items, non-interest income in the first quarter of 2023 would have been $4.8 million with a net increase in the first quarter of 2024 of $0.3 million.

The Company recorded net gains on deferred compensation plan investments of $1.2 million for the three months ended March 31, 2024 compared with net gains of $0.9 million for the same period a year earlier. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest Expense:
Salaries and employee benefits	17,503	19,584	$2,081	10.63%
Data processing	1,455	1,260	(195)	(15.48%)
Occupancy	1,232	1,180	(52)	(4.41%)
Net gain on deferred compensation benefits	1,158	896	262	29.24%
Deposit insurance	712	692	(20)	(2.89%)
Professional services	541	682	141	20.67%
Marketing	480	470	(10)	(2.13%)
Other	2,440	3,419	979	28.63%
Total non-interest expense	$25,521	$28,183	$2,662	9.45%

Non-interest expense decreased $2.7 million, or 9.45%, to $25.5 million for the three months ended March 31, 2024 compared with $28.2 million for the same period a year ago. This year-over-year decrease was primarily comprised of a $2.1 million decrease in salaries and employee benefits and a $1.0 million decrease in other miscellaneous expenses. The decrease in salaries and employee benefits was due primarily to reduced discretionary compensation. The decrease in miscellaneous expenses was due primarily to the adoption of ASU 2023-02 which shifts the benefits of low-income housing tax credits to the income tax line under the proportional amortization method. For the first quarter of 2024 this amounted to $1.0 million. These decreases were partially offset by a $0.3 million increase in net gains on deferred compensation plan investments and a $0.2 million increase in data processing expenses.

Net gains on deferred compensation plan obligations were $1.2 million for the three months ended March 31, 2024 compared with net gains of $0.9 million for the same respective period. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense
For the three months ended March 31, 2024, income tax expense was $8.5 million compared to $6.0 million for the same period a year earlier. For the three months ended March 31, 2024, the effective tax rate was 27.33% compared to 20.18% for the same period a year earlier. The Company’s effective tax rate for the three months ended March 31, 2023 was lower than its historical effective tax rate primarily due to a non-taxable BOLI death benefit of $4.3 million recognized during the three months ended March 31, 2023. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning sources. The effective rates were lower than the combined Federal and State statutory rate of 30% credits associated with low income housing tax credit investments (LIHTC); and tax-exempt interest income on municipal securities and loans.

Balance Sheet Analysis

Total assets were $5.7 billion at March 31, 2024 compared with $5.3 billion at December 31, 2023, an increase of $405.6 million or 7.64%. Loans held for investment were $3.7 billion at March 31, 2024, an increase of $41.6 million, or 1.14% compared with $3.7 billion at December 31, 2023. Total deposits were $5.0 billion at March 31, 2024 compared with $4.7 billion at December 31, 2023, an increase of $291.5 million or 6.24%. Our loan to deposit ratio was 74.73% and 78.52% as of March 31, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $672.6 million at March 31, 2024 and $338.4 million at December 31, 2023. The increase was primarily due to steps taken to manage on-balance sheet liquidity which included $200.0 million in brokered deposits and $100.0 million in FHLB advances. The Company’s total cash and cash equivalents as of March 31, 2024 represented 12.9% of the Company’s total assets as compared to 7.7% as of December 31, 2023.

Investment Securities

The Company’s net investment portfolio increased by $46.6 million or 4.66% to $1.0 billion at March 31, 2024 compared to December 31, 2023. During the first quarter of 2024 the Company purchased $64.9 million of investment securities. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of March 31, 2024 represents 18.32% of the Company’s total assets as compared to 18.84% at December 31, 2023.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Available-for-Sale Securities
U.S. Government-sponsored securities	$3,048	$3,224
Mortgage-backed securities(1)	216,093	163,838
Collateralized mortgage obligations(1)	5,654	535
Corporate securities	14,751	14,605
Other	310	310
Total available-for-sale securities	$239,856	$182,512

  (1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Held-to-Maturity Securities
Mortgage-backed securities(1)	$656,028	$664,728
Collateralized mortgage obligations(1)	72,950	74,170
Municipal securities	77,993	78,790
Total held-to-maturity securities	$806,971	$817,688

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of March 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	6.87%	$88	6.40%	$242	6.63%	$2,717	6.43%	$3,048	6.44%
Mortgage-backed securities(1)	112	1.90%	5,404	2.56%	4,986	3.76%	205,592	4.09%	216,093	4.04%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,654	6.27%	5,654	6.27%
Corporate securities	-	0.00%	14,750	5.80%	-	0.00%	-	0.00%	14,751	5.80%
Other	310	8.44%	-	0.00%	-	0.00%	-	0.00%	310	8.44%
Total securities available-for-sale	$423	6.70%	$20,242	4.94%	$5,228	3.89%	$213,963	4.18%	$239,856	4.24%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of March 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$1,887	0.87%	$11,758	1.44%	$642,382	1.89%	$656,028	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	72,950	1.75%	72,950	1.75%
Municipal securities	2,230	6.41%	16,200	3.60%	9,251	3.04%	50,313	4.00%	77,993	3.87%
Total securities held-to-maturity	$2,230	6.41%	$18,087	3.32%	$21,009	2.14%	$765,645	2.02%	$806,971	2.06%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	5.91%	$99	6.47%	$269	6.65%	$2,855	6.44%	$3,224	6.46%
Mortgage-backed securities(1)	169	1.79%	6,138	2.57%	4,916	3.78%	152,615	3.52%	163,838	3.44%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	535	2.27%	535	2.27%
Corporate securities	-	0.00%	14,605	5.71%	-	0.00%	-	0.00%	14,605	5.71%
Other	310	8.20%	-	0.00%	-	0.00%	-	0.00%	310	8.20%
Total securities available-for-sale	$480	5.94%	$20,842	4.79%	$5,185	3.93%	$156,005	3.57%	$182,512	3.68%

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

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. For detailed descriptions of the various loan types offered by the Company see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.

The Company's loan and lease portfolio at March 31, 2024 totaled $3.7 billion, an increase of $41.6 million or 1.14% over December 31, 2023.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,352,014	36.48%	$1,323,038	36.10%
Agricultural	726,041	19.59%	742,009	20.24%
Residential and home equity	405,526	10.94%	399,982	10.91%
Construction	227,415	6.13%	212,362	5.80%
Total real estate	2,710,996	73.14%	2,677,391	73.05%
Commercial & industrial	497,028	13.41%	499,373	13.62%
Agricultural	317,955	8.58%	313,737	8.56%
Commercial leases	174,657	4.71%	169,684	4.63%
Consumer and other	5,801	0.16%	5,212	0.14%
Total gross loans and leases	$3,706,437	100.00%	$3,665,397	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of March 31, 2024.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$85,828	$388,701	$842,417	$35,068	$1,352,014
Agricultural	51,740	174,911	438,218	61,172	726,041
Residential and home equity	111	4,315	111,926	289,174	405,526
Construction	183,815	42,741	859	-	227,415
Total real estate	321,494	610,668	1,393,420	385,414	2,710,996
Commercial & industrial	216,756	179,670	98,271	2,331	497,028
Agricultural	194,378	102,542	21,035	0	317,955
Commercial leases	4,939	50,174	119,544	-	174,657
Consumer and other	731	3,677	922	471.00	5,801
Total gross loans and leases	$738,298	$946,731	$1,633,192	$388,216	$3,706,437
Rate structure for loans and leases
Fixed rate	$200,541	$589,620	$1,138,467	$223,302	$2,151,930
Adjustable rate	537,757	357,111	494,725	164,914	1,554,507
Total gross loans and leases	$738,298	$946,731	$1,633,192	$388,216	$3,706,437

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

(Dollars in thousands)	March 31, 2024	December 31, 2023
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	-	-
Accruing loans and leases
Real estate:
Commercial	$-	$-
Agricultural	3,550	-
Residential and home equity	-	-
Construction	-	-
Total real estate	3,550	-
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	3,550	-
Total non-performing loans and leases	$3,550	$-
Other real estate owned ("OREO")	$873	$873
Total non-performing assets	$4,423	$873

Selected ratios:
Non-performing loans to total loans and leases	0.10%	0.00%
Non-performing assets to total assets	0.08%	0.02%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. Non-accrual loans and leases were zero at March 31, 2024 and December 31, 2023. The Company had one non-performing loan which was 90+ days past due and still accruing interest at March 31, 2024 as steps were already in process of bringing the loan current. Those steps were completed in early April 2024 and the loan returned to current and performing status.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at March 31, 2024, and at December 31, 2023.

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

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to impaired loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not collateral dependent. The Company uses the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL, as this method is deemed the most appropriate given the Company’s current size and complexity. See “Critical Accounting Policies and Estimates - Allowance for Credit Losses – Loans and Leases.”

The following table sets forth the activity in our ACL for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Balance at beginning of year	$74,965	$66,885
Provision for credit losses	-	1,500
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	(14)
Construction	-	-
Total real estate	-	(14)
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(10)	(10)
Total charge-offs	(10)	(24)
Recoveries:
Real estate:
Commercial	-	170
Agricultural	-	-
Residential and home equity	8	10
Construction	-	-
Total real estate	8	180
Commercial & industrial	18	19
Agricultural	-	1
Commercial leases	-	-
Consumer and other	37	12
Total recoveries	63	212
Net recoveries / (charge-offs)	53	188
Balance at end of year	$75,018	$68,573

Selected financial information:
Net loans and leases held-for-investment	$3,696,295	$3,427,133
Average loans and leases	3,661,292	3,422,375
Non-performing loans and leases	3,550	387
Allowance for credit losses to non-performing loans and leases	2113.18%	17719.12%
Net (recoveries)/charge-offs to average loans and leases	(0.00%)	(0.01%)
Provision for credit losses to average loans and leases	0.00%	0.04%
Allowance for credit losses to gross loans and leases held-for-investment	2.02%	1.99%

The increase in ACL during the first quarter of 2024 was related to net recoveries.

(Dollars in thousands)	March 31, 2024	December 31, 2023

ACL - Loans and leases	$75,018	$74,965
ACL - Unfunded commitments	3,690	3,690
Total ACL	78,708	78,655

The following table indicates management’s allocation of the ACL for loan and leases by loan type as of each of the following dates:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$22,414	36.48%	1.66%	$26,093	36.10%	1.97%
Agricultural	11,377	19.59%	1.57%	7,744	20.24%	1.04%
Residential and home equity	7,721	10.94%	1.90%	7,770	10.91%	1.94%
Construction	4,616	6.13%	2.03%	4,432	5.80%	2.09%
Total real estate	46,128	73.14%	1.70%	46,039	73.05%	1.72%
Commercial & industrial	11,559	13.41%	2.33%	13,380	13.62%	2.68%
Agricultural	10,292	8.58%	3.24%	8,872	8.56%	2.83%
Commercial leases	6,923	4.71%	3.96%	6,537	4.63%	3.85%
Consumer and other	116	0.16%	2.00%	137	0.14%	2.63%
Total allowance for credit losses	$75,018	100.00%	2.02%	$74,965	100.00%	2.05%

Deposits

Total deposits were $5.0 billion and $4.7 billion as of March 31, 2024 and December 31, 2023, respectively an increase of $291.5 million or 6.24%. The increase in deposits was primarily due to $100.0 million in a State of California certificate of deposit and $200.0 million in brokered deposits. Deposits, net of this $300.0 million, had a slight decrease of $8.5 million. The slight decrease in deposits was primarily attributable to the shift in customer behavior over the last year as customers seek higher yielding deposit products or other investment alternatives such as U.S. Treasuries or money market funds given the interest rate environment.

Non-interest bearing demand deposits were $1.4 billion as of March 31, 2024 and $1.5 billion at December 31, 2023. Non-interest bearing deposits were 28.44% of total deposits, as of March 31, 2024 and 31.76% as of December 31, 2023. Interest bearing deposits were $3.5 million and $3.2 million at March 31, 2024 and December 31, 2023, respectively. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. The decrease in non-interest bearing deposits and the increase in interest-bearing deposits primarily reflects changes in customer behavior as customers shifted from non-interest bearing accounts to higher interest earning accounts given the interest rate environment. Checking account deposits were 49.39% of total deposits as of March 31, 2024 compared to 51.76% of total deposits as of December 31, 2023.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$914,618	$888	0.39%	$1,068,504	$444	0.17%
Savings and money market	1,618,678	7,186	1.79%	1,561,684	2,503	0.65%
Certificates of deposit greater than $250,000	378,714	3,094	3.29%	147,704	487	1.34%
Certificates of deposit less than $250,000	338,031	3,477	4.14%	206,214	280	0.55%
Total interest bearing deposits	3,250,041	14,645	1.81%	2,984,106	3,714	0.50%
Non-interest bearing deposits	1,403,384			1,663,152		0.00%
Total deposits	$4,653,425	$14,645	1.27%	$4,647,258	$3,714	0.32%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The increase in short-term interest rates during 2023 and customers seeking higher yielding deposit products placed pressure on deposit pricing.  The average cost of total deposits, including non-interest bearing deposits, increased to 1.27% for the three months ended March 31, 2024 compared with 0.32% for the same period a year ago and 1.14% as of December 31, 2023.

The following table shows deposits with a balance greater than $250,000 at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non-maturity deposits greater than $250,000	$2,401,894	$2,496,749
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	215,377	84,460
3 months to 6 months	109,740	111,866
6 months to 12 months	148,784	107,080
More than 12 months	3,985	15,423
Total certificates of deposit greater than $250,000	$477,886	$318,829
Total deposits greater than $250,000	$2,879,780	$2,815,578

Refer to the Year-To-Date Average Balances and Rate Schedules located in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. The Bank had $103.0 million and $3.0 million of these deposits at March 31, 2024 and December 31, 2023, respectively.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.4 billion and $2.2 billion at March 31, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. FHLB advances as of March 31, 2024 were $100.0 million compared to no advances at December 31, 2023. The average rate on FHLB advances during the first quarter of 2024 was 4.54% compared to zero during the first quarter of 2023. The $100.0 million in FHLB advances have a one-month term and may or may not be renewed. There were no Federal Funds purchased or advances from the FRB at March 31, 2024 or December 31, 2023.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance-sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 14, 2024. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities will continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is June 18, 2024) and the rate was 8.44% as of March 31, 2024 and 8.49% at December 31, 2023. The average rate paid for these securities was 8.62% for the first three months of 2024 and 7.71% for the first three months of 2023. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $565.2 million at March 31, 2024, and $549.8 million at December 31, 2023.

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

As of March 31, 2024, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of March 31, 2024 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of March 31, 2024 and December 31, 2023.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	March 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$565,238	12.73%	$199,884	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	575,238	12.95%	266,511	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	631,053	14.21%	355,349	8.00%	N/A	N/A
Tier 1 leverage capital ratio	575,238	10.83%	212,410	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$575,347	12.95%	$199,872	4.50%	$288,704	6.50%
Tier 1 capital to risk-weighted assets	575,347	12.95%	266,496	6.00%	355,328	8.00%
Risk-based capital to risk-weighted assets	631,159	14.21%	355,328	8.00%	444,159	10.00%
Tier 1 leverage capital ratio	575,347	10.84%	212,322	4.00%	265,403	5.00%

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$546,045	12.30%	$199,724	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	556,045	12.53%	266,298	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	611,815	13.78%	355,064	8.00%	N/A	N/A
Tier 1 leverage capital ratio	556,045	10.38%	214,267	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$557,500	12.56%	$199,722	4.50%	$288,487	6.50%
Tier 1 capital to risk-weighted assets	557,500	12.56%	266,295	6.00%	355,061	8.00%
Risk-based capital to risk-weighted assets	613,270	13.82%	355,061	8.00%	443,826	10.00%
Tier 1 leverage capital ratio	557,500	10.42%	214,078	4.00%	267,597	5.00%

On November 14, 2023, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $25.0 million of the Company’s common stock (“Repurchase Plan”), which represented approximately 4% of outstanding shareholders’ equity at the time of approval. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During the first three months of 2024 the Company repurchased 5,201 shares under the Repurchase Plan, for a total of $5.5 million. As of March 31, 2024, there remains $19.1 million authorized for repurchases under the Repurchase Plan.

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

The following table sets forth our off-balance-sheet lending commitments as of March 31, 2024:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,074,963	$508,786	$311,172	$75,258	$179,747
Standby letters of credit	14,889	12,629	1,760	500	-
Total off-balance sheet commitments	$1,089,852	$521,415	$312,932	$75,758	$179,747

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.7 million at March 31, 2024 and December 31, 2023.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in August 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $738.4 million or 12.92% of total assets as of March 31, 2024. The majority of cash is on deposit with the FRB and amounted to $672.6 million. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and our ability borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at March 31, 2024:

	March 31, 2024
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank	$1,239,186	$-	$1,239,186	$1,583,638
Federal Home Loan Bank	769,429	200,000	569,429	1,263,816
US Bank Fed Funds	50,000	-	50,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,126,615	$200,000	$1,926,615	$2,847,454

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2024 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of March 31, 2024, we had internal sources of liquidity comprised of $738.4 million in cash and $287.4 million unencumbered investment securities, which represented in the aggregate 17.95% of total assets. We also had $1.9 billion in external sources of liquidity as outlined in the table above bringing our total available liquidity to $2.9 billion. Our pledged collateral on short-term borrowing lines was comprised of $2.8 billion in loans and $1.7 million in investment securities. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs. The $200.0 million in outstanding at the FHLB represents $100.0 million in FHLB advances and $100.0 million in the form of a letter of credit to collateralize the State of California certificate of deposit. The letter of credit is not an on balance sheet liability but it does reduce our borrowing capacity as illustrated in the table above.

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

Our primary investing activities are the origination of loans and lease and purchases and sales of investment securities. As of March 31, 2024, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $14.9 million. At March 31, 2024, we believe that we had sufficient funds available to meet current loan commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at March 31, 2024 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of March 31, 2024, our loan and lease portfolio was comprised of 58.1% fixed rate and 41.9% variable rate loans. The vast majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at March 31, 2024, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
March 31, 2024
+300 bps	(0.2%)	(10.1%)
+200 bps	(0.4%)	(7.3%)
+100 bps	0.0%	(2.9%)
0 bps	-	-
-100 bps	(1.5%)	(0.6%)
-200 bps	(3.2%)	(3.6%)
-300 bps	(5.3%)	(9.2%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet purchased under the plans or programs (In thousands) (1)

January 1, 2024 to January 31, 2024	4,853	$1,042.00	4,853	$19,479
February 1, 2024 to February 29, 2024	87	971.00	87	19,394
March 1, 2024 to March 31, 2024	261	974.00	261	19,140
Total 1st Quarter 2024	5,201	$1,038.00	5,201	$19,140

(1)As of November 14, 2023 the Board approved a further extension to the repurchase program through December 31, 2024 and for an additional $25 million of the Company's common stock.
(2)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the three months ended March 31, 2024, the excise tax expense accrual totaled $54,000.

On November 14, 2023, the Board of Directors authorized an extension to its share repurchase program through December 31, 2024 for an additional $25.0 million of the Company’s common stock (“Repurchase Plan”), which represented approximately 4% of outstanding shareholders’ equity at the time of approval. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During the first three months of 2024 the Company repurchased 5,201 shares under the Repurchase Plan, for a total of $5.5 million.  As of March 31, 2024, there remains $19.1 million authorized for repurchases under the Repurchase Plan. All of these shares were purchased at prices ranging from $960.00 to $1,065.00 per share, based upon the then current price on the OTCQX.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.2
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Deborah E. Skinner, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.3
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Bart R. Olson, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.4
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.5
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and David M. Zitterow, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.6
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and John W. Weubbe, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.

10.7	Employment Agreement effective April 22, 2024, between Farmers & Merchants Bank of Central California and Thomas Bennett, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 9, 2024	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)