Form 10-Q
period 2024-06-30
FARMERS & MERCHANTS BANCORP
filed 2024-08-09
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐  No ☒

As of July 31, 2024, the registrant had 738,565 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$70,260	$72,267
Interest bearing deposits with banks	225,676	338,375
Total cash and cash equivalents	295,936	410,642
Securities available-for-sale, amortized cost $271,970 and $199,374, respectively	251,413	182,512
Securities held-to-maturity, fair value $638,718 and $671,585, respectively	794,797	817,688
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,045,760	999,750
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,682,370	3,654,689
Allowance for credit losses - loans and leases	(75,032)	(74,965)
Loans and leases held for investment, net	3,607,338	3,579,724
Bank-owned life insurance	73,654	74,931
Premises and equipment, net	51,306	51,907
Deferred income tax assets and income taxes receivable	43,821	50,071
Accrued interest receivable	27,195	28,520
Goodwill	11,183	11,183
Other intangibles	1,962	2,236
Other real estate owned	873	873
Other assets	92,908	83,542
TOTAL ASSETS	$5,267,485	$5,308,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,377,514	$1,482,571
Interest bearing:
Demand	856,713	933,417
Savings and money market	1,609,334	1,607,479
Certificates of deposit	753,494	644,628
Total interest bearing	3,219,541	3,185,524
Total deposits	4,597,055	4,668,095
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	83,900	80,768
TOTAL LIABILITIES	4,691,265	4,759,173

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 739,308 and 747,971 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	27,931	36,852
Retained earnings	563,383	525,360
Accumulated other comprehensive loss, net of taxes	(15,101)	(12,464)
TOTAL SHAREHOLDERS’ EQUITY	576,220	549,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,267,485	$5,308,928

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$56,190	$49,690	$111,598	$97,698
Interest and dividends on investment securities	7,424	5,445	14,127	11,108
Interest on deposits with others	6,217	5,882	10,747	11,843
Total interest income	69,831	61,017	136,472	120,649
Interest expense
Deposits	17,906	8,391	32,551	12,105
Borrowed funds	924	-	986	-
Subordinated debentures	220	204	441	400
Total interest expense	19,050	8,595	33,978	12,505
Net interest income	50,781	52,422	102,494	108,144
Provision for credit losses	-	2,557	-	4,057
Net interest income after provision for credit losses	50,781	49,865	102,494	104,087
Non-interest income
Card processing	1,764	1,712	3,393	3,303
Service charges on deposit accounts	749	690	1,497	1,324
Increase in cash surrender value of BOLI	602	506	1,197	950
Gain on BOLI death benefit	-	-	-	4,346
Net loss on sale of securities available-for-sale	-	-	-	(5,686)
Net gain on deferred compensation benefits	414	1,302	1,572	2,198
Other	1,238	1,237	2,183	2,472
Total non-interest income	4,767	5,447	9,842	8,907
Non-interest expense
Salaries and employee benefits	17,999	17,937	35,502	37,521
Net gain on deferred compensation benefits	414	1,302	1,572	2,198
Data processing	1,535	1,307	2,990	2,567
Occupancy	1,243	1,228	2,475	2,408
Deposit insurance	702	673	1,414	1,365
Professional services	621	673	1,162	1,355
Marketing	562	425	1,042	895
Other	2,346	3,277	4,786	6,696
Total non-interest expense	25,422	26,822	50,943	55,005
INCOME BEFORE INCOME TAXES	30,126	28,490	61,393	57,989
Income tax expense	8,359	7,182	16,903	13,134
NET INCOME	$21,767	$21,308	$44,490	$44,855

Earnings per common share:
Basic	$29.39	$28.03	$59.95	$58.83
Diluted	$29.39	$28.03	$59.95	$58.83

Weighted average number of common shares
Basic	740,752	760,308	742,150	762,443
Diluted	740,752	760,308	742,150	762,443

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$21,767	$21,308	$44,490	$44,855
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(1,095)	(1,191)	(3,695)	1,171
Reclassification adjustment for losses on available-for-sale securities	-	-	-	5,685
Amortization of unrealized loss on securities transferred to held-to-maturity	(22)	(47)	(49)	(77)
Net unrealized (losses)/gains on available-for-sale securities	(1,117)	(1,238)	(3,744)	6,779
Income tax benefit/(expense)	330	375	1,107	(2,004)
Other comprehensive (loss)/income, net of tax	(787)	(863)	(2,637)	4,775
Total comprehensive income	$20,980	$20,445	$41,853	$49,630

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and six months ended June 30, 2024 and 2023
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of March 31, 2024	742,770	$7	$31,401	$548,123	$(14,314)	$565,217
Net income	-	-	-	21,767	-	21,767
Other comprehensive loss, net of tax	-	-	-	-	(787)	(787)
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	(6,507)
Repurchase of common stock	(3,462)	-	(3,470)	-	-	(3,470)
Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	$576,220

Balance as of March 31, 2023	762,931	$8	$51,615	$473,479	$(16,200)	$508,902
Net income	-	-	-	21,308	-	21,308
Other comprehensive loss, net of tax	-	-	-	-	(863)	(863)
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(8,408)	-	(8,352)	-	-	(8,352)
Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	40
Net income	-	-	-	44,490	-	44,490
Other comprehensive loss, net of tax	-	-	-	-	(2,637)	(2,637)
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	(6,507)
Repurchase of common stock	(8,663)	-	(8,921)	-	-	(8,921)
Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	$576,220

Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	44,855	-	44,855
Other comprehensive income, net of tax	-	-	-	-	4,775	4,775
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(13,814)	-	(13,943)	-	-	(13,943)
Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$44,490	$44,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	4,057
Depreciation and amortization	1,443	1,196
Net (accretion) amortization of securities premiums and discounts	(780)	35
Increase (decrease) in cash surrender value of BOLI	1,276	(950)
Gain on BOLI death benefit	-	(4,346)
Decrease in deferred income taxes, net	7,854	1,773
Loss on sale of securities available-for-sale	-	5,686
Net changes in:
Other assets	(6,714)	(2,636)
Other liabilities	7,526	16,671
Net cash provided by operating activities	55,095	66,341
Cash flows from investing activities:
Net change in loans and leases held for investment	(27,594)	6,388
Purchase of available-for-sale securities	(83,361)	(4,515)
Purchase of held-to-maturity securities	(2,028)	(2,071)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	11,667	43,885
Proceeds from maturities, calls and pay downs of held-to-maturity securities	25,054	23,498
Purchase of premises and equipment	(844)	(3,239)
Purchase of other investments	(11,227)	(2,166)
Redemption of other investments	5,000	-
Proceeds from bank-owned life insurance	-	11,752
Proceeds from sale of assets	-	27
Net cash (used in) provided by investing activities	(83,333)	73,559
Cash flows from financing activities:
Net decrease in deposits	(71,040)	(120,956)
Cash dividends paid	(6,507)	(6,286)
Net cash used in share repurchases of common stock	(8,921)	(13,943)
Net cash (used in) financing activities	(86,468)	(141,185)
Net change in cash and cash equivalents	(114,706)	(1,285)
Cash and cash equivalents, beginning of period	410,642	588,257
Cash and cash equivalents, end of period	$295,936	$586,972

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,423	$9,907
Income taxes paid	$7,349	$16

Supplemental disclosures of non-cash transactions:
Net change in unrealized gains on securities available-for-sale	$3,695	$6,857

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2024 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information and note disclosures have been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. All significant intercompany transactions and balances have been eliminated.

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

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of June 30, 2024
U.S. Government-sponsored securities	$2,885	$12	$15	$2,882
Mortgage-backed securities (1)	248,293	859	21,289	227,863
Collateralized mortgage obligations (1)	5,712	-	106	5,606
Corporate securities	14,770	15	33	14,752
Other	310	-	-	310
Total available-for-sale securities	$271,970	$886	$21,443	$251,413

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

The book values, estimated fair values and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

		Gross Unrecognized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
As of June 30, 2024
Mortgage-backed securities (1)	$646,404	$-	$141,259	$505,145	$-
Collateralized mortgage obligations (1)	71,182	-	14,306	56,876	-
Municipal securities	77,211	48	562	76,697	450
Total held-to-maturity securities	$794,797	$48	$156,127	$638,718	$450

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

		Gross Unrecognized
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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$-	$-	$1,049	$15	$1,049	$15
Mortgage-backed securities(1)	109,045	342	74,864	20,947	183,909	21,289
Collateralized mortgage obligations(1)	5,113	93	493	13	5,606	106
Corporate securities	9,992	33	-	-	9,992	33
Total available-for-sale securities	$124,150	$468	$76,406	$20,975	$200,556	$21,443

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

			December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$33	$-	$1,235	$18	$1,268	$18
Mortgage-backed securities (1)	1,629	11	80,746	19,716	82,375	19,727
Collateralized mortgage obligations (1)	-	-	535	13	535	13
Corporate securities	-	-	9,853	179	9,853	179
Total available-for-sale securities	$1,662	$11	$92,369	$19,926	$94,031	$19,937

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 2—Investment Securities—Continued
As of June 30, 2024, the Company held 181 available-for-sale securities of which 17 were in an unrealized loss position for less than twelve months and 134 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, it has been determined that there is no expected credit loss. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	June 30, 2024
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending Balance	$450	$-	$-	$450

	December 31, 2023
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized Mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$393	$-	$-	$393
Provision for credit losses	57	-	-	57
Ending Balance	$450	$-	$-	$450

The amortized cost and estimated fair values of investment securities at June 30, 2024 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$358	$358	$2,665	$2,660
After one year through five years	19,719	19,541	18,069	17,647
After five years through ten years	5,146	4,978	19,168	17,943
After ten years	246,747	226,536	754,895	600,468
Total	$271,970	$251,413	$794,797	$638,718

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

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following tables summarizes the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
June 30, 2024
Municipal securities	$19,641	$399	$57,171	$77,211
Total	$19,641	$399	$57,171	$77,211

As of June 30, 2024, there were no past due principal or interest payments associated with these securities.

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2023
Municipal securities	$20,203	$395	$58,192	$78,790
Total	$20,203	$395	$58,192	$78,790

Proceeds from sales and calls of these securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Six months ended June 30, 2024	$-	$-	$-
Six months ended June 30, 2023	$30,482	$-	$5,686

Pledged Securities

As of June 30, 2024, investment securities carried at $741.6 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount of investments pledged was $794.1 million at December 31, 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Loans and leases held for investment, net
Real estate:
Commercial	$1,363,198	$1,323,038
Agricultural	726,128	742,009
Residential and home equity	406,562	399,982
Construction	200,673	212,362
Total real estate	2,696,561	2,677,391
Commercial & industrial	498,844	499,373
Agricultural	312,882	313,737
Commercial leases	178,252	169,684
Consumer and other	5,698	5,212
Total gross loans and leases	3,692,237	3,665,397
Unearned income	(9,867)	(10,708)
Total net loans and leases	3,682,370	3,654,689
Allowance for credit losses	(75,032)	(74,965)
Total loans and leases held for investment, net	$3,607,338	$3,579,724

At June 30, 2024, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.5 billion, respectively. The borrowing capacity on these loans was $810.2 million from FHLB and $1.2 billion from the FRB at June 30, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	June 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,355,714	$-	$-	$-	$-	$1,355,714
Agricultural	726,128	-	-	-	-	726,128
Residential and home equity	405,814	748	-	-	748	406,562
Construction	200,673	-	-	-	-	200,673
Total real estate	2,688,329	748	-	-	748	2,689,077
Commercial & industrial	498,344	500	-	-	500	498,844
Agricultural	312,882	-	-	-	-	312,882
Commercial leases	175,695	174	-	-	174	175,869
Consumer and other	5,686	12	-	-	12	5,698
Total loans and leases, net	$3,680,936	$1,434	$-	$-	$1,434	$3,682,370

	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,314,928	$-	$-	$-	$-	$1,314,928
Agricultural	742,009	-	-	-	-	742,009
Residential and home equity	399,946	36	-	-	36	399,982
Construction	212,362	-	-	-	-	212,362
Total real estate	2,669,245	36	-	-	36	2,669,281
Commercial & industrial	499,341	32	-	-	32	499,373
Agricultural	313,737	-	-	-	-	313,737
Commercial leases	167,086	-	-	-	-	167,086
Consumer and other	5,209	3	-	-	3	5,212
Total loans and leases, net	$3,654,618	$71	$-	$-	$71	$3,654,689

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)

Note 3—Loans and Leases

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the six months ended June 30, 2024. During the six months ended June 30, 2023, we had one residential real estate loan modified in the amount of $127,000 that had the contractual interest rate decreased by 1.00% and the contractual term extended by 120 months.

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

There were no loans that were modified within the last 12 months that had a payment default or were past due during the six months ended June 30, 2024.

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
The following table presents the credit risk rating categories for loans and leases held for investment (accruing and non-accruing) net of deferred fees by loan portfolio segment and class as of the dates indicated.

	June 30, 2024
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,352,338	$3,376	$-	$-	$1,355,714	$22,608
Agricultural	698,104	27,478	546	-	726,128	16,486
Residential and home equity	405,738	114	710	-	406,562	7,584
Construction	200,673	-	-	-	200,673	2,165
Total real estate	2,656,853	30,968	1,256	-	2,689,077	48,843
Commercial & industrial	493,400	4,979	465	-	498,844	10,972
Agricultural	312,126	710	46	-	312,882	6,908
Commercial leases	171,099	4,770	-	-	175,869	7,597
Consumer and other	5,490	-	208	-	5,698	712
Total loans and leases, net	$3,638,968	$41,427	$1,975	$-	$3,682,370	$75,032

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,308,717	$6,211	$-	$-	$1,314,928	$26,093
Agricultural	729,135	12,329	545	-	742,009	7,744
Residential and home equity	399,217	-	765	-	399,982	7,770
Construction	212,362	-	-	-	212,362	4,432
Total real estate	2,649,431	18,540	1,310	-	2,669,281	46,039
Commercial & industrial	486,439	12,458	476	-	499,373	13,380
Agricultural	310,496	3,236	5	-	313,737	8,872
Commercial leases	167,080	6	-	-	167,086	6,537
Consumer and other	5,036	-	176	-	5,212	137
Total loans and leases, net	$3,618,482	$34,240	$1,967	$-	$3,654,689	$74,965

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held for investment net of unearned income by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as follows:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$35,410	$119,248	$167,224	$218,406	$140,794	$314,708	$261,582	$94,966	$1,352,338
Special mention	-	-	1,274	-	-	601	1,470	31	3,376
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$35,410	$119,248	$168,498	$218,406	$140,794	$315,309	$263,052	$94,997	$1,355,714
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$7,854	$36,895	$70,359	$39,370	$49,397	$163,571	$297,948	$32,710	$698,104
Special mention	-	-	-	-	800	10,565	16,113	-	27,478
Substandard	-	-	-	-	-	546	-	-	546
Doubtful	-	-	-	-	-	-	-	-	-
Total Agricultural	$7,854	$36,895	$70,359	$39,370	$50,197	$174,682	$314,061	$32,710	$726,128
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$18,275	$40,366	$60,423	$85,899	$76,417	$78,090	$46,196	$72	$405,738
Special mention	-	-	-	-	-	114	-	-	114
Substandard	-	-	-	-	-	710	-	-	710
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential and home equity	$18,275	$40,366	$60,423	$85,899	$76,417	$78,914	$46,196	$72	$406,562
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$5,799	$-	$1,500	$-	$-	$1,576	$191,798	$-	$200,673
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	$5,799	$-	$1,500	$-	$-	$1,576	$191,798	$-	$200,673
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$67,338	$196,509	$300,780	$343,675	$267,408	$570,481	$815,107	$127,779	$2,689,077

Commercial & industrial
Pass	$16,131	$43,309	$23,956	$19,431	$5,506	$8,150	$349,189	$27,728	$493,400
Special mention	-	2,281	24	19	-	-	2,623	32	4,979
Substandard	-	-	-	38	-	427	-	-	465
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial & industrial	$16,131	$45,590	$23,980	$19,488	$5,506	$8,577	$351,812	$27,760	$498,844
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$1,212	$3,668	$3,926	$1,967	$522	$2,650	$283,272	$14,909	$312,126
Special mention	-	-	48	-	-	-	619	43	710
Substandard	-	-	-	-	-	2	44	-	46
Total Agricultural	$1,212	$3,668	$3,974	$1,967	$522	$2,652	$283,935	$14,952	$312,882
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$19,978	$78,190	$24,534	$9,465	$8,634	$30,298	$-	$-	$171,099
Special mention	583	-	4,187	-	-	-	-	-	4,770
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$20,561	$78,190	$28,721	$9,465	$8,634	$30,298	$-	$-	$175,869
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$684	$1,483	$728	$181	$27	$1,596	$791	$-	$5,490
Special mention	-	-	-	-	-	-	-	-	-
Substandard	188	-	-	-	-	20	-	-	208
Total Consumer and other	$872	$1,483	$728	$181	$27	$1,616	$791	$-	$5,698
Consumer and other
Current-period gross charge-offs	$26	$-	$-	$-	$-	$-	$-	$-	$26
Total net loans and leases
Pass	$105,343	$323,159	$352,650	$374,719	$281,297	$600,639	$1,430,776	$170,385	$3,638,968
Special mention	583	2,281	5,533	19	800	11,280	20,825	106	41,427
Substandard	188	-	-	38	-	1,705	44	-	1,975
Total net loans and leases	$106,114	$325,440	$358,183	$374,776	$282,097	$613,624	$1,451,645	$170,491	$3,682,370
Total current-period gross charge-offs	$26	$-	$-	$-	$-	$-	$-	$-	$26

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$121,418	$169,171	$221,708	$143,502	$67,505	$261,344	$249,087	$74,982	$1,308,717
Special mention	-	2,395	-	-	-	2,216	1,600	-	6,211
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$121,418	$171,566	$221,708	$143,502	$67,505	$263,560	$250,687	$74,982	$1,314,928
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$37,849	$71,367	$40,848	$50,445	$12,008	$165,267	$328,105	$23,246	$729,135
Special mention	-	-	-	594	2,020	9,715	-	-	12,329
Substandard	-	-	-	-	-	545	-	-	545
Doubtful	-	-	-	-	-	-	-	-	-
Total Agricultural	$37,849	$71,367	$40,848	$51,039	$14,028	$175,527	$328,105	$23,246	$742,009
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$41,173	$62,505	$88,559	$78,810	$13,299	$70,339	$44,463	$69	$399,217
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	765	-	-	765
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential and home equity	$41,173	$62,505	$88,559	$78,810	$13,299	$71,104	$44,463	$69	$399,982
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$-	$14

Construction
Pass	$-	$2,500	$-	$-	$1,575	$-	$208,287	$-	$212,362
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction	$-	$2,500	$-	$-	$1,575	$-	$208,287	$-	$212,362
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$200,440	$307,938	$351,115	$273,351	$96,407	$510,191	$831,542	$98,297	$2,669,281

Commercial & industrial
Pass	$49,162	$25,795	$21,695	$7,193	$4,123	$6,674	$352,502	$19,295	$486,439
Special mention	2,500	27	4,903	466	-	-	4,519	43	12,458
Substandard	-	-	-	-	-	476	-	-	476
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial & industrial	$51,662	$25,822	$26,598	$7,659	$4,123	$7,150	$357,021	$19,338	$499,373
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued
	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$3,013	$4,585	$2,296	$688	$1,026	$2,116	$292,391	$4,381	$310,496
Special mention	-	52	75	-	-	-	3,109	-	3,236
Substandard	-	-	-	-	5	-	-	-	5
Total Agricultural	$3,013	$4,637	$2,371	$688	$1,031	$2,116	$295,500	$4,381	$313,737
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$81,287	$31,954	$10,786	$9,514	$4,667	$28,872	$-	$-	$167,080
Special mention	-	-	-	-	6	-	-	-	6
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$81,287	$31,954	$10,786	$9,514	$4,673	$28,872	$-	$-	$167,086
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,650	$930	$375	$48	$45	$1,400	$588	$-	$5,036
Special mention	-	-	-	-	-	-	-	-	-
Substandard	152	-	-	-	-	24	-	-	176
Total Consumer and other	$1,802	$930	$375	$48	$45	$1,424	$588	$-	$5,212
Consumer and other
Current-period gross charge-offs	$41	$3	$-	$-	$-	$2	$-	$-	$46
Total net loans and leases
Pass	$335,552	$368,807	$386,267	$290,200	$104,248	$536,012	$1,475,423	$121,973	$3,618,482
Special mention	2,500	2,474	4,978	1,060	2,026	11,931	9,228	43	34,240
Substandard	152	-	-	-	5	1,810	-	-	1,967
Total net loans and leases	$338,204	$371,281	$391,245	$291,260	$106,279	$549,753	$1,484,651	$122,016	$3,654,689
Total current-period gross charge-offs	$41	$3	$-	$-	$-	$16	$-	$-	$60

Certain directors and executive officers of the Company are defined as related parties. These related parties, including their immediate families and companies in which they are principal owners, were loan customers of the Bank during the six months ended June 30, 2024 and year ended December 31, 2023. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with borrowers not related to the Company. These loans did not involve more than the normal risk of collectibility or have other unfavorable features. A summary of the changes in those loans is as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023

Balance at beginning of the period	$17,035	$17,521
New loans or advances during year	250	1,706
Repayments	(1,626)	(2,192)
Balance at end of period	$15,659	$17,035

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the allowance for credit losses. During the six months ended June 30, 2024, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$-	$-	$-
Agricultural	546	-	546
Residential and home equity	710	-	710
Construction	-	-	-
Total real estate	1,256	-	1,256
Commercial & industrial	-	427	427
Agricultural	-	83	83
Commercial leases	-	-	-
Consumer and other	-	21	21
Total gross loans and leases	$1,256	$531	$1,787

	December 31, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,517	$-	$1,517
Agricultural	6,118	-	6,118
Residential and home equity	1,607	-	1,607
Construction	-	-	-
Total real estate	9,242	-	9,242
Commercial & industrial	-	473	473
Agricultural	-	5	5
Commercial leases	-	-	-
Consumer and other	-	164	164
Total gross loans and leases	$9,242	$642	$9,884

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 3—Loans and Leases—Continued
Allowance for Credit Losses

The allowance for credit losses (“ACL”) is the combination of the allowance for credit losses for loan and lease losses and the allowance for credit losses for unfunded loan commitments. The ACL for unfunded loan commitments is included within “Interest payable and other liabilities” on the consolidated balance sheets.

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,018	$3,690	$78,708	$68,573	$2,090	$70,663
Provision for/(reversal of) credit losses	-	-	-	2,500	-	2,500
Charge-offs	(16)	-	(16)	(9)	-	(9)
Recoveries	30	-	30	48	-	48
Net (charge-offs)/recoveries	14	-	14	39	-	39
Balance at end of period	$75,032	$3,690	$78,722	$71,112	$2,090	$73,202

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$74,965	$3,690	$78,655	$66,885	$2,090	$68,975
Provision for/(reversal of) credit losses	-	-	-	4,000	-	4,000
Charge-offs	(26)	-	(26)	(32)	-	(32)
Recoveries	93	-	93	259	-	259
Net (charge-offs)/recoveries	67	-	67	227	-	227
Balance at end of period	$75,032	$3,690	$78,722	$71,112	$2,090	$73,202

Changes in the allowance for credit losses on loans and leases are as follows:
	For the Three Months Ended June 30, 2024
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$33,791	$4,616	$7,721	$21,851	$6,923	$116	$75,018
Provision for/(reversal of) credit losses	5,303	(2,451)	(144)	(3,991)	674	609	-
Charge-offs	-	-	-	-	-	(16)	(16)
Recoveries	-	-	7	20	-	3	30
Net (charge-offs)/recoveries	-	-	7	20	-	(13)	14
Balance at end of period	$39,094	$2,165	$7,584	$17,880	$7,597	$712	$75,032

	For the Three Months Ended June 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$32,694	$2,785	$7,334	$23,888	$1,720	$152	$68,573
Provision for/(reversal of) credit losses	2,001	410	(176)	285	(63)	43	2,500
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	21	21	-	6	48
Net (charge-offs)/recoveries	-	-	21	21	-	(3)	39
Balance at end of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112

	For the Six Months Ended June 30, 2024
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$33,837	$4,432	$7,770	$22,252	$6,537	$137	$74,965
Provision for/(reversal of) credit losses	5,257	(2,267)	(201)	(4,410)	1,060	561	-
Charge-offs	-	-	-	-	-	(26)	(26)
Recoveries	-	-	15	38	-	40	93
Net (charge-offs)/recoveries	-	-	15	38	-	14	67
Balance at end of period	$39,094	$2,165	$7,584	$17,880	$7,597	$712	$75,032

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision for/(reversal of) credit losses	1,974	169	(346)	2,448	(267)	22	4,000
Charge-offs	-	-	(14)	-	-	(18)	(32)
Recoveries	170	-	31	41	-	17	259
Net (charge-offs)/recoveries	170	-	17	41	-	(1)	227
Balance at end of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$352,761	$325,798
Certificates of deposit greater than $250,000	400,733	318,830
Total certificates of deposit	$753,494	$644,628

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2024	$504,263
2025	240,066
2026	6,347
2027	1,741
2028	946
Thereafter	131
Total certificates of deposit	$753,494

Note 5—Short-term borrowings

As of June 30, 2024 and December 31, 2023, committed lines of credit arrangements totaling $2.1 billion and $2.2 billion, respectively, were available to the Company from unaffiliated banks. The average Federal Funds interest rate as of June 30, 2024 was 5.50%.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $811.8 million, which is secured by $1.0 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate, which was 5.63% as of June 30, 2024.

The Company has $1.5 billion in pledged loans with the FRB. As of June 30, 2024, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.2 billion. The borrowing rate was 5.50% as of June 30, 2024.

There were no outstanding advances on the above borrowing facilities as of June 30, 2024 or December 31, 2023.

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

The Company expensed $4.5 million to the ERP during the six months ended June 30, 2024 and $4.5 million during the six months ended June 30, 2023. The Company’s carrying value of the liability under the ERP was $58.8 million as of June 30, 2024 and $57.5 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of June 30, 2024 and December 31, 2023 totaled 49,447 and 49,276 with an historical cost basis of $31.8 million and $31.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $1.3 million and $1.8 million at June 30, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 6—Employee Benefit Plans—Continued
The Company expensed $2.3 million to the SMRP during the six months ended June 30, 2024 and $2.1 million for six months ended June 30, 2023. The Company’s carrying value of the liability under the SMRP was $19.0 million as of June 30, 2024 and $16.9 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of June 30, 2024 and December 31, 2023 totaled 19,663 and 17,806 shares with an historical cost basis of $14.7 million and $12.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.2 million and $0.4 million at June 30, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

FARMERS & MERCHANTS BANCORP
NOTES TO UNAUDITED CONSOLIDATED STATEMENTS (Continued)
Note 7—Fair Value—Continued

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

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collaterally dependent, management measures an allowance for credit losses in accordance FASB ASC Topic 326.

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
Note 7—Fair Value—Continued
The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value for the periods indicated.

June 30, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,882	$-	$2,882	$-	$2,882
Mortgage-backed securities	227,863	-	227,863	-	227,863
Collateralized mortgage obligations	5,606	-	5,606	-	5,606
Corporate securities	14,752	-	14,752	-	14,752
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$1,787	$-	$-	$1,787	$1,787
Other real estate owned	873	-	-	873	873

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,224	$-	$3,224	$-	$3,224
Mortgage-backed securities	163,838	-	163,838	-	163,838
Collateralized mortgage obligations	535	-	535	-	535
Corporate securities	14,605	-	14,605	-	14,605
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$9,884	$-	$-	$9,884	$9,884
Other real estate owned	873	-	-	873	873

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

June 30, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$295,936	$295,936	$-	$-	$295,936
Held-to-maturity securities	794,347	-	581,547	57,171	638,718
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,607,338	-	-	3,397,796	3,397,796

Financial Liabilities:
Total deposits	$4,597,055	$-	$4,591,397	$-	$4,591,397
Subordinated debentures	10,310	-	12,589	-	12,589

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$410,642	$410,642	$-	$-	$410,642
Held-to-maturity securities	817,238	-	613,393	58,192	671,585
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,579,724	-	-	3,369,255	3,369,255

Financial Liabilities:
Total deposits	$4,668,095	$-	$4,662,782	$-	$4,662,782
Subordinated debentures	10,310	-	12,763	-	12,763

Non-marketable securities include FHLB stock, Pacific Coast Bankers’ Bank (“PCBB’’) stock and The Independent BankersBank (“TIB’’) stock which are recorded at cost.  Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

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

(Dollars in thousands)	June 30, 2024	December 31, 2023

Commitments to extend credit, including unsecured commitments of $20,391 and $19,858
as of June 30, 2024 and December 31, 2023, respectively	$1,002,071	$1,150,142
Stand-by letters of credit, including unsecured commitments of $4,585 and $7,010
as of June 30, 2024 and December 31, 2023, respectively	15,082	16,858

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted $3.7 million at June 30, 2024 and December 31, 2023.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At June 30, 2024 and December 31, 2023, the balance of the investments in LIHTC was $40.6 million and $36.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $16.8 million and $15.5 million at June 30, 2024 and December 31, 2023, respectively. These balances are reflected in the other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2041. Additionally, during the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recognized tax credits from its investments in LIHTC of $1.3 million and $3.6 million, respectively.

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

■	higher defaults in our loan and lease portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our real estate loan portfolio;
■	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
■	technological changes;
■	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
■	regulatory or judicial proceedings; and
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

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”). The Bank was organized and incorporated in 1916 under the laws of the State of California as a non-Federal Reserve member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank serves its customers through 32 convenient locations including 29 full-service branches in Galt, Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland and Napa.

The Company’s outstanding common stock as of June 30, 2024, consisted of 739,308 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding as of June 30, 2024. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Tangible Common Equity Ratio and	June 30,	December 31,	June 30,
Tangible Book Value Per Common Share	2024	2023	2023
(Dollars in thousands, except per share data)
Shareholders’ equity	$576,220	$549,755	$514,709
Less: Intangible assets	13,145	13,419	13,705
Tangible common equity	$563,075	$536,336	$501,004

Total Assets	$5,267,485	$5,308,928	$5,250,378
Less: Intangible assets	13,145	13,419	13,705
Tangible assets	$5,254,340	$5,295,509	$5,236,673

Tangible common equity ratio(1)	10.72%	10.13%	9.57%
Book Value per common share(2)	$779.40	$735.00	$682.16
Tangible book value per common share(3)	$761.62	$717.05	$664.00
Common shares oustanding	739,308	747,971	754,523

(1)	Tangible common equity divided by tangible assets.
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s  and its subsidiaries’ performance during each of the three and six month periods ended June 30, 2024 and 2023 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2023, and 2022 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Earnings Summary:
Interest income	$69,831	$61,017	$136,472	$120,649
Interest expense	19,050	8,595	33,978	12,505
Net interest income	50,781	52,422	102,494	108,144
Provision for credit losses	-	2,557	-	4,057
Noninterest income	4,767	5,447	9,842	8,907
Noninterest expense	25,422	26,822	50,943	55,005
Income before taxes	30,126	28,490	61,393	57,989
Income tax expense	8,359	7,182	16,903	13,134
Net Income	$21,767	$21,308	$44,490	$44,855

Per Common Share Data:
Diluted earnings per common share	$29.39	$28.03	$59.95	$58.83
Book value per common share	$779.40	$682.16	$779.40	$682.16
Tangible book value per common share(1)	$761.62	$664.00	$761.62	$664.00

Performance Ratios:
Return on average assets	1.58%	1.65%	1.65%	1.73%
Return on average equity	15.33%	16.60%	15.82%	17.75%
Net interest margin (tax equivalent)	3.91%	4.28%	4.02%	4.41%
Yield on average loans and leases (tax equivalent)	6.13%	5.75%	6.11%	5.72%
Cost of average total deposits	1.51%	0.74%	1.39%	0.53%
Efficiency ratio	45.77%	46.35%	45.35%	46.99%
Loan-to-deposit ratio	80.32%	75.50%	80.32%	75.50%
Percentage of checking deposits to total deposits	48.60%	52.09%	48.60%	52.09%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.09%	12.22%	13.09%	12.22%
Tier 1 capital to risk-weighted assets	13.32%	12.46%	13.32%	12.46%
Risk-based capital to risk-weighted assets	14.58%	13.71%	14.58%	13.71%
Tier 1 leverage capital ratio	10.66%	10.21%	10.66%	10.21%
Tangible common equity ratio(1)	10.72%	9.57%	10.72%	9.57%

(1)	See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$456,650	$6,217	5.48%	$458,927	$5,882	5.14%
Investment securities:(1)
Taxable securities	1,013,576	6,485	2.56%	923,063	4,626	2.00%
Non-taxable securities(2)	62,354	760	4.88%	61,576	713	4.63%
Total investment securities	1,075,930	7,245	2.69%	984,639	5,339	2.17%
Loans:(3)
Real estate:
Commercial	1,348,293	17,971	5.36%	1,307,376	16,744	5.14%
Agricultural	725,206	10,439	5.79%	718,094	9,762	5.45%
Residential and home equity	405,623	4,895	4.85%	390,416	4,267	4.38%
Construction	221,748	3,981	7.22%	161,992	2,928	7.25%
Total real estate	2,700,870	37,286	5.55%	2,577,878	33,701	5.24%
Commercial & industrial	487,082	9,147	7.55%	475,472	8,346	7.04%
Agricultural	318,660	6,580	8.30%	281,321	5,613	8.00%
Commercial leases	176,941	3,072	6.98%	126,158	1,947	6.19%
Consumer and other	5,728	105	7.37%	5,531	83	6.02%
Total loans and leases	3,689,281	56,190	6.13%	3,466,360	49,690	5.75%
Non-marketable securities	15,549	333	8.61%	15,549	255	6.58%
Total interest earning assets	5,237,410	69,985	5.37%	4,925,475	61,166	4.98%
Allowance for credit losses	(75,617)			(69,800)
Non-interest earning assets	349,942			313,671
Total average assets	$5,511,735			$5,169,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$952,526	1,904	0.80%	$941,500	444	0.19%
Savings and money market accounts	1,615,531	7,709	1.92%	1,624,285	5,153	1.27%
Certificates of deposit greater than $250,000	477,791	3,573	3.01%	227,958	1,655	2.91%
Certificates of deposit less than $250,000	367,401	4,720	5.17%	261,372	1,139	1.75%
Total interest bearing deposits	3,413,249	17,906	2.11%	3,055,115	8,391	1.10%
Short-term borrowings	62,637	924	5.93%	-	-	0.00%
Subordinated debentures	10,310	220	8.58%	10,310	204	7.94%
Total interest bearing liabilities	3,486,196	19,050	2.20%	3,065,425	8,595	1.12%
Non-interest bearing deposits	1,368,279			1,506,145
Total funding	4,854,475	19,050	1.58%	4,571,570	8,595	0.75%
Other non-interest bearing liabilities	89,288			84,454
Shareholders’ equity	567,972			513,322
Total average liabilities and shareholders’ equity	$5,511,735			$5,169,346

Net interest income and margin(4)		$50,935	3.91%		$52,571	4.28%
Interest rate spread			3.18%			3.86%
Tax equivalent adjustment		(154)			(149)
Net interest income		$50,781	3.90%		$52,422	4.27%

(1)	Excludes average unrealized losses of $23.4 million and $22.5 million for the three months ended June 30, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2)	Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$394,612	$10,747	5.48%	$489,865	$11,843	4.88%
Investment securities:(1)
Taxable securities	991,405	12,193	2.46%	945,258	9,431	2.00%
Non-taxable securities(2)	62,717	1,522	4.85%	59,556	1,417	4.76%
Total investment securities	1,054,122	13,715	2.60%	1,004,814	10,848	2.16%
Loans:(3)
Real estate:
Commercial	1,335,315	35,593	5.36%	1,293,712	33,393	5.21%
Agricultural	725,142	20,761	5.76%	716,921	19,376	5.45%
Residential and home equity	403,600	9,687	4.83%	388,901	8,362	4.34%
Construction	223,589	7,879	7.09%	166,428	5,865	7.11%
Total real estate	2,687,646	73,920	5.53%	2,565,962	66,996	5.27%
Commercial & industrial	493,077	18,408	7.51%	470,498	15,970	6.84%
Agricultural	316,157	13,059	8.31%	280,896	10,817	7.77%
Commercial leases	172,733	6,018	7.01%	121,579	3,752	6.22%
Consumer and other	5,673	193	6.84%	5,555	163	5.92%
Total loans and leases	3,675,286	111,598	6.11%	3,444,490	97,698	5.72%
Non-marketable securities	15,549	721	9.32%	15,549	556	7.21%
Total interest earning assets	5,139,569	136,781	5.35%	4,954,718	120,945	4.92%
Allowance for credit losses	(75,533)			(68,752)
Non-interest earning assets	343,811			311,891
Total average assets	$5,407,847			$5,197,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$933,572	2,792	0.60%	$1,004,651	888	0.18%
Savings and money market accounts	1,617,105	14,895	1.85%	1,593,158	7,656	0.97%
Certificates of deposit greater than $250,000	426,878	7,410	3.49%	188,053	2,142	2.30%
Certificates of deposit less than $250,000	354,090	7,454	4.23%	233,945	1,419	1.22%
Total interest bearing deposits	3,331,645	32,551	1.96%	3,019,807	12,105	0.81%
Short-term borrowings	34,067	986	5.82%	1	-	0.00%
Subordinated debentures	10,310	441	8.60%	10,310	400	7.82%
Total interest bearing liabilities	3,376,022	33,978	2.02%	3,030,118	12,505	0.83%
Non-interest bearing deposits	1,385,832			1,584,215
Total funding	4,761,854	33,978	1.43%	4,614,333	12,505	0.55%
Other non-interest bearing liabilities	83,651			78,150
Shareholders’ equity	562,342			505,374
Total average liabilities and shareholders’ equity	$5,407,847			$5,197,857

Net interest income and margin(4)		$102,803	4.02%		$108,440	4.41%
Interest rate spread			3.33%			4.09%
Tax equivalent adjustment		(309)			(296)
Net interest income		$102,494	4.01%		$108,144	4.40%

(1)	Excludes average unrealized losses of $20.9 million and $25.3 million for the six months ended June 30, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2)	Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $2.8 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Second Quarter 2024 vs. Second Quarter 2023
Interest-bearing deposits with banks and Federal Reserve balances are earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.48% and 5.14% for the second quarter of 2024 and 2023, respectively. The increase was primarily the result of the Federal Reserve increasing rates by 50 basis points during the second quarter of 2023. Average interest-bearing deposits with banks were $456.7 million and $458.9 million for the quarter ended June 30, 2024 and 2023, respectively. Interest income on interest-bearing deposits with banks was $6.2 million and $5.9 million for the quarter ended June 30, 2024 and 2023, respectively.

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

Average total investment securities were $1.1 billion and $984.6 million for the quarter ended June 30, 2024 and 2023, respectively. The average yield on total investment securities was 2.69% and 2.17% for the quarter ended June 30, 2024 and 2023, respectively.

Average loans and leases held for investment were $3.7 billion and $3.5 billion for the quarter ended June 30, 2024 and 2023, respectively. The average yield on the loan and lease portfolio was 6.13% and 5.75% for the quarter ended June 30, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.4 billion and $3.1 billion for the quarter ended June 30, 2024 and 2023, respectively. The average rate paid on interest-bearing deposits was 2.11% and 1.10% for the quarter ended June 30, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $17.9 million and $8.4 million for the quarter ended June 30, 2024 and 2023, respectively, with the increases driven by increases in short-term market interest rates during the second quarter of 2023 and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.58% and 0.75% for the quarter ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.48% and 4.88% for the first six months ended of 2024 and 2023, respectively. The increase was primarily the result of the Federal Reserve increasing rates by 100 basis points during the first six months of 2023. Average interest-bearing deposits with banks were $394.6 million and $489.9 million for the six months ended June 30, 2024 and 2023, respectively. Interest income on interest-bearing deposits with banks was $10.7 million and $11.8 million for the six months ended June 30, 2024 and 2023, respectively.

Average total investment securities were $1.1 billion and $1.0 billion for the six months ended June 30, 2024 and 2023, respectively. The average yield on total investment securities was 2.60% and 2.16% for the six months ended June 30, 2024 and 2023, respectively. The increase in the yield reflects the increase in yields on purchases over the last year.

Average loans and leases held for investment were $3.7 billion and $3.4 billion for the six months ended June 30, 2024 and 2023, respectively. The average yield on the loan and lease portfolio was 6.11% and 5.72% for the six months ended June 30, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.3 billion and $3.0 billion for the six months ended June 30, 2024 and 2023, respectively. The average rate paid on interest-bearing deposits was 1.96% and 0.81% for the six months ended June 30, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $32.6 million and $12.1 million for the six months ended June 30, 2024 and 2023, respectively, with the increases driven by increases in short-term market interest rates during the first six months of 2023 and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.43% and 0.55% for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30, 2024 compared with 2023			Six Months Ended June 30, 2024 compared with 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	(31)	366	$335	(2,473)	1,377	$(1,096)
Investment securities:
Taxable securities	486	1,373	1,859	479	2,283	2,762
Non-taxable securities	9	38	47	76	29	105
Total investment securities	495	1,411	1,906	555	2,312	2,867
Loans:
Real estate:
Commercial	513	714	1,227	1,142	1,058	2,200
Agricultural	94	583	677	234	1,151	1,385
Residential and home equity	167	461	628	332	993	1,325
Construction	1,065	(12)	1,053	2,031	(17)	2,014
Total real estate	1,839	1,746	3,585	3,739	3,185	6,924
Commercial & industrial	201	600	801	808	1,630	2,438
Agricultural	753	214	967	1,442	800	2,242
Commercial leases	853	272	1,125	1,744	522	2,266
Consumer and other	3	19	22	4	26	30
Total loans and leases	3,649	2,851	6,500	7,737	6,163	13,900
Non-marketable securities	-	78	78	-	165	165
Total interest income	4,113	4,706	8,819	5,819	10,017	15,836

Interest expense:
Interest bearing deposits:
Demand	5	1,455	1,460	(58)	1,962	1,904
Savings and money market accounts	(28)	2,584	2,556	117	7,122	7,239
Certificates of deposit greater than $250,000	1,862	56	1,918	3,738	1,530	5,268
Certificates of deposit less than $250,000	615	2,966	3,581	1,042	4,993	6,035
Total interest bearing deposits	2,454	7,061	9,515	4,839	15,607	20,446

Short-term borrowings	-	924	924	-	986	986
Subordinated debentures	-	16	16	-	41	41
Total interest expense	2,454	8,001	10,455	4,839	16,634	21,473
Net interest income	$1,659	$(3,295)	$(1,636)	$980	$(6,617)	$(5,637)

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		$ Better / (Worse)	% Better / (Worse)	Six Months Ended June 30,		$ Better / (Worse)	% Better / (Worse)

(Dollars in thousands)	2024	2023			2024	2023
Selected Income Statement Information:
Interest income	$69,831	$61,017	$8,814	14.45%	$136,472	$120,649	$15,823	13.11%
Interest expense	19,050	8,595	(10,455)	(121.64%)	33,978	12,505	(21,473)	(171.72%)
Net interest income	50,781	52,422	(1,641)	(3.13%)	102,494	108,144	(5,650)	(5.22%)
Provision for credit losses	-	2,557	2,557	N/A	-	4,057	4,057	N/A
Net interest income after provision for credit losses	50,781	49,865	916	1.84%	102,494	104,087	(1,593)	(1.53%)
Non-interest income	4,767	5,447	(680)	(12.48%)	9,842	8,907	935	10.50%
Non-interest expense	25,422	26,822	1,400	5.22%	50,943	55,005	4,062	7.38%
Income before income tax expense	30,126	28,490	1,636	5.74%	61,393	57,989	3,404	5.87%
Income tax expense	8,359	7,182	(1,177)	(16.39%)	16,903	13,134	(3,769)	(28.70%)
Net income	$21,767	$21,308	$459	2.15%	$44,490	$44,855	$(365)	(0.81%)

For the three and six months ended June 30, 2024, net income was $21.8 million and $44.5 million, respectively compared to $21.3 million and $44.9 million for the same periods a year ago. For the three months ended June 30, 2024 the increase in net income was primarily the result of higher interest income of $8.8 million, a $1.4 million reduction in non-interest expense and no provision for credit losses compared to $2.6 million in 2023. These increases were offset by an increase in interest expense of $10.5 million, an increase in income tax expense of $1.2 million and a decrease in non-interest income of $0.7 million.

For the six months ended June 30, 2024, the decrease in net income was primarily the result of lower net interest income of $5.7 million and a higher income tax expense of $3.8 million. In the first half of 2023, the Company also recognized in non-interest income, a $4.3 million death benefit on bank-owned life insurance (“BOLI”) which was partially offset by a $5.7 million loss on the sale of securities based on the decision to reposition the securities portfolio given the interest rate environment during the six months ended June 30, 2023. This decrease was offset by an increase in non-interest income of $1.0 million and no provision for credit losses in 2024 compared to $4.1 million in 2023.

Net Interest Income and Net Interest Margin
For the quarter ended June 30, 2024 and 2023, net interest income was $50.8 million compared with $52.4 million, respectively. The decrease is primarily the result of the net interest margin (tax equivalent basis) decreasing 37 basis points to 3.91% compared with 4.28% for the same period a year earlier. The decrease in the net interest margin was primarily the result of the increase in deposit costs due to the interest rate environment as the federal funds rate increased by 50 basis points during the second quarter of 2023 and customer expectations for higher rates on deposit products. The loan yield increased 38 basis points from 5.75% to 6.13% compared to the second quarter of 2023. The cost of interest bearing deposits increased 101 basis points from 1.10% to 2.11% and outpaced the increase in loan yield over the same period a year earlier. The cost of average total deposits increased 77 basis points from 0.74% to 1.51%.

For the six months ended June 30, 2024 and 2023, net interest income was $102.5 million compared with $108.1 million, respectively. The decrease is primarily the result of the net interest margin (tax equivalent basis) decreasing 39 basis points to 4.02% compared with 4.41% for the same period a year earlier. The decrease in the net interest margin was primarily the result of the increase in deposit costs due to the interest rate environment as the federal funds rate increase by 100 basis points during the second half of 2023 and customer expectations for higher rates on deposit products. The loan yield increased 39 basis points from 5.72% to 6.11% the first six months of 2023. The cost of interest bearing deposits increased 115 basis points from 0.81% to 1.96% and outpaced the increase in loan yield over the same period a year earlier. The cost of average total deposits increased 86 basis points from 0.53% to 1.39%.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses, over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios. The Company had no provision for credit losses during the three months ended June 30, 2024 compared to $2.6 million for the same period a year ago. Net recoveries during the three months ended June 30, 2024 were $14,000 compared to net recoveries of $39,000 for the same period a year ago.

The Company had no provision for credit losses during the first half of 2024 compared to $4.1 million during the first half of 2023. Net recoveries during the first half of 2024 were $67,000 compared to net recoveries of $227,000 in the first half of 2023.

Non-interest Income
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest income:
Card processing	1,764	1,712	$52	3.04%	3,393	3,303	$90	2.72%
Gain on BOLI death benefit	-	-	-	-	-	4,346	(4,346)	-
Net gain on deferred compensation benefits	414	1,302	(888)	(68.20%)	1,572	2,198	(626)	(28.48%)
Service charges on deposit accounts	749	690	59	8.55%	1,497	1,324	173	13.07%
Increase in cash surrender value of BOLI	602	506	96	18.97%	1,197	950	247	26.00%
Net loss on sale of securities available-for-sale	-	-	-	-	-	(5,686)	5,686	-
Other	1,238	1,237	1	0.08%	2,183	2,472	(289)	(11.69%)
Total non-interest income	$4,767	$5,447	$(680)	(12.48%)	$9,842	$8,907	$935	10.50%

Non-interest income was $4.8 million for the quarter ended June 30, 2024 compared with $5.4 million for the same period a year earlier. The decrease in non-interest income was primarily due to a $0.9 million decrease in net gains on deferred compensation plan investments.

The Company recorded net gains on deferred compensation plan investments of $0.4 million for the quarter ended June 30, 2024 compared with net gains of $1.3 million for the same respective period a year ago. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income increased $0.9 million, or 10.5%, to $9.8 million for the six months ended June 30, 2024 compared with $8.9 million for the same period of 2023. The year-over-year increase in non-interest income was primarily due to no loss on sale of investment securities during 2024 compared to a $5.7 million loss on sale of investment securities during the first quarter of 2023 and no gain on BOLI death benefits in the first quarter of 2024 compared to $4.3 million gain in the first quarter of 2023 partially offset by a decrease in net gains on deferred compensation plan investments of $0.6 million.

The Company recorded net gains on deferred compensation plan investments of $1.6 million for the six months ended June 30, 2024 compared with net gains of $2.2 million for the same period a year earlier. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest expense:
Salaries and employee benefits	17,999	17,937	$(62)	(0.35%)	35,502	37,521	$2,019	5.38%
Data processing	1,535	1,307	(228)	(17.44%)	2,990	2,567	(423)	(16.48%)
Occupancy	1,243	1,228	(15)	(1.22%)	2,475	2,408	(67)	(2.78%)
Net gain on deferred compensation benefits	414	1,302	888	68.20%	1,572	2,198	626	28.48%
Deposit insurance	702	673	(29)	(4.31%)	1,414	1,365	(49)	(3.59%)
Professional services	621	673	52	7.73%	1,162	1,355	193	14.24%
Marketing	562	425	(137)	(32.24%)	1,042	895	(147)	(16.42%)
Other	2,346	3,277	931	28.41%	4,786	6,696	1,910	28.52%
Total non-interest expense	$25,422	$26,822	$1,400	5.22%	$50,943	$55,005	$4,062	7.38%

Non-interest expense decreased $1.4 million, or 5.22%, to $25.4 million for the quarter ended June 30, 2024 compared with $26.8 million for the same period a year ago. This decrease was primarily comprised of a $0.9 million decrease in net gains on deferred compensation plan investments and a $0.9 million decrease in miscellaneous expenses. The decrease in other non-interest expenses was due primarily to the adoption of ASU 2023-02 which shifts the amortization of low-income housing tax credits to the income tax line under the proportional amortization method. For the second quarter of 2024 this amounted to $1.1 million. These decreases were partially offset by a $0.2 million increase in data processing expenses and a $0.1 million increase in marketing expenses.

Net gains on deferred compensation plan obligations were $0.4 million for the quarter ended June 30, 2024 compared with net losses of $1.3 million for the same respective period. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 15, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense decreased $4.1 million, or 7.38%, to $50.9 million for the six months ended June 30, 2024 compared with $55.0 million for the same period a year ago. This decrease was primarily comprised of a $2.0 million decrease in salaries and employee benefits, a $1.9 million decrease in other miscellaneous expenses and a $0.6 million decrease in net gains on deferred compensation plan investments. The decrease in salaries and employee benefits was due primarily to reduced discretionary compensation. The decrease in miscellaneous expenses was due primarily to the adoption of ASU 2023-02 which shifts the benefits of low-income housing tax credits to the income tax line under the proportional amortization method. For the first half of 2024 this amounted to $2.2 million. These decreases were partially offset by an increase of $0.4 million in data processing expenses.

The Company recorded net gains on deferred compensation plan investments of $1.6 million for the six months ended June 30, 2024 compared with net gains of $2.2 million for the same respective period. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense
For the three and six months ended June 30, 2024, income tax expense was $8.4 million and $16.9 million, respectively compared to $7.2 million and $13.1 million for the same periods a year ago. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 27.75% and 27.53%, respectively compared to 25.21% and 22.65% for the same period in 2023. The Company’s higher income tax expense and effective tax rates for the three and six months of 2024 compared to 2023 was due in part to the adoption of ASC 2023-02 which shifts the amortization of low-income housing tax credits from other non-interest expense to the income tax line under the proportional amortization method thereby increasing income tax expense resulting in an increase in the effective tax rate. The Company’s effective tax rate for the six months ended June 30, 2023 was also lower than normal due to a non-taxable BOLI death benefit of $4.3 million. The Company’s effective tax rate can also fluctuate from quarter to quarter due to changes in the mix of taxable and tax-exempt earning sources.

Balance Sheet Analysis

Total assets were $5.3 billion at June 30, 2024 consistent with December 31, 2023. Loans held for investment were $3.7 billion at June 30, 2024 consistent with December 31, 2023. Total deposits were $4.6 billion at June 30, 2024 compared with $4.7 billion at December 31, 2023, a decrease of $71.0 million or 1.52%. Our loan to deposit ratio was 80.32% and 78.52% as of June 30, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Interest bearing deposits with banks totaled $225.7 million at June 30, 2024 and $338.4 million at December 31, 2023. The Company’s total cash and cash equivalents as of June 30, 2024 represents 5.6% of the Company’s total assets as compared to 7.7% as of December 31, 2023.

Investment Securities

The Company’s net investment portfolio increased by $46.0 million or 4.60% to $1.0 billion at June 30, 2024 compared to December 31, 2023. The increase was due to the purchase of $85.4 million in investments securities during the first half of 2024 offset by normal principal maturities or pay downs. During the first half of 2024 as part of managing the investment portfolio, the portfolio mix has shifted as available-for-sale securities increased from $182.5 million as of December 31, 2023 to $251.4 million as of June 30, 2024 while the held-to-maturity securities decreased from $817.7 million as of December 31, 2023 to $794.8 million as of June 30, 2024.  The Company’s total investment portfolio as of June 30, 2024 represents 19.86% of the Company’s total assets as compared to 18.84% at December 31, 2023.

The carrying value of our portfolio of investment securities was as follows:
(Dollars in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities
U.S. Government-sponsored securities	$2,882	$3,224
Mortgage-backed securities(1)	227,863	163,838
Collateralized mortgage obligations(1)	5,606	535
Corporate securities	14,752	14,605
Other	310	310
Total available-for-sale securities	$251,413	$182,512

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Held-to-maturity securities
Mortgage-backed securities(1)	$646,404	$664,728
Collateralized mortgage obligations(1)	71,182	74,170
Municipal securities	77,211	78,790
Total held-to-maturity securities	$794,797	$817,688

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for contractual final maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of June 30, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$6	4.58%	$70	6.40%	$236	6.63%	$2,570	6.44%	2,882	6.45%
Mortgage-backed securities(1)	42	1.79%	4,720	2.54%	4,742	3.79%	218,359	4.31%	227,863	4.26%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,606	6.19%	5,606	6.19%
Corporate securities	-	0.00%	14,752	5.71%	-	0.00%	-	0.00%	14,752	5.71%
Other	310	4.22%	-	0.00%	-	0.00%	-	0.00%	310	4.22%
Total securities available-for-sale	$358	3.94%	$19,542	4.95%	$4,978	3.92%	$226,535	4.38%	$251,413	4.41%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of June 30, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$1,598	0.86%	$10,069	1.40%	$493,478	1.91%	$505,145	1.90%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	56,876	1.76%	56,876	1.76%
Municipal securities	2,659	5.99%	16,049	3.69%	8,171	3.17%	49,818	3.99%	76,697	3.24%
Total securities held-to-maturity	$2,659	5.99%	$17,647	3.43%	$18,240	2.19%	$600,172	2.07%	$638,718	2.05%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	5.91%	$99	6.47%	$269	6.65%	$2,855	6.44%	$3,224	6.46%
Mortgage-backed securities(1)	169	1.79%	6,138	2.57%	4,916	3.78%	152,615	3.52%	163,838	3.44%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	535	2.27%	535	2.27%
Corporate securities	-	0.00%	14,605	5.71%	-	0.00%	-	0.00%	14,605	5.71%
Other	310	8.20%	-	0.00%	-	0.00%	-	0.00%	310	8.20%
Total securities available-for-sale	$480	5.94%	$20,842	4.79%	$5,185	3.93%	$156,005	3.57%	$182,512	3.68%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$2,058	0.78%	$12,418	1.41%	$650,252	1.90%	$664,728	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	74,170	1.75%	74,170	1.75%
Municipal securities	875	4.01%	15,962	4.23%	10,703	3.76%	51,250	3.88%	78,790	3.93%
Total securities held-to-maturity	$875	4.01%	$18,020	3.84%	$23,121	2.50%	$775,672	2.02%	$817,688	2.07%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

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

The Company’s loan and lease portfolio at June 30, 2024 totaled $3.7 billion, an increase of $27.7 million or 0.76% over December 31, 2023.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,363,198	36.92%	$1,323,038	36.10%
Agricultural	726,128	19.67%	742,009	20.24%
Residential and home equity	406,562	11.01%	399,982	10.91%
Construction	200,673	5.43%	212,362	5.80%
Total real estate	2,696,561	73.03%	2,677,391	73.05%
Commercial & industrial	498,844	13.51%	499,373	13.62%
Agricultural	312,882	8.47%	313,737	8.56%
Commercial leases	178,252	4.83%	169,684	4.63%
Consumer and other	5,698	0.16%	5,212	0.14%
Total gross loans and leases	$3,692,237	100.00%	$3,665,397	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of June 30, 2024.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$84,725	$414,070	$828,416	$35,987	$1,363,198
Agricultural	60,611	169,903	447,562	48,052	726,128
Residential and home equity	85	4,875	113,275	288,327	406,562
Construction	157,569	41,472	1,632	-	200,673
Total real estate	302,990	630,320	1,390,885	372,366	2,696,561
Commercial & industrial	229,535	167,173	99,820	2,316	498,844
Agricultural	192,082	100,400	20,400	-	312,882
Commercial leases	4,228	50,422	123,602	-	178,252
Consumer and other	727	3,826	677	468	5,698
Total gross loans and leases	$729,562	$952,141	$1,635,384	$375,150	$3,692,237
Rate structure for loans and leases
Fixed Rate	$162,760	$618,506	$1,130,301	$208,609	$2,120,176
Adjustable Rate	566,802	333,635	505,083	166,541	1,572,061
Total gross loans and leases	$729,562	$952,141	$1,635,384	$375,150	$3,692,237

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing assets:
Total non-performing loans and leases	$-	$-
Other real estate owned (“OREO”)	873	873
Total non-performing assets	$873	$873

Selected ratios:
Non-performing loans to total loans and leases	0.00%	0.00%
Non-performing assets to total assets	0.02%	0.02%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had no non-accrual loans and leases June 30, 2024 and December 31, 2023.

Other Real Estate Owned –OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at June 30, 2024, and at December 31, 2023.

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

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not collateral dependent. The Company uses the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL, as this method is deemed the most appropriate given the Company’s current size and complexity. See “Summary of Critical Accounting Policies and Estimates - Allowance for Credit Losses – Loans and Leases.”

The allowance for credit losses is the combination of the allowance for credit losses on loan and lease losses and the allowance for credit losses on unfunded loan commitments.  The ACL for unfunded loan commitments is included within “Interest payable and other liabilities” on the consolidated balance sheets. The following table presents information regarding the allowance for credit losses on loans and leases held for investment as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023

Allowance for credit losses - loans and leases	$75,032	$74,965
Allowance for credit losses - unfunded commitments	3,690	3,690
Total allowance for credit losses	$78,722	$78,655

Allowance for loan and lease losses to loans and leases held for investment	2.03%	2.05%
Total allowance for credit losses to loans and leases held for investment	2.13%	2.15%

The following table sets forth the activity in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Balance at beginning of year	$78,655	$68,975
Provision for credit losses:
Allowance for credit losses- loans and leases	-	4,000
Allowance for credit losses- unfunded loan commitments	-	-
Total provision for credit losses	-	4,000
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	(14)
Construction	-	-
Total real estate	-	(14)
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(26)	(18)
Total charge-offs	(26)	(32)
Recoveries:
Real estate:
Commercial	-	170
Agricultural	-	-
Residential and home equity	15	31
Construction	-	-
Total real estate	15	201
Commercial & industrial	-	38
Agricultural	38	3
Commercial leases	-	-
Consumer and other	40	17
Total recoveries	93	259
Net recoveries / (charge-offs)	67	227

Balance at end of year	$78,722	$73,202

Selected financial information:
Net loans and leases held for investment	$3,682,370	$3,491,723
Average loans and leases	3,675,286	3,444,490
Non-performing loans and leases	-	375
Allowance for credit losses to non-performing loans and leases	0.00%	N/M (1)
Net (recoveries)/charge-offs to average loans and leases	(0.002%)	(0.01%)
Provision for credit losses to average loans and leases	0.00%	0.12%
Allowance for credit losses to gross loans and leases held for investment	2.13%	2.09%

(1)	Not meaningful

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$22,608	36.92%	1.66%	$26,093	36.10%	1.97%
Agricultural	16,486	19.67%	2.27%	7,744	20.24%	1.04%
Residential and home equity	7,584	11.01%	1.87%	7,770	10.91%	1.94%
Construction	2,165	5.43%	1.08%	4,432	5.80%	2.09%
Total real estate	48,843	73.03%	1.81%	46,039	73.05%	1.72%
Commercial & industrial	10,972	13.51%	2.20%	13,380	13.62%	2.68%
Agricultural	6,908	8.47%	2.21%	8,872	8.56%	2.83%
Commercial leases	7,597	4.83%	4.26%	6,537	4.63%	3.85%
Consumer and other	712	0.16%	12.50%	137	0.14%	2.63%
Total allowance for credit losses	$75,032	100.00%	2.03%	$74,965	100.00%	2.05%

Deposits

Total deposits were $4.6 billion and $4.7 billion as of June 30, 2024 and December 31, 2023, respectively a decrease of $71.0 million or 1.52%. During the first quarter of 2024 the Company experienced an increase in deposits $291.5 million. The increase, during the first quarter, in deposits was primarily due to $100.0 million in a State of California certificate of deposit and $200.0 million in brokered deposits, all of which matured during the second quarter. The decrease in deposits from December 31, 2023 to June 30, 2024 was primarily attributable to the shift in customer behavior over the last year as customers seek higher yielding deposit products or other investment alternatives such as U.S. Treasuries or money market funds given the interest rate environment.

Non-interest bearing demand deposits were $1.4 billion as of June 30, 2024 and $1.5 billion at December 31, 2023. Non-interest bearing deposits were 29.97% of total deposits, as of June 30, 2024 and 31.76% as of December 31, 2023. Interest bearing deposits were $3.2 billion at June 30, 2024 and December 31, 2023. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. The decrease in non-interest bearing deposits primarily reflects changes in customer behavior as customers shifted from non-interest bearing accounts to other investment alternatives or higher interest earning accounts given the interest rate environment. Checking account deposits were 48.60% of total deposits as of June 30, 2024 compared to 51.76% of total deposits as of December 31, 2023.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$933,572	$2,792	0.60%	$1,004,651	$888	0.18%
Savings and money market	1,617,105	14,895	1.85%	1,593,158	7,656	0.97%
Certificates of deposit greater than $250,000	426,878	7,410	3.49%	188,053	2,142	2.30%
Certificates of deposit less than $250,000	354,090	7,454	4.23%	233,945	1,419	1.22%
Total interest bearing deposits	3,331,645	32,551	1.96%	3,019,807	12,105	0.81%
Non-interest bearing deposits	1,385,832			1,584,215
Total deposits	$4,717,477	$32,551	1.39%	$4,604,022	$12,105	0.53%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The increase in short-term interest rates during 2023 and customers seeking higher yielding deposit products continued to place pressure on deposit pricing. The average cost of total deposits, including non-interest bearing deposits, increased to 1.51% for the three months ended June 30, 2024, compared to 0.74% for the same period a year ago and 1.14%  as of December 31, 2023.

The following table shows deposits with a balance greater than $250,000 at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non-maturity deposits greater than $250,000	$2,331,371	$2,496,749
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	115,603	84,460
3 months to 6 months	167,884	111,866
6 months to 12 months	112,564	107,080
More than 12 months	4,682	15,423
Total certificates of deposit greater than $250,000	$400,733	$318,829
Total deposits greater than $250,000	$2,732,104	$2,815,578

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of June 30, 2024 and December 31, 2023, the Bank had $3.0 million of these deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.2 billion at June 30, 2024 and December 31, 2023.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at June 30, 2024 or December 31, 2023. There were no Federal Funds purchased or advances from the FRB at June 30, 2024 or December 31, 2023. FHLB advances as of March 31, 2024 were $100.0 million which was repaid during the second quarter.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is September 18, 2024) and the rate was 8.45% as of June 30, 2024 and 8.49% at December 31, 2023. The average rate paid for these securities was 8.60% for the first half of 2024 and 7.82% for the first half of 2023. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $576.2 million at June 30, 2024 an increase of $26.4 million or 4.8% from $549.8 million at December 31, 2023.

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

As of June 30, 2024, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of June 30, 2024 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of June 30, 2024 and December 31, 2023.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	June 30, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$578,272	13.09%	$198,760	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	588,272	13.32%	265,014	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	643,779	14.58%	353,352	8.00%	N/A	N/A
Tier 1 leverage capital ratio	588,272	10.66%	220,801	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$588,783	13.33%	$198,758	4.50%	$287,095	6.50%
Tier 1 capital to risk-weighted assets	588,783	13.33%	265,011	6.00%	353,348	8.00%
Risk-based capital to risk-weighted assets	644,290	14.59%	353,348	8.00%	441,685	10.00%
Tier 1 leverage capital ratio	588,783	10.67%	220,633	4.00%	275,791	5.00%

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$546,045	12.30%	$199,724	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	556,045	12.53%	266,298	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	611,815	13.78%	355,064	8.00%	N/A	N/A
Tier 1 leverage capital ratio	556,045	10.38%	214,267	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$557,500	12.56%	$199,722	4.50%	$288,487	6.50%
Tier 1 capital to risk-weighted assets	557,500	12.56%	266,295	6.00%	355,061	8.00%
Risk-based capital to risk-weighted assets	613,270	13.82%	355,061	8.00%	443,826	10.00%
Tier 1 leverage capital ratio	557,500	10.42%	214,078	4.00%	267,597	5.00%

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

During the first six months of 2024 the Company repurchased 8,663 shares under the Repurchase Plan, for a total of $8.9 million. As of June 30, 2024, there remains $15.7 million authorized for repurchases under the Repurchase Plan.

On May 13, 2024, the Board of Directors declared a mid-year cash dividend of $8.80 per share, a 6.0% increase over the $8.30 per share paid on July 1, 2023. The cash dividend totaling $6.5 million was paid on July 1, 2024, to shareholders of record on June 11, 2024.

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

The following table sets forth our off-balance-sheet lending commitments as of June 30, 2024:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,002,071	$456,271	$333,897	$30,138	$181,765
Standby letters of credit	15,082	12,274	2,308	500	-
Total off-balance sheet commitments	$1,017,153	$468,545	$336,205	$30,638	$181,765

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.7 million at June 30, 2024 and December 31, 2023.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 60 months with final expiration in October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $295.9 million or 5.62% of total assets as of June 30, 2024. The majority of cash is on deposit with the FRB and amounted to $225.7 million. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at June 30, 2024:

	June 30, 2024
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank	$1,157,869	$-	$1,157,869	$1,478,075
Federal Home Loan Bank	811,811	-	811,811	1,047,075
US Bank Fed Funds	50,000	-	50,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,087,680	$-	$2,087,680	$2,525,150

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2024 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of June 30, 2024, we had internal sources of liquidity comprised of $295.9 million in cash and $226.6 million unencumbered investment securities, which represented in the aggregate 9.91% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above bringing our total available liquidity to $2.6 billion. Our pledged collateral on short-term borrowing lines was comprised of $2.8 billion in loans and $1.7 million in investment securities. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

Our primary investing activities are the origination of loans and lease and purchases and sales of investment securities. As of June 30, 2024, we had unfunded loan commitments of $1.0 billion and unfunded letters of credit of $15.1 million. At June 30, 2024 we believe that we had sufficient funds available to meet current loan commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at June 30, 2024 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of June 30, 2024, our loan and lease portfolio was comprised of 57.4% fixed rate and 42.6% variable rate loans. The vast majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at June 30, 2024, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
June 30, 2024
+300 bps	(1.0%)	(10.2%)
+200 bps	(0.8%)	(7.3%)
+100 bps	(0.2%)	(2.9%)
0 bps	-	-
-100 bps	(1.2%)	(0.4%)
-200 bps	(2.6%)	(3.0%)
-300 bps	(4.3%)	(8.3%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the six months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands) (1)
Total 1st Quarter 2024	5,201	$1,038.00	5,201	$19,140

April 1, 2024 to April 30, 2024	675	$978.00	675	$18,480
May 1, 2024 to May 31, 2024	2,527	994.00	2,527	15,967
June 1, 2024 to June 30, 2024	260	1,012.00	260	15,704
Total 2nd Quarter 2024	3,462	$992.00	3,462	$15,704
Total 2024	8,663	$1,020.00	8,663	$15,704

(1)As of November 14, 2023 the Board approved an extension to the repurchase program through December 31, 2024 and for an additional $25 million of the Company’s common stock.
(2)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the six months ended June 30, 2024, the excise tax expense totaled $88,000.

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

During the first half of 2024 the Company repurchased 8,663 shares under the Repurchase Plan, for a total of $8.9 million.  As of June 30, 2024, there remains $15.7 million authorized for repurchases under the Repurchase Plan. All of these shares were purchased at prices ranging from $965.00 to $1,090.00 per share, based upon the then current price on the OTCQX.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Amended and Restated Rights Agreement, dated as of April 5, 2024, between Farmers & Merchants Bancorp and Computershare Trust, N.A., a federally chartered, limited purpose trust company (as successor to Registrar and Transfer Company), as Rights Agent, including Form of Right Certificate attached thereto as Exhibit B, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on April 5, 2024.

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

FARMERS & MERCHANTS BANCORP

Date: August 9, 2024	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)