Form 10-Q
period 2024-09-30
FARMERS & MERCHANTS BANCORP
filed 2024-11-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes ☐  No ☒

As of October 31, 2024, the registrant had 699,982 shares of common stock $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$94,613	$72,267
Interest bearing deposits with banks	198,637	338,375
Total cash and cash equivalents	293,250	410,642
Securities available-for-sale, amortized cost $414,094 and $199,374, respectively	401,563	182,512
Securities held-to-maturity, fair value $652,701 and $671,585, respectively	780,510	817,688
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,181,623	999,750
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,704,109	3,654,689
Allowance for credit losses - loans and leases	(75,816)	(74,965)
Loans and leases held for investment, net	3,628,293	3,579,724
Bank-owned life insurance	73,453	74,931
Premises and equipment, net	51,127	51,907
Deferred income tax assets and income taxes receivable	33,689	50,071
Accrued interest receivable	30,155	28,520
Goodwill	11,183	11,183
Other intangibles	1,824	2,236
Other real estate owned	873	873
Other assets	97,113	83,542
TOTAL ASSETS	$5,418,132	$5,308,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,465,859	$1,482,571
Interest bearing:
Demand	888,793	933,417
Savings and money market	1,596,678	1,607,479
Certificates of deposit	757,352	644,628
Total interest bearing	3,242,823	3,185,524
Total deposits	4,708,682	4,668,095
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	96,444	80,768
TOTAL LIABILITIES	4,815,436	4,759,173

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 737,995 and 747,971 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	26,645	36,852
Retained earnings	585,504	525,360
Accumulated other comprehensive loss, net of taxes	(9,460)	(12,464)
TOTAL SHAREHOLDERS’ EQUITY	602,696	549,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,418,132	$5,308,928

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$56,698	$52,153	$168,296	$149,851
Interest and dividends on investment securities	8,044	5,485	22,171	16,593
Interest on deposits with others	3,893	8,075	14,640	19,918
Total interest income	68,635	65,713	205,107	186,362

Interest expense
Deposits	16,421	12,051	48,972	24,156
Borrowed funds	-	-	986	-
Subordinated debentures	221	221	662	621
Total interest expense	16,642	12,272	50,620	24,777
Net interest income	51,993	53,441	154,487	161,585
Provision for credit losses	-	3,000	-	7,057
Net interest income after provision for credit losses	51,993	50,441	154,487	154,528
Non-interest income
Card processing	1,777	1,693	5,170	4,996
Service charges on deposit accounts	794	722	2,291	2,046
Increase in cash surrender value of BOLI	606	512	1,803	1,462
Gain on BOLI death benefit	-	-	-	4,346
Net gain (loss) on sale of securities available-for-sale	743	-	743	(5,686)
Net gain (loss) on deferred compensation benefits	1,277	(304)	2,849	1,894
Other	1,083	983	3,266	3,455
Total non-interest income	6,280	3,606	16,122	12,513
Non-interest expense
Salaries and employee benefits	19,049	17,172	54,551	54,693
Net gain (loss) on deferred compensation benefits	1,277	(304)	2,849	1,894
Data processing	1,513	1,254	4,503	3,821
Occupancy	1,318	1,191	3,793	3,599
Deposit insurance	705	687	2,119	2,052
Professional services	968	687	2,130	2,042
Marketing	504	440	1,546	1,335
Other	2,421	3,341	7,207	10,037
Total non-interest expense	27,755	24,468	78,698	79,473
INCOME BEFORE INCOME TAXES	30,518	29,579	91,911	87,568
Income tax expense	8,397	7,545	25,300	20,679
NET INCOME	$22,121	$22,034	$66,611	$66,889

Earnings per common share:
Basic	$29.96	$29.23	$89.91	$88.06
Diluted	$29.96	$29.23	$89.91	$88.06

Weighted average number of common shares
Basic	738,421	753,780	740,898	759,600
Diluted	738,421	753,780	740,898	759,600

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$22,121	$22,034	$66,611	$66,889
Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities	8,769	(5,181)	5,074	(4,011)
Reclassification adjustment for (gains)/losses on available-for-sale securities	(743)	-	(743)	5,686
Amortization of unrealized loss on securities transferred to held-to-maturity	(17)	(28)	(66)	(105)
Net unrealized gains/(losses) on securities	8,009	(5,209)	4,265	1,570
Income tax (expense)/benefit	(2,368)	1,540	(1,261)	(464)
Other comprehensive income/(loss), net of tax	5,641	(3,669)	3,004	1,106
Total comprehensive income	$27,762	$18,365	$69,615	$67,995

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2024 and 2023
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	$576,220
Net income	-	-	-	22,121	-	22,121
Other comprehensive income, net of tax	-	-	-	-	5,641	5,641
Repurchase of common stock	(1,313)	-	(1,286)	-	-	(1,286)
Balance as of September 30, 2024	737,995	$7	$26,645	$585,504	$(9,460)	$602,696

Balance as of June 30, 2023	754,523	$8	$43,263	$488,501	$(17,063)	$514,709
Net income	-	-	-	22,034	-	22,034
Other comprehensive loss, net of tax	-	-	-	-	(3,669)	(3,669)
Repurchase of common stock	(2,510)	(1)	(2,450)	-	-	(2,451)
Balance as of September 30, 2023	752,013	$7	$40,813	$510,535	$(20,732)	$530,623

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	40
Net income	-	-	-	66,611	-	66,611
Other comprehensive income, net of tax	-	-	-	-	3,004	3,004
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	(6,507)
Repurchase of common stock	(9,976)	-	(10,207)	-	-	(10,207)
Balance as of September 30, 2024	737,995	$7	$26,645	$585,504	$(9,460)	$602,696

Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	66,889	-	66,889
Other comprehensive income, net of tax	-	-	-	-	1,106	1,106
Cash dividends declared ($8.30 per share)	-	-	-	(6,286)	-	(6,286)
Repurchase of common stock	(16,324)	(1)	(16,393)	-	-	(16,394)
Balance as of September 30, 2023	752,013	$7	$40,813	$510,535	$(20,732)	$530,623

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$66,611	$66,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	7,057
Depreciation and amortization	2,191	1,833
Net (accretion) amortization of securities premiums and discounts	(1,132)	11
Increase in cash surrender value of BOLI	(1,803)	(1,462)
Gain on BOLI death benefit	-	(4,346)
Decrease/(increase) in deferred income taxes, net	5,829	(1,994)
(Gain)/Loss on sale of securities available-for-sale	(743)	5,686
Net changes in:
Other assets	(3,146)	2,368
Other liabilities	22,728	18,297
Net cash provided by operating activities	90,535	94,339
Cash flows from investing activities:
Net change in loans and leases held for investment	(49,540)	(59,022)
Purchase of available-for-sale securities	(300,456)	(4,515)
Purchase of held-to-maturity securities	(3,043)	(3,814)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	87,693	46,751
Proceeds from maturities, calls and pay downs of held-to-maturity securities	40,247	37,524
Purchase of premises and equipment	(1,413)	(4,493)
Purchase of other investments	(14,486)	(5,263)
Redemption of other investments	5,917	-
Proceeds from bank-owned life insurance	3,281	11,752
Proceeds from sale of assets	-	27
Net cash (used in) provided by investing activities	(231,800)	18,947
Cash flows from financing activities:
Net increase/(decrease) in deposits	40,587	(10,502)
Cash dividends paid	(6,507)	(6,286)
Net cash used in share repurchases of common stock	(10,207)	(16,394)
Net cash provided by (used in) financing activities	23,873	(33,182)
Net change in cash and cash equivalents	(117,392)	80,104
Cash and cash equivalents, beginning of period	410,642	588,257
Cash and cash equivalents, end of period	$293,250	$668,361

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,631	$18,664
Income taxes paid	$4,241	$16

Supplemental disclosures of non-cash transactions:
Net change in unrealized losses on securities available-for-sale	$(4,331)	$(1,676)

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Summary of Significant Accounting Policies

Allowance for Credit Losses — Loans and Leases — On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology that delays recognition until it is probable a loss has been incurred with an expected loss methodology that is referred to as CECL. Both the FASB Staff Q&A Topic 326, No. 1 and the federal financial institution regulatory agencies (“Financial Institution Letter FIL-17-2019”), along with the Securities and Exchange Commission, have confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses. Accordingly, in adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) methodology was most appropriate given the Company’s current size and complexity. Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over the remaining life of the loan. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pools current expected credit losses.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies—Continued
The Company’s methodology is set forth in a formal policy and takes into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis, which have similar risk characteristics as well as allowances to individual loans that do not share similar risk characteristics. The methodology for determining the allowance for credit losses (“ACL”) on loans is considered a critical accounting policy by management because of the high degree of judgment involved. The subjectivity of the assumptions used and the potential for changes in the economic environment could result in changes to the amount of the recorded ACL. Among the material estimates required to establish the ACL are: (i) a weighted average loss estimate categorized by loan segmentation; (ii) average duration calculations in order to assess the loss factors over the life of the loan segment; (iii) an economic report to assess macro and micro-economic factors influencing loss potential; (iv) value of collateral and strength of borrowers; (v) the amount and timing of future cash flows for loans individually evaluated; and (vi) the determination of the qualitative loss factors. All of these estimates are susceptible to significant change.

The Company extends loans to commercial and consumer customers primarily in Central California. These lending activities expose the Company to the risk borrowers will default, causing loan losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial and industrial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the agricultural and agricultural real estate segments include the borrowers’ business performance, the value of properties collateralizing the loans, stemming from commodity market prices and yield risks associated with water availability, disease, and inclement weather. Significant risk characteristics related to the construction real estate loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the commercial leasing portfolio include issues that may arise from bank ownership and conversion of collateral with shifting market values. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

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

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and economic forecasts. Management evaluates the reasonable and supportable forecasts over the expected duration of the loan portfolio segments which ranges from 6 months to 3.5 years. Historical credit loss experience, which is based on peer information, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and economic forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The ACL is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, actual loss experience and current economic conditions.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies—Continued
Management incorporates reasonable and supportable information in order to calculate the ACL. This includes the ability to reliably forecast and document exogenous events that may affect the credit performance of the Company’s loan portfolio.

Management utilizes the seventeen loan segments used in preparing regulatory Call Reports to segment its portfolio and to extract the relevant information needed to calculate its ACL.  This allows management the ability to obtain historical loss information for itself as well as its peer groups. Additionally, management’s third party ALM application also utilizes a similar loan segmentation in calculating weighted average remaining life and duration including estimated prepayments. Management uses the duration of each loan segment to estimate the remaining life of loans to ensure that the model covers credit losses over the expected life of such loans.

The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan. Management must use relevant available information about past events (e.g. historical losses) current conditions, and economic forecasts about future conditions. Historical annual loss rates serve as the starting point to estimate expected credit losses. Management uses a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses. Prior to the third quarter of 2024 the representative period used for the full economic credit cycle was the period from 2009 to 2023 for all loan segments.  In the third quarter of 2024, the representative period was updated to be from the first quarter of 2008 to the fourth quarter of 2017 for all segments except farmland and agriculture for which the first quarter of 1985 to the fourth quarter of 1994 was used. These updated periods were deemed to be more comparable to a typical economic cycle as recent years were impacted by significant federal government stimulus in response to the effects of COVID-19. Additionally, due to the nature of the 1985 economic downturn and the specific impact that had on the farmland and agricultural lenders, we believe this is more comparable for the farmland and agricultural loan segments.

Management has collected historical loss information on its own loan portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from the Federal regulators using FFIEC call report data for all segments except for farmland and agricultural loan segments, which utilize Federal Reserve Economic Data (FRED). Federal regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes approximately 200 banks nationally. This peer group is similar in asset size and concentration with the exception of the agricultural portfolio as the Company is the 15th largest agricultural lender in the country. As a result, none of the banks in the above national peer group have an agricultural concentration similar to the Company. Therefore, for purposes of historical losses, the Company uses the asset size peer group loss information for all loan segments except farmland and agricultural loans which uses a national peer group regardless of asset size. Using these peer groups, the model calculates the mean historical loss rate over the respective economic credit cycles described above for both the Company and its peer groups. Prior to the third quarter of 2024, the Company did use its own historical loss information for the farmland and agricultural loan segments, however this was changed to accommodate the new historical loss period discussed in the previous paragraph. Additionally, prior to the third quarter of 2024, the mean historical loss rates derived in the above process were then adjusted by a standard deviation calculation based on management’s reasonable and supportable forecasts. However, in the third quarter of 2024 the standard deviation calculation was removed and replaced with a linear loss calculation over the defined economic credit cycles which management believes reduces the extent of management judgments in determination of the forecast.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies—Continued
In addition to the quantitative calculations described above, management employs the use of qualitative factors as defined by the Interagency Policy Statement on Allowance for Credit Losses (“SR 20-12”). Management considers qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, as defined in the Interagency guidance, including but not limited to:

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

Prior to the third quarter of 2024, the additional expected credit losses from qualitative factors associated with specific idiosyncratic risks relied upon specific data intensive inputs and calculations and generally relied upon more subjective inputs as part of the calculations resulting in a cumbersome and complex process. In the third quarter of 2024, in an effort to improve the process, while reducing the extent of management judgments, management implemented a risk setting scorecard approach which was applied to each loan portfolio segment to capture all risks across the various qualitative factors above utilizing a linear range of potential loss patterns to ensure potential losses are appropriately supported through historical losses.

As highlighted above, the Company made updates to certain assumptions and processes in the calculation of the ACL during the third quarter of 2024 including the forecast, economic credit cycle, the peer groups and the qualitative factor calculations process. The Company applied these updates to the current period and all prior periods presented and noted that the updates had no material impact to the Company’s consolidated financial statements.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.The Company is currently evaluating the impact this ASU will have on its disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies—Continued
In December 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 requires annual disclosures for fiscal years beginning January 1, 2024 and interim disclosures for fiscal years beginning January 1, 2025. Early adoption is permitted. The Company is required to apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company has only one operating segment therefore the impact of this new standard is not expected to have a material impact on the new disclosures upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. The Company will update its income tax disclosures upon adoption.

In March 2024, the FASB issued ASU 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting this new standard but does not expect it to have a material impact on its consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies—Continued
The Company has considered all newly issued accounting guidance that is applicable to its operations and the preparation of its unaudited consolidated statements, including those it has not yet adopted. ASUs not listed above were assessed and either determined to be not applicable or expected to have a minimal impact on the Company’s consolidated financial statements.

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of September 30, 2024
U.S. Government-sponsored securities	$2,791	$11	$14	$2,788
Mortgage-backed securities (1)	390,440	4,753	17,474	377,719
Collateralized mortgage obligations (1)	5,725	99	10	5,814
Corporate securities	14,786	120	16	14,890
Other	352	-	-	352
Total available-for-sale securities	$414,094	$4,983	$17,514	$401,563

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

The book values, estimated fair values and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of September 30, 2024
Mortgage-backed securities (1)	$635,630	$47	$116,056	$519,621	$-
Collateralized mortgage obligations (1)	69,705	-	11,878	57,827	-
Municipal securities	75,175	163	85	75,253	450
Total held-to-maturity securities	$780,510	$210	$128,019	$652,701	$450

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of December 31, 2023
Mortgage-backed securities(1)	$664,728	$30	$132,043	$532,715	$-
Collateralized mortgage obligations(1)	74,170	-	14,017	60,153	-
Municipal securities	78,790	107	180	78,717	450
Total held-to-maturity securities	$817,688	$137	$146,240	$671,585	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that are less than 12 months and 12 months or more:

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$7	$-	$990	$14	$997	$14
Mortgage-backed securities(1)	10,700	61	72,950	17,413	83,650	17,474
Collateralized mortgage obligations(1)	-	-	475	10	475	10
Corporate securities	10,008	16	-	-	10,008	16
Total available-for-sale securities	$20,715	$77	$74,415	$17,437	$95,130	$17,514

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

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

As of September 30, 2024, the Company held 180 available-for-sale securities of which 7 were in an unrealized loss position for less than twelve months and 116 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	September 30, 2024
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued
The amortized cost and estimated fair values of investment securities at September 30, 2024 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$359	$359	$982	$977
After one year through five years	18,598	18,632	22,486	22,283
After five years through ten years	2,233	2,206	14,939	14,403
After ten years	392,904	380,366	742,103	615,038
Total	$414,094	$401,563	$780,510	$652,701

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

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. The following tables summarizes the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
September 30, 2024
Municipal securities	$19,484	$401	$55,290	$75,175
Total	$19,484	$401	$55,290	$75,175

As of September 30, 2024, there were no past due principal or interest payments associated with these securities.

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2023
Municipal securities	$20,203	$395	$58,192	$78,790
Total	$20,203	$395	$58,192	$78,790

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued
Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Nine months ended September 30, 2024	$70,251	$839	$96
Nine months ended September 30, 2023	$30,482	$-	$5,686

Pledged Securities

As of September 30, 2024, investment securities carried at $725.3 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount of investments pledged was $794.1 million at December 31, 2023.

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Loans and leases held for investment, net
Real estate:
Commercial	$1,352,983	$1,323,038
Agricultural	737,274	742,009
Residential and home equity	403,096	399,982
Construction	205,877	212,362
Total real estate	2,699,230	2,677,391
Commercial & industrial	530,564	499,373
Agricultural	304,425	313,737
Commercial leases	174,293	169,684
Consumer and other	5,223	5,212
Total gross loans and leases	3,713,735	3,665,397
Unearned income	(9,626)	(10,708)
Total net loans and leases	3,704,109	3,654,689
Allowance for credit losses	(75,816)	(74,965)
Total loans and leases held for investment, net	$3,628,293	$3,579,724

At September 30, 2024, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.5 billion, respectively. The borrowing capacity on these loans was $789.6 million from FHLB and $1.2 billion from the FRB at September 30, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	September 30, 2024
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,345,487	$170	$-	$-	$170	$1,345,657
Agricultural	731,270	6,004	-	-	6,004	737,274
Residential and home equity	402,419	-	-	677	677	403,096
Construction	205,877	-	-	-	-	205,877
Total real estate	2,685,053	6,174	-	677	6,851	2,691,904
Commercial & industrial	529,764	-	800	-	800	530,564
Agricultural	304,425	-	-	-	-	304,425
Commercial leases	171,993	-	-	-	-	171,993
Consumer and other	5,214	9	-	-	9	5,223
Total loans and leases, net	$3,696,449	$6,183	$800	$677	$7,660	$3,704,109

	December 31, 2023
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$1,314,928	$-	$-	$-	$-	$1,314,928
Agricultural	742,009	-	-	-	-	742,009
Residential and home equity	399,946	36	-	-	36	399,982
Construction	212,362	-	-	-	-	212,362
Total real estate	2,669,245	36	-	-	36	2,669,281
Commercial & industrial	499,341	32	-	-	32	499,373
Agricultural	313,737	-	-	-	-	313,737
Commercial leases	167,086	-	-	-	-	167,086
Consumer and other	5,209	3	-	-	3	5,212
Total loans and leases, net	$3,654,618	$71	$-	$-	$71	$3,654,689

Non-accrual loans are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans and leases:
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	677	-
Construction	-	-
Total real estate	677	-
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-accrual loans and leases	$677	$-

There was no related allowance for the non-accrual loans at September 30, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we had one residential real estate loan modified in the amount of $127,000 that had the contractual interest rate decreased by 1.00% and the contractual term extended by 120 months.

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

There were no loans that were modified within the last 12 months that had a payment default or were past due during the nine months ended September 30, 2024.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	September 30, 2024
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,344,017	$1,640	$-	$-	$1,345,657	$21,038
Agricultural	707,492	29,782	-	-	737,274	23,418
Residential and home equity	402,081	101	914	-	403,096	6,967
Construction	205,877	-	-	-	205,877	3,473
Total real estate	2,659,467	31,523	914	-	2,691,904	54,896
Commercial & industrial	522,223	7,507	834	-	530,564	7,791
Agricultural	304,290	96	39	-	304,425	6,929
Commercial leases	167,848	4,145	-	-	171,993	5,969
Consumer and other	5,052	-	171	-	5,223	231
Total loans and leases, net	$3,658,880	$43,271	$1,958	$-	$3,704,109	$75,816

	December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total Loans & Leases	Total Allowance for Credit Losses
Loans and leases held for investment, net
Real estate:
Commercial	$1,308,717	$6,211	$-	$-	$1,314,928	$26,093
Agricultural	729,135	12,329	545	-	742,009	7,744
Residential and home equity	399,217	-	765	-	399,982	7,770
Construction	212,362	-	-	-	212,362	4,432
Total real estate	2,649,431	18,540	1,310	-	2,669,281	46,039
Commercial & industrial	486,439	12,458	476	-	499,373	13,380
Agricultural	310,496	3,236	5	-	313,737	8,872
Commercial leases	167,080	6	-	-	167,086	6,537
Consumer and other	5,036	-	176	-	5,212	137
Total loans and leases, net	$3,618,482	$34,240	$1,967	$-	$3,654,689	$74,965

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held for investment net of unearned income by segment and class, credit quality indicators, vintage year by class of financing receivable, and current period gross charge-offs by year of origination as follows:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$44,140	$118,495	$167,481	$212,230	$138,838	$302,518	$263,727	$96,588	$1,344,017
Special mention	-	-	-	-	-	170	1,470	-	1,640
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$44,140	$118,495	$167,481	$212,230	$138,838	$302,688	$265,197	$96,588	$1,345,657
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$16,595	$36,868	$69,600	$39,312	$47,087	$159,697	$305,970	$32,363	$707,492
Special mention	-	-	-	-	2,101	11,073	16,608	-	29,782
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$16,595	$36,868	$69,600	$39,312	$49,188	$170,770	$322,578	$32,363	$737,274
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$24,213	$39,320	$58,992	$84,421	$73,839	$75,063	$46,165	$68	$402,081
Special mention	-	-	-	-	-	101	-	-	101
Substandard	-	-	-	-	-	708	206	-	914
Total Residential and home equity	$24,213	$39,320	$58,992	$84,421	$73,839	$75,872	$46,371	$68	$403,096
Residential and home equity
Current-period gross charge-offs	$-	$29	$-	$-	$-	$-	$-	$-	$29

Construction
Pass	$5,787	$-	$1,500	$-	$-	$1,575	$197,015	$-	$205,877
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$5,787	$-	$1,500	$-	$-	$1,575	$197,015	$-	$205,877
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$90,735	$194,683	$297,573	$335,963	$261,865	$550,905	$831,161	$129,019	$2,691,904

Commercial & industrial
Pass	$18,779	$41,283	$22,657	$18,087	$4,339	$7,039	$383,585	$26,454	$522,223
Special mention	-	2,465	73	11	-	404	1,798	2,756	7,507
Substandard	-	-	-	34	-	-	800	-	834
Total Commercial & industrial	$18,779	$43,748	$22,730	$18,132	$4,339	$7,443	$386,183	$29,210	$530,564
Commercial & industrial
Current-period gross charge-offs	$-	$100	$-	$-	$100	$-	$-	$-	$200

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$1,207	$3,481	$3,710	$1,828	$431	$2,621	$279,706	$11,306	$304,290
Special mention	-	-	44	-	-	-	9	43	96
Substandard	-	-	-	-	-	-	39	-	39
Total Agricultural	$1,207	$3,481	$3,754	$1,828	$431	$2,621	$279,754	$11,349	$304,425
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$21,673	$76,638	$23,646	$8,880	$8,302	$28,709	$-	$-	$167,848
Special mention	-	-	4,145	-	-	-	-	-	4,145
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$21,673	$76,638	$27,791	$8,880	$8,302	$28,709	$-	$-	$171,993
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$754	$1,292	$631	$161	$16	$1,450	$748	$-	$5,052
Special mention	-	-	-	-	-	-	-	-	-
Substandard	153	-	-	-	-	18	-	-	171
Total Consumer and other	$907	$1,292	$631	$161	$16	$1,468	$748	$-	$5,223
Consumer and other
Current-period gross charge-offs	$50	$2	$-	$-	$-	$-	$-	$-	$52
Total net loans and leases
Pass	$133,148	$317,377	$348,217	$364,919	$272,852	$578,672	$1,476,916	$166,779	$3,658,880
Special mention	-	2,465	4,262	11	2,101	11,748	19,885	2,799	43,271
Substandard	153	-	-	34	-	726	1,045	-	1,958
Total net loans and leases	$133,301	$319,842	$352,479	$364,964	$274,953	$591,146	$1,497,846	$169,578	$3,704,109
Total current-period gross charge-offs	$50	$131	$-	$-	$100	$-	$-	$-	$281

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The Bank, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023

Balance at beginning of the period	$17,035	$17,521
New loans or advances during year	1,571	1,706
Repayments	(3,145)	(2,192)
Balance at end of period	$15,461	$17,035

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the allowance for credit losses. During the nine months ended September 30, 2024, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Other	Total
Collateral dependent loans and leases
Real estate:
Commercial	$-	$-	$-	$-
Agricultural	-	-	-	-
Residential and home equity	914	-	-	914
Construction	-	-	-	-
Total real estate	914	-	-	914
Commercial & industrial	-	-	800	800
Agricultural	-	73	-	73
Commercial leases	-	-	-	-
Consumer and other	-	18	-	18
Total gross loans and leases	$914	$91	$800	$1,805

	December 31, 2023
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Other	Total
Collateral dependent loans and leases
Real estate:
Commercial	$1,517	$-	$-	$1,517
Agricultural	6,118	-	-	6,118
Residential and home equity	1,607	-	-	1,607
Construction	-	-	-	-
Total real estate	9,242	-	-	9,242
Commercial & industrial	-	473	-	473
Agricultural	-	5	-	5
Commercial leases	-	-	-	-
Consumer and other	-	164	-	164
Total gross loans and leases	$9,242	$642	$-	$9,884

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,032	$3,690	$78,722	$71,112	$2,090	$73,202
Provision for/(reversal of) credit losses	1,000	(1,000)	-	3,000	-	3,000
Charge-offs	(255)	-	(255)	(15)	-	(15)
Recoveries	39	-	39	62	-	62
Net (charge-offs)/recoveries	(216)	-	(216)	47	-	47
Balance at end of period	$75,816	$2,690	$78,506	$74,159	$2,090	$76,249

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$74,965	$3,690	$78,655	$66,885	$2,090	$68,975
Provision for/(reversal of) credit losses	1,000	(1,000)	-	7,000	-	7,000
Charge-offs	(281)	-	(281)	(47)	-	(47)
Recoveries	132	-	132	321	-	321
Net (charge-offs)/recoveries	(149)	-	(149)	274	-	274
Balance at end of period	$75,816	$2,690	$78,506	$74,159	$2,090	$76,249

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

Changes in the allowance for credit losses on loans and leases are as follows:
	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$39,094	$2,165	$7,584	$17,880	$7,597	$712	$75,032
Provision for/(reversal of) credit losses	5,362	1,308	(593)	(2,988)	(1,628)	(461)	1,000
Charge-offs	-	-	(29)	(200)	-	(26)	(255)
Recoveries	-	-	5	28	-	6	39
Net (charge-offs)/recoveries	-	-	(24)	(172)	-	(20)	(216)
Balance at end of period	$44,456	$3,473	$6,967	$14,720	$5,969	$231	$75,816

	For the Three Months Ended September 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$34,695	$3,195	$7,179	$24,194	$1,657	$192	$71,112
Provision for/(reversal of) credit losses	(730)	417	268	2,748	310	(13)	3,000
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	11	43	-	8	62
Net (charge-offs)/recoveries	-	-	11	43	-	(7)	47
Balance at end of period	$33,965	$3,612	$7,458	$26,985	$1,967	$172	$74,159

	For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$33,837	$4,432	$7,770	$22,252	$6,537	$137	$74,965
Provision for/(reversal of) credit losses	10,619	(959)	(793)	(7,399)	(568)	100	1,000
Charge-offs	-	-	(29)	(200)	-	(52)	(281)
Recoveries	-	-	19	67	-	46	132
Net (charge-offs)/recoveries	-	-	(10)	(133)	-	(6)	(149)
Balance at end of period	$44,456	$3,473	$6,967	$14,720	$5,969	$231	$75,816

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Commercial & Agricultural R/E	Construction	Residential & Home Equity	Commercial & Agricultural	Commercial Leases	Consumer & Other	Total
ACL for loans and leases:
Balance at beginning of period	$32,551	$3,026	$7,508	$21,705	$1,924	$171	$66,885
Provision for/(reversal of) credit losses	1,244	586	(78)	5,196	43	9	7,000
Charge-offs	-	-	(14)	-	-	(33)	(47)
Recoveries	170	-	42	84	-	25	321
Net (charge-offs)/recoveries	170	-	28	84	-	(8)	274
Balance at end of period	$33,965	$3,612	$7,458	$26,985	$1,967	$172	$74,159

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$350,304	$325,798
Certificates of deposit greater than $250,000	407,048	318,830
Total certificates of deposit	$757,352	$644,628

Scheduled maturities for certificates of deposit are as follows:

(Dollars in thousands)	Amount
2024	$294,209
2025	449,006
2026	10,827
2027	2,175
2028	947
Thereafter	188
Total certificates of deposit	$757,352

Overdrawn deposit balances of $144,000 and $149,000 were classified as consumer loans at September 30, 2024 and December 31, 2023, respectively.

Note 5—Short-term borrowings

As of September 30, 2024 and December 31, 2023, committed lines of credit arrangements totaling $2.1 billion and $2.2 billion, respectively, were available to the Company from unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $791.2 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 5.15% as of September 30, 2024.

The Company has $1.5 billion in pledged loans with the FRB. As of September 30, 2024, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.2 billion. The overnight borrowing rate was 5.00% as of September 30, 2024.

There were no outstanding advances on the above borrowing facilities as of September 30, 2024 or December 31, 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

The Company incurred a net expense of $6.8 million to the ERP during the nine months ended September 30, 2024 and $6.8 million during the nine months ended September 30, 2023. The Company’s carrying value of the liability under the ERP was $60.0 million as of September 30, 2024 and $57.5 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of September 30, 2024 and December 31, 2023 totaled 48,861 and 49,276 with an historical cost basis of $31.7 million and $31.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $2.4 million and $1.6 million at September 30, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6—Employee Benefit Plans—Continued
The Company incurred a net expense of $3.4 million to the SMRP during the nine months ended September 30, 2024 and $3.1 million for nine months ended September 30, 2023. The Company’s carrying value of the liability under the SMRP was $20.2 million as of September 30, 2024 and $16.9 million as of December 31, 2023, which is included in other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of September 30, 2024 and December 31, 2023 totaled 19,663 and 17,806 shares with an historical cost basis of $14.7 million and $12.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2024 and December 31, 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.5 million compared to net gains of $0.3 million at September 30, 2024 and 2023, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Fair Value—Continued
The following tables presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

September 30, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,788	$-	$2,788	$-	$2,788
Mortgage-backed securities	377,719	-	377,719	-	377,719
Collateralized mortgage obligations	5,814	-	5,814	-	5,814
Corporate securities	14,890	-	14,890	-	14,890
Other	352	-	352	-	352

Fair valued on a non-recurring basis:
Collateral dependent loans	$1,805	$-	$-	$1,805	$1,805
Other real estate owned	873	-	-	873	873

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,224	$-	$3,224	$-	$3,224
Mortgage-backed securities	163,838	-	163,838	-	163,838
Collateralized mortgage obligations	535	-	535	-	535
Corporate securities	14,605	-	14,605	-	14,605
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$9,884	$-	$-	$9,884	$9,884
Other real estate owned	873	-	-	873	873

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Fair Value—Continued

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

September 30, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$293,250	$293,250	$-	$-	$293,250
Held-to-maturity securities	780,060	-	597,411	55,290	652,701
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,628,293	-	-	3,438,493	3,438,493

Financial Liabilities:
Total deposits	$4,708,682	$-	$4,705,569	$-	$4,705,569
Subordinated debentures	10,310	-	13,246	-	13,246

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$410,642	$410,642	$-	$-	$410,642
Held-to-maturity securities	817,238	-	613,393	58,192	671,585
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,579,724	-	-	3,369,255	3,369,255

Financial Liabilities:
Total deposits	$4,668,095	$-	$4,662,782	$-	$4,662,782
Subordinated debentures	10,310	-	12,763	-	12,763

Non-marketable securities include FHLB stock, Pacific Coast Bankers’ Bank (“PCBB’’) stock and The Independent BankersBank (“TIB’’) stock which are recorded at cost.  Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

(Dollars in thousands)	September 30, 2024	December 31, 2023

Commitments to extend credit, including unsecured commitments of $20,322 and $19,858 as of September 30, 2024 and December 31, 2023, respectively	$976,850	$1,150,142
Stand-by letters of credit, including unsecured commitments of $4,587 and $7,010 as of September 30, 2024 and December 31, 2023, respectively	15,891	16,858

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which  amounted to $2.7 million at September 30, 2024 and $3.7 million at December 31, 2023.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 48 months with final expiration in October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. At September 30, 2024 and December 31, 2023, the balance of the investments in LIHTC was $42.4 million and $36.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $17.5 million and $15.5 million at September 30, 2024 and December 31, 2023, respectively. These balances are reflected in the other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2041. Additionally, during the three and nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recognized tax credits from its investments in LIHTC of $1.2 million, $3.5 million and $3.6 million, respectively.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date and time its unaudited condensed consolidated financial statements were issued.

On October 3, 2024, the Company entered into and executed a Stock Purchase Agreement with the living trust of one of the Company’s largest shareholders under which the Company repurchased 37,990 shares of common stock of the Company at a cost of $34.8 million. At the time of purchase, this transaction represented the repurchase of 5.15% of the Company’s outstanding shares of common stock. The Company’s total shares of common stock outstanding were reduced from 737,987 as of October 2, 2024 to 699,997 shares as a result of this transaction. The common stock was repurchased under the Company’s $55.0 million share repurchase program which after the aforementioned transaction has approximately $20.1 million remaining which expires on December 31, 2026.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the accompanying notes in this Quarterly Report on Form 10-Q included in “Part I. Item 1. Financial Statements.”

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
■
risks associated with negative events in the banking industry, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital or which could increase the cost of our deposit insurance by the FDIC;

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

The Company’s outstanding common stock as of September 30, 2024, consisted of 737,995 shares of common stock, $0.01 par value and no shares of preferred stock were issued or outstanding as of September 30, 2024. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Our critical accounting policies and estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 14, 2024. During the third quarter of 2024, updates were made to the accounting policy for the allowance for credit losses on loans and leases. See Note 1. in the “Notes to Consolidated Financial Statements” for further details on the updates that were made. The updates had no material impact to the Company’s consolidated financial statements.

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

Tangible Common Equity Ratio and Tangible Book Value Per Common Share	September 30, 2024	December 31, 2023	September 30, 2023
(Dollars in thousands, except per share data)
Shareholders’ equity	$602,696	$549,755	$530,623
Less: Intangible assets	13,007	13,419	13,563
Tangible common equity	$589,689	$536,336	$517,060

Total Assets	$5,418,132	$5,308,928	$5,375,375
Less: Intangible assets	13,007	13,419	13,563
Tangible assets	$5,405,125	$5,295,509	$5,361,812

Tangible common equity ratio(1)	10.91%	10.13%	9.64%
Book Value per common share(2)	$816.67	$735.00	$705.60
Tangible book value per common share(3)	$799.04	$717.05	$687.57
Common shares oustanding	737,995	747,971	752,013

(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s  and its subsidiaries’ performance during each of the three and nine month periods ended September 30, 2024 and 2023 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2023, and 2022 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Earnings Summary:
Interest income	$68,635	$65,713	$205,107	$186,362
Interest expense	16,642	12,272	50,620	24,777
Net interest income	51,993	53,441	154,487	161,585
Provision for credit losses	-	3,000	-	7,057
Noninterest income	6,280	3,606	16,122	12,513
Noninterest expense	27,755	24,468	78,698	79,473
Income before taxes	30,518	29,579	91,911	87,568
Income tax expense	8,397	7,545	25,300	20,679
Net Income	$22,121	$22,034	$66,611	$66,889

Per Common Share Data:
Diluted earnings per common share	$29.96	$29.23	$89.91	$88.06
Book value per common share	$816.67	$705.60	$816.67	$705.60
Tangible book value per common share(1)	$799.04	$687.57	$799.04	$687.57

Performance Ratios:
Return on average assets	1.65%	1.65%	1.65%	1.70%
Return on average equity	15.03%	16.80%	15.55%	17.43%
Net interest margin (tax equivalent)	4.07%	4.17%	4.04%	4.33%
Yield on average loans and leases (tax equivalent)	6.13%	5.87%	6.11%	5.77%
Cost of average total deposits	1.39%	1.01%	1.39%	0.70%
Efficiency ratio	47.63%	42.89%	46.13%	45.65%
Loan-to-deposit ratio	78.87%	75.13%	78.87%	75.13%
Percentage of checking deposits to total deposits	50.01%	51.72%	50.01%	51.72%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.47%	12.48%	13.47%	12.48%
Tier 1 capital to risk-weighted assets	13.70%	12.72%	13.70%	12.72%
Risk-based capital to risk-weighted assets	14.95%	13.97%	14.95%	13.97%
Tier 1 leverage capital ratio	11.32%	10.22%	11.32%	10.22%
Tangible common equity ratio(1)	10.91%	9.64%	10.91%	9.64%

(1) See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$286,108	$3,893	5.41%	$592,012	$8,075	5.41%
Investment securities:(1)
Taxable securities	1,055,551	7,116	2.70%	908,591	4,588	2.02%
Non-taxable securities(2)	62,021	767	4.95%	61,580	727	4.72%
Total investment securities	1,117,572	7,883	2.82%	970,171	5,315	2.19%
Loans:(3)
Real estate:
Commercial	1,343,844	18,118	5.36%	1,290,892	16,990	5.22%
Agricultural	732,100	10,600	5.76%	749,899	10,497	5.55%
Residential and home equity	404,014	4,979	4.90%	394,500	4,527	4.55%
Construction	205,061	3,623	7.03%	180,658	3,168	6.96%
Total real estate	2,685,019	37,320	5.53%	2,615,949	35,182	5.34%
Commercial & industrial	507,504	9,693	7.60%	479,113	8,729	7.23%
Agricultural	308,530	6,547	8.44%	296,973	6,138	8.20%
Commercial leases	174,939	3,046	6.93%	127,383	2,018	6.29%
Consumer and other	5,500	92	6.65%	5,432	86	6.28%
Total loans and leases	3,681,492	56,698	6.13%	3,524,850	52,153	5.87%
Non-marketable securities	15,549	317	8.11%	15,549	322	8.22%
Total interest earning assets	5,100,721	68,791	5.37%	5,102,582	65,865	5.12%
Allowance for credit losses	(75,488)			(72,639)
Non-interest earning assets	350,420			324,105
Total average assets	$5,375,653			$5,354,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$877,985	776	0.35%	$973,380	741	0.30%
Savings and money market accounts	1,636,997	8,358	2.03%	1,691,933	6,919	1.62%
Certificates of deposit greater than $250,000	404,988	3,231	3.17%	285,741	2,495	3.46%
Certificates of deposit less than $250,000	354,311	4,056	4.55%	302,826	1,896	2.48%
Total interest bearing deposits	3,274,281	16,421	2.00%	3,253,880	12,051	1.47%
Short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated debentures	10,310	221	8.53%	10,310	221	8.50%
Total interest bearing liabilities	3,284,591	16,642	2.02%	3,264,190	12,272	1.49%
Non-interest bearing deposits	1,410,025			1,474,752
Total funding	4,694,616	16,642	1.41%	4,738,942	12,272	1.03%
Other non-interest bearing liabilities	92,147			90,510
Shareholders’ equity	588,890			524,596
Total average liabilities and shareholders’ equity	$5,375,653			$5,354,048

Net interest income and margin(4)		$52,149	4.07%		$53,593	4.17%
Interest rate spread			3.35%			3.63%
Tax equivalent adjustment		(156)			(152)
Net interest income		$51,993	4.06%		$53,441	4.16%

(1) Excludes average unrealized losses of $17.0 million and $24.4 million for the three months ended September 30, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2) Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3) Loan interest income includes loan fees of $1.3 million for the three months ended September 30, 2024 and 2023.
(4) Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$358,180	$14,640	5.46%	$524,288	$19,918	5.08%
Investment securities:(1)
Taxable securities	1,012,943	19,309	2.54%	932,901	14,019	2.00%
Non-taxable securities(2)	62,483	2,289	4.88%	60,238	2,144	4.75%
Total investment securities	1,075,426	21,598	2.68%	993,139	16,163	2.17%
Loans:(3)
Real estate:
Commercial	1,338,178	53,711	5.36%	1,292,817	50,383	5.21%
Agricultural	727,478	31,361	5.76%	728,035	29,873	5.49%
Residential and home equity	403,737	14,666	4.85%	390,788	12,889	4.41%
Construction	217,368	11,502	7.07%	171,223	9,033	7.05%
Total real estate	2,686,761	111,240	5.53%	2,582,863	102,178	5.29%
Commercial & industrial	497,925	28,101	7.54%	473,346	24,699	6.98%
Agricultural	313,596	19,606	8.35%	286,314	16,955	7.92%
Commercial leases	173,474	9,064	6.98%	123,534	5,770	6.24%
Consumer and other	5,614	285	6.78%	5,514	249	6.04%
Total loans and leases	3,677,370	168,296	6.11%	3,471,571	149,851	5.77%
Non-marketable securities	15,549	1,038	8.92%	15,549	878	7.55%
Total interest earning assets	5,126,525	205,572	5.36%	5,004,547	186,810	4.99%
Allowance for credit losses	(75,518)			(70,062)
Non-interest earning assets	345,236			314,924
Total average assets	$5,396,243			$5,249,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$914,908	3,568	0.52%	$994,113	1,629	0.22%
Savings and money market accounts	1,623,784	23,253	1.91%	1,626,444	14,575	1.20%
Certificates of deposit greater than $250,000	419,528	10,641	3.39%	220,973	4,637	2.81%
Certificates of deposit less than $250,000	354,164	11,510	4.34%	257,158	3,315	1.72%
Total interest bearing deposits	3,312,384	48,972	1.97%	3,098,688	24,156	1.04%
Short-term borrowings	22,629	986	5.82%	1	-	0.00%
Subordinated debentures	10,310	662	8.58%	10,310	621	8.05%
Total interest bearing liabilities	3,345,323	50,620	2.02%	3,108,999	24,777	1.07%
Non-interest bearing deposits	1,393,955			1,547,327
Total funding	4,739,278	50,620	1.43%	4,656,326	24,777	0.71%
Other non-interest bearing liabilities	85,788			81,348
Shareholders’ equity	571,177			511,735
Total average liabilities and shareholders’ equity	$5,396,243			$5,249,409

Net interest income and margin(4)		$154,952	4.04%		$162,033	4.33%
Interest rate spread			3.34%			3.92%
Tax equivalent adjustment		(465)			(448)
Net interest income		$154,487	4.03%		$161,585	4.32%

(1) Excludes average unrealized losses of $19.6 million and $25.0 million for the nine months ended September 30, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2) Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3) Loan interest income includes loan fees of $4.1 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(4) Net interest margin is computed by dividing net interest income by average interest earning assets.

Third Quarter 2024 vs. Third Quarter 2023
Interest-bearing deposits with banks and Federal Reserve balances are earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.41% for the third quarter of 2024 and 2023, respectively. Average interest-bearing deposits with banks were $286.1 million and $592.0 million for the quarter ended September 30, 2024 and 2023, respectively. The decrease in average interest-bearing deposits with banks was primarily due to the purchases of investment securities and funding of loans. Interest income on interest-bearing deposits with banks was $3.9 million and $8.1 million for the quarter ended September 30, 2024 and 2023, respectively.

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

Average total investment securities were $1.1 billion and $970.2 million for the quarter ended September 30, 2024 and 2023, respectively. The increase in average investment securities was due to purchases of investment securities as part of repositioning the balance sheet. The average yield on total investment securities was 2.82% and 2.19% for the quarter ended September 30, 2024 and 2023, respectively.

Average loans and leases held for investment were $3.7 billion and $3.5 billion for the quarter ended September 30, 2024 and 2023, respectively. The average yield on the loan and lease portfolio was 6.13% and 5.87% for the quarter ended September 30, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in average loan balances and the increase in market interest rates over the last year.

Average interest-bearing deposits were $3.3 billion for the quarter ended September 30, 2024 and 2023, respectively. The average rate paid on interest-bearing deposits was 2.00% and 1.47% for the quarter ended September 30, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $16.4 million and $12.1 million for the quarter ended September 30, 2024 and 2023, respectively, with the increases driven by increases in short-term market interest rates and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.41% and 1.03% for the quarter ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.46% and 5.08% for the first nine months ended of 2024 and 2023, respectively. Average interest-bearing deposits with banks were $358.2 million and $524.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in average interest-bearing deposits with banks was primarily due to the purchases of investment securities and funding of loans. Interest income on interest-bearing deposits with banks was $14.6 million and $19.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Average total investment securities were $1.1 billion and $1.0 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in average investment securities was due to purchases of investment securities as part of repositioning the balance sheet. The average yield on total investment securities was 2.68% and 2.17% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the yield reflects the increase in yields on purchases over the last year.

Average loans and leases held for investment were $3.7 billion and $3.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The average yield on the loan and lease portfolio was 6.11% and 5.77% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in average loan balances and the increase market interest rates over the last year.

Average interest-bearing deposits were $3.3 billion and $3.1 billion for the nine months ended September 30, 2024 and 2023, respectively. The average rate paid on interest-bearing deposits was 1.97% and 1.04% for the nine months ended September 30, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $49.0 million and $24.2 million for the nine months ended September 30, 2024 and 2023, respectively, with the increases driven by increases in short-term market interest rates and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.43% and 0.71% for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30, 2024 compared with 2023			Nine Months Ended September 30, 2024 compared with 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	(4,184)	2	$(4,182)	(6,689)	1,411	$(5,278)
Investment securities:
Taxable securities	823	1,705	2,528	1,281	4,009	5,290
Non-taxable securities	5	35	40	81	64	145
Total investment securities	828	1,740	2,568	1,362	4,073	5,435
Loans:
Real estate:
Commercial	678	450	1,128	1,823	1,505	3,328
Agricultural	(262)	365	103	(23)	1,511	1,488
Residential and home equity	108	344	452	441	1,336	1,777
Construction	423	32	455	2,450	19	2,469
Total real estate	947	1,191	2,138	4,691	4,371	9,062
Commercial & industrial	517	447	964	1,333	2,069	3,402
Agricultural	233	176	409	1,683	968	2,651
Commercial leases	807	221	1,028	2,552	742	3,294
Consumer and other	1	5	6	5	31	36
Total loans and leases	2,505	2,040	4,545	10,264	8,181	18,445
Non-marketable securities	-	(5)	(5)	-	160	160
Total interest income	(851)	3,777	2,926	4,937	13,825	18,762

Interest expense:
Interest bearing deposits:
Demand	(77)	112	35	(140)	2,079	1,939
Savings and money market accounts	(230)	1,669	1,439	(24)	8,702	8,678
Certificates of deposit greater than $250,000	958	(222)	736	4,877	1,127	6,004
Certificates of deposit less than $250,000	366	1,794	2,160	1,630	6,565	8,195
Total interest bearing deposits	1,017	3,353	4,370	6,343	18,473	24,816

Short-term borrowings	-	-	-	-	986	986
Subordinated debentures	-	0	-	-	41	41
Total interest expense	1,017	3,353	4,370	6,343	19,500	25,843
Net interest income	$(1,868)	$424	$(1,444)	$(1,406)	$(5,675)	$(7,081)

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,				Nine Months Ended September 30,
			$ Better / (Worse)	% Better / (Worse)			$ Better / (Worse)	% Better / (Worse)
(Dollars in thousands)	2024	2023			2024	2023
Selected Income Statement Information:
Interest income	$68,635	$65,713	$2,922	4.45%	$205,107	$186,362	$18,745	10.06%
Interest expense	16,642	12,272	(4,370)	(35.61%)	50,620	24,777	(25,843)	(104.30%)
Net interest income	51,993	53,441	(1,448)	(2.71%)	154,487	161,585	(7,098)	(4.39%)
Provision for credit losses	-	3,000	3,000	N/A	-	7,057	7,057	N/A
Net interest income after provision for credit losses	51,993	50,441	1,552	3.08%	154,487	154,528	(41)	(0.03%)
Non-interest income	6,280	3,606	2,674	74.15%	16,122	12,513	3,609	28.84%
Non-interest expense	27,755	24,468	(3,287)	(13.43%)	78,698	79,473	775	0.98%
Income before income tax expense	30,518	29,579	939	3.17%	91,911	87,568	4,343	4.96%
Income tax expense	8,397	7,545	(852)	(11.29%)	25,300	20,679	(4,621)	(22.35%)
Net income	$22,121	$22,034	$87	0.39%	$66,611	$66,889	$(278)	(0.42%)

For the three and nine months ended September 30, 2024, net income was $22.1 million and $66.6 million, respectively compared to $22.0 million and $66.9 million for the same periods a year ago. For the three months ended September 30, 2024 the slight increase in net income was primarily the result of no provision for credit losses compared to $3.0 million for the same period a year earlier and an increase in non-interest income of $2.7 million. These increases were offset by a $3.3 million increase in non-interest expense, a $1.4 million decrease in net interest income and higher income tax expense of $0.9 million.

For the nine months ended September 30, 2024, the decrease in net income was primarily the result of lower net interest income of $7.1 million and a higher income tax expense of $4.6 million. In the first nine months of 2023, the Company also recognized in non-interest income, a $4.3 million death benefit on bank-owned life insurance (“BOLI”) which was offset by a $5.7 million loss on the sale of securities based on the decision to reposition the securities portfolio given the interest rate environment during the nine months ended September 30, 2023. This decrease was offset by no provision for credit losses in 2024 compared to $7.1 million in 2023, and an increase in non-interest income of $3.6 million.

Net Interest Income and Net Interest Margin
For the quarter ended September 30, 2024 and 2023, net interest income was $52.0 million compared with $53.4 million, respectively. The decrease is primarily the result of the net interest margin (tax equivalent basis) decreasing 10 basis points to 4.07% compared with 4.17% for the same period a year earlier. The decrease in the net interest margin was primarily the result of the increase in deposit costs due to the interest rate environment as the federal funds rate increased by 25 basis points during the third quarter of 2023 and customer expectations for higher rates on deposit products. The loan yield increased 26 basis points from 5.87% to 6.13% compared to the third quarter of 2023. The cost of interest bearing deposits increased 53 basis points from 1.47% to 2.00% and outpaced the increase in loan yield over the same period a year earlier. The cost of average total deposits increased 38 basis points from 1.01% to 1.39%.

For the nine months ended September 30, 2024 and 2023, net interest income was $154.5 million compared with $161.6 million, respectively. The decrease is primarily the result of the net interest margin (tax equivalent basis) decreasing 29 basis points to 4.04% compared with 4.33% for the same period a year earlier. The decrease in the net interest margin was primarily the result of the increase in deposit costs due to the interest rate environment as the federal funds rate increased by 100 basis points during the first nine months of 2023 and customer expectations for higher rates on deposit products. The loan yield increased 34 basis points from 5.77% to 6.11% the first nine months of 2024. The cost of interest bearing deposits increased 93 basis points from 1.04% to 1.97% and outpaced the increase in loan yield over the same period a year earlier. The cost of average total deposits increased 69 basis points from 0.70% to 1.39%.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses, over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios. The Company had no provision for credit losses during the three months ended September 30, 2024 compared to $3.0 million for the same period a year ago. Net charge-offs during the three months ended September 30, 2024 were $216,000 compared to net recoveries of $47,000 for the same period a year ago.

The Company had no provision for credit losses during the first nine months of 2024 compared to $7.1 million during the first nine months of 2023. Net charge-offs during the first nine months of 2024 were $149,000 compared to net recoveries of $274,000 in the first nine months of 2023.

Non-interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest income:
Card processing	1,777	1,693	$84	4.96%	5,170	4,996	$174	3.48%
Gain on BOLI death benefit	-	-	-	-	-	4,346	(4,346)	-
Net gain (loss) on deferred compensation benefits	1,277	(304)	1,581	(520.07%)	2,849	1,894	955	50.42%
Service charges on deposit accounts	794	722	72	9.97%	2,291	2,046	245	11.97%
Increase in cash surrender value of BOLI	606	512	94	18.36%	1,803	1,462	341	23.32%
Net gain (loss) on sale of securities available-for-sale	743	-	743	-	743	(5,686)	6,429	(113.07%)
Other	1,083	983	100	10.17%	3,266	3,455	(189)	(5.47%)
Total non-interest income	$6,280	$3,606	$2,674	74.15%	$16,122	$12,513	$3,609	28.84%

Non-interest income was $6.3 million for the quarter ended September 30, 2024 compared with $3.6 million for the same period a year earlier. The increase in non-interest income was primarily due to a $1.6 million increase in net gains on deferred compensation plan investments and $0.7 million net gain on sale of investment securities and a $0.1 million increase in other non-interest income.

The Company recorded net gains on deferred compensation plan investments of $1.3 million for the quarter ended September 30, 2024 compared with net losses of $0.3 million for the same respective period a year ago. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income increased $3.6 million, or 28.84%, to $16.1 million for the nine months ended September 30, 2024 compared with $12.5 million for the same period of 2023. The year-over-year increase in non-interest income was primarily due to an increase of $6.4 million in net gains on sales of investment securities consisting of a $0.7 million net gain during the nine months ended September 30, 2024 compared to a $5.7 million loss on sale of investment securities during the first quarter of 2023, an increase in net gains on deferred compensation plan investments of $1.0 million and a $0.3 million increase in cash surrender value of BOLI. These increases were partially offset with no gain on BOLI death benefits in 2024 compared to a $4.3 million gain in 2023.

The Company recorded net gains on deferred compensation plan investments of $2.8 million for the nine months ended September 30, 2024 compared with net gains of $1.9 million for the same period a year earlier. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest expense:
Salaries and employee benefits	19,049	17,172	$(1,877)	(10.93%)	54,551	54,693	$142	0.26%
Data processing	1,513	1,254	(259)	(20.65%)	4,503	3,821	(682)	(17.85%)
Occupancy	1,318	1,191	(127)	(10.66%)	3,793	3,599	(194)	(5.39%)
Net gain (loss) on deferred compensation benefits	1,277	(304)	(1,581)	520.07%	2,849	1,894	(955)	(50.42%)
Deposit insurance	705	687	(18)	(2.62%)	2,119	2,052	(67)	(3.27%)
Professional services	968	687	(281)	(40.90%)	2,130	2,042	(88)	(4.31%)
Marketing	504	440	(64)	(14.55%)	1,546	1,335	(211)	(15.81%)
Other	2,421	3,341	920	27.54%	7,207	10,037	2,830	28.20%
Total non-interest expense	$27,755	$24,468	$(3,287)	(13.43%)	$78,698	$79,473	$775	0.98%

Non-interest expense increased $3.3 million, or 13.43%, to $27.8 million for the quarter ended September 30, 2024 compared with $24.5 million for the same period a year ago. This increase was primarily comprised of a $1.9 million increase in salaries and employee benefits, a $1.6 million increase in net gains on deferred compensation plan investments, a $0.3 million increase in professional fees and a $0.3 million increase in data processing expenses. These increases were partially offset by a $1.0 million decrease in other non-interest expense. The decrease in other non-interest expenses was due primarily to the adoption of ASU 2023-02 which shifts the amortization of low-income housing tax credits to the income tax line under the proportional amortization method. For the third quarter of 2024 this amounted to $1.3 million.

Net gains on deferred compensation plan obligations were $1.3 million for the quarter ended September 30, 2024 compared with net losses of $0.3 million for the same respective period. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense decreased $0.8 million, or 0.98%, to $78.7 million for the nine months ended September 30, 2024 compared with $79.5 million for the same period a year ago. This decrease was primarily comprised of a $2.8 million decrease in other miscellaneous expenses. The decrease in miscellaneous expenses was due primarily to the adoption of ASU 2023-02 which shifts the benefits of low-income housing tax credits to the income tax line under the proportional amortization method. For the first nine months of 2024 this amounted to $3.5 million. This decrease was partially offset by an increase of $1.0 million in net gain of deferred compensation plan investment, an increase of $0.7 million in data processing expenses, an increase of $0.2 million in marketing expenses and an increase of $0.2 million in occupancy expenses.

The Company recorded net gains on deferred compensation plan investments of $2.8 million for the nine months ended September 30, 2024 compared with net gains of $1.9 million for the same respective period. See Note 10, located in “Item 8. Financial Statements and Supplementary Data” in the Company’s December 31, 2023 Form 10-K filed on March 14, 2024 for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three and nine months ended September 30, 2024, income tax expense was $8.4 million and $25.3 million, respectively compared to $7.5 million and $20.7 million for the same periods a year ago. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 27.51% and 27.53%, respectively compared to 25.51% and 23.61% for the same period in 2023. The Company’s higher income tax expense and effective tax rates for the first nine months of 2024 compared to 2023 was due in part to the adoption of ASC 2023-02 which shifts the amortization of low-income housing tax credits from other non-interest expense to the income tax line under the proportional amortization method thereby increasing income tax expense resulting in an increase in the effective tax rate. The Company’s effective tax rate for the nine months ended September 30, 2023 was also lower than normal due to the non-taxable BOLI death benefit gain of $4.3 million in 2023. The Company’s effective tax rate can also fluctuate from quarter to quarter due to changes in the mix of taxable and tax-exempt earning sources.

Balance Sheet Analysis

Total assets were $5.4 billion at September 30, 2024 compared with $5.3 billion at December 31, 2023, an increase of $109.2 million or 2.06%. Total cash and cash equivalents decreased $117.4 million from $410.7 million as of December 31, 2023 to $293.3 million as of September 30, 2024 while investment securities increased $181.9 million from $1.0 billion as of December 31, 2023 to $1.18 billion as of September 30, 2024. Loans held for investment grew $48.6 million or 1.36% to $3.6 billion at September 30, 2024 compared to December 31, 2023. Total deposits were $4.71 billion at September 30, 2024 compared with $4.67 billion at December 31, 2023, an increase of $40.6 million or 0.87%. Our loan to deposit ratio was 78.87% and 78.52% as of September 30, 2024 and December 31, 2023, respectively. Total shareholders’ equity grew $52.9 million from $549.8 million as of December 31, 2023 to $602.7 million as of September 30, 2024.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Interest bearing deposits with banks totaled $198.6 million at September 30, 2024 and $338.4 million at December 31, 2023. The decrease in interest-bearing deposits with banks was primarily due to the purchases of investment securities and funding of loans. The Company’s total cash and cash equivalents as of September 30, 2024 represents 5.41% of the Company’s total assets as compared to 7.73% as of December 31, 2023.

Investment Securities

The Company’s net investment portfolio increased by $181.9 million or 18.19% to $1.18 billion at September 30, 2024 compared to $1.0 billion at December 31, 2023. The increase was due to the purchase of $301.4 million in investments securities during the first nine months of 2024 offset by normal principal maturities or pay downs and sales of $69.6 million. During the first nine months of 2024, as part of managing the investment portfolio and balance sheet, the portfolio mix has shifted as available-for-sale securities increased from $182.5 million as of December 31, 2023 to $401.6 million as of September 30, 2024 while the held-to-maturity securities decreased from $817.7 million as of December 31, 2023 to $780.5 million as of September 30, 2024.  The Company’s total investment portfolio as of September 30, 2024 represents 21.82% of the Company’s total assets as compared to 18.84% at December 31, 2023.

The carrying value of our portfolio of investment securities was as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Available-for-sale securities
U.S. Government-sponsored securities	$2,788	$3,224
Mortgage-backed securities(1)	377,719	163,838
Collateralized mortgage obligations(1)	5,814	535
Corporate securities	14,890	14,605
Other	352	310
Total available-for-sale securities	$401,563	$182,512

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Held-to-maturity securities
Mortgage-backed securities(1)	$635,630	$664,728
Collateralized mortgage obligations(1)	69,705	74,170
Municipal securities	75,175	78,790
Total held-to-maturity securities	$780,510	$817,688
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities, net	$780,060	$817,238

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for contractual final maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of September 30, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$4	4.12%	$46	6.26%	$297	6.70%	$2,441	6.43%	2,788	6.45%
Mortgage-backed securities(1)	3	3.05%	3,696	2.57%	1,909	3.70%	372,111	4.57%	377,719	4.54%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,814	6.10%	5,814	6.10%
Corporate securities	-	0.00%	14,890	5.72%	-	0.00%	-	0.00%	14,890	5.72%
Other	352	3.72%	-	0.00%	-	0.00%	-	0.00%	352	3.72%
Total securities available-for-sale	$359	3.72%	$18,632	5.10%	$2,206	4.10%	$380,366	4.61%	$401,563	4.62%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of September 30, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$3,760	0.72%	$8,179	1.62%	$623,691	1.78%	$635,630	1.90%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	69,705	1.74%	69,705	1.76%
Municipal securities	982	3.24%	18,727	3.80%	6,760	4.04%	48,706	3.90%	75,175	3.24%
Total securities held-to-maturity	$982	3.24%	$22,487	3.29%	$14,939	2.72%	$742,102	1.92%	$780,510	2.02%

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

The Company’s loan and lease portfolio at September 30, 2024 totaled $3.7 billion, an increase of $49.4 million or 1.35% over December 31, 2023.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	September 30, 2024		December 31, 2023

(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,352,983	36.43%	$1,323,038	36.10%
Agricultural	737,274	19.85%	742,009	20.24%
Residential and home equity	403,096	10.85%	399,982	10.91%
Construction	205,877	5.55%	212,362	5.80%
Total real estate	2,699,230	72.68%	2,677,391	73.05%
Commercial & industrial	530,564	14.29%	499,373	13.62%
Agricultural	304,425	8.20%	313,737	8.56%
Commercial leases	174,293	4.69%	169,684	4.63%
Consumer and other	5,223	0.14%	5,212	0.14%
Total gross loans and leases	$3,713,735	100.00%	$3,665,397	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of September 30, 2024.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$104,824	$398,478	$815,005	$34,676	$1,352,983
Agricultural	61,983	167,600	459,993	47,698	737,274
Residential and home equity	25	4,662	112,054	286,355	403,096
Construction	176,059	28,039	1,779	-	205,877
Total real estate	342,891	598,779	1,388,831	368,729	2,699,230
Commercial & industrial	224,104	202,189	101,962	2,309	530,564
Agricultural	184,969	99,653	19,803	-	304,425
Commercial leases	4,911	50,677	118,705	-	174,293
Consumer and other	477	3,954	327	465	5,223
Total gross loans and leases	$757,352	$955,252	$1,629,628	$371,503	$3,713,735
Rate structure for loans and leases
Fixed Rate	$221,688	$590,433	$1,100,542	$206,125	$2,118,788
Adjustable Rate	535,664	364,819	529,086	165,378	1,594,947
Total gross loans and leases	$757,352	$955,252	$1,629,628	$371,503	$3,713,735

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$-	$-
Agricultural	-	-
Residential and home equity	677	-
Construction	-	-
Total real estate	677	-
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Subtotal	677	-
Total non-performing loans and leases	$677	$-
Other real estate owned (“OREO”)	873	873
Total non-performing assets	$1,550	$873

Selected ratios:
Non-performing loans to total loans and leases	0.02%	0.00%
Non-performing assets to total assets	0.03%	0.02%

Non-Accrual Loans and Leases - Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $677,000 in non-accrual loans and leases as of September 30, 2024 and no non-accrual loans at December 31, 2023.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at September 30, 2024, and at December 31, 2023.

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

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not collateral dependent. The Company uses the Weighted Average Remaining Maturity (“WARM”) methodology to calculate the ACL, as this method is deemed the most appropriate given the Company’s current size and complexity. See “Summary of Significant Accounting Policies - Allowance for Credit Losses – Loans and Leases.”

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

	September 30,	December 31,
(Dollars in thousands)	2024	2023

Allowance for credit losses - loans and leases	$75,816	$74,965
Allowance for credit losses - unfunded commitments	2,690	3,690
Total allowance for credit losses	$78,506	$78,655

Allowance for loan and lease losses to loans and leases held for investment	2.04%	2.05%
Total allowance for credit losses to loans and leases held for investment	2.11%	2.15%

The following table sets forth the activity in our allowance for credit losses on loans and leases held for investment for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Balance at beginning of year	$78,655	$68,975
Provision for credit losses:
Allowance for credit losses- loans and leases	1,000	7,000
Allowance for credit losses- unfunded loan commitments	(1,000)	-
Total provision for credit losses	-	7,000
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	(29)	(14)
Construction	-	-
Total real estate	(29)	(14)
Commercial & industrial	(200)	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(52)	(33)
Total charge-offs	(281)	(47)
Recoveries:
Real estate:
Commercial	-	170
Agricultural	-	-
Residential and home equity	19	42
Construction	-	-
Total real estate	19	212
Commercial & industrial	51	57
Agricultural	16	27
Commercial leases	-	-
Consumer and other	46	25
Total recoveries	132	321
Net (charge-offs) / recoveries	(149)	274
Balance at end of year	$78,506	$76,249

Selected financial information:
Net loans and leases held for investment	$3,628,293	$3,557,203
Average loans and leases	3,677,370	3,471,571
Non-performing loans and leases	677	4,496
Allowance for credit losses to non-performing loans and leases	11596.16%	1695.93%
Net (charge-offs)/recoveries to average loans and leases	(0.004%)	0.01%
Provision for credit losses to average loans and leases	0.00%	0.20%
Allowance for credit losses to gross loans and leases held for investment	2.11%	2.14%

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$21,038	36.43%	1.55%	$26,093	36.10%	1.97%
Agricultural	23,418	19.85%	3.18%	7,744	20.24%	1.04%
Residential and home equity	6,967	10.85%	1.73%	7,770	10.91%	1.94%
Construction	3,473	5.55%	1.69%	4,432	5.80%	2.09%
Total real estate	54,896	72.68%	2.03%	46,039	73.05%	1.72%
Commercial & industrial	7,791	14.29%	1.47%	13,380	13.62%	2.68%
Agricultural	6,929	8.20%	2.28%	8,872	8.56%	2.83%
Commercial leases	5,969	4.69%	3.42%	6,537	4.63%	3.85%
Consumer and other	231	0.14%	4.42%	137	0.14%	2.63%
Total allowance for credit losses	$75,816	100.00%	2.04%	$74,965	100.00%	2.05%

Deposits

Total deposits increased $40.6 million from $4.67 billion as of December 31, 2023 to $4.71 billion as of September 30, 2024. The Company has experienced fluctuations in deposits during the year due in part to the seasonality within our agriculture client base and customer behavior over the last year as customers seek higher yielding deposit products or other investment alternatives such as U.S. Treasuries or money market funds given the interest rate environment. During the third quarter deposits increased $111.6 million or 2.4% compared to June 30, 2024. As of September 30, 2024, the Company has no brokered deposits.

Non-interest bearing demand deposits were $1.5 billion as of September 30, 2024 and December 31, 2023. Non-interest bearing deposits were 31.13% of total deposits, as of September 30, 2024 and 31.76% as of December 31, 2023. Interest bearing deposits were $3.2 billion as of September 30, 2024 and December 31, 2023. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Checking account deposits were 50.01% of total deposits as of September 30, 2024 compared to 51.76% of total deposits as of December 31, 2023.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:
	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$914,908	$3,568	0.52%	$994,113	$1,629	0.22%
Savings and money market	1,623,784	23,253	1.91%	1,626,444	14,575	1.20%
Certificates of deposit greater than $250,000	419,528	10,641	3.39%	220,973	4,637	2.81%
Certificates of deposit less than $250,000	354,164	11,510	4.34%	257,158	3,315	1.72%
Total interest bearing deposits	3,312,384	48,972	1.97%	3,098,688	24,156	1.04%
Non-interest bearing deposits	1,393,955			1,547,327
Total deposits	$4,706,339	$48,972	1.39%	$4,646,015	$24,156	0.70%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The increase in short-term interest rates during 2023 and customers seeking higher yielding deposit products continued to place pressure on deposit pricing. The average cost of total deposits, including non-interest bearing deposits, increased to 1.39% for the three months ended September 30, 2024, compared to 1.01% for the same period a year ago and 1.14%  as of December 31, 2023. The Company did reduce interest rates in September after the Federal Reserve cut interest rates resulting in a decrease in interest expense during the month of September.

The following table shows deposits with a balance greater than $250,000 at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Non-maturity deposits greater than $250,000	$2,458,997	$2,496,749
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	175,834	84,460
3 months to 6 months	136,764	111,866
6 months to 12 months	89,499	107,080
More than 12 months	4,951	15,423
Total certificates of deposit greater than $250,000	$407,048	$318,829
Total deposits greater than $250,000	$2,866,045	$2,815,578

Refer to the Year-To-Date Average Balances and Rate Schedules located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  As of September 30, 2024 and December 31, 2023, the Bank had $3.0 million, of these deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.3 billion and $2.2 billion at September 30, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure; and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at September 30, 2024 or December 31, 2023. There were no Federal Funds purchased or advances from the FRB at September 30, 2024 or December 31, 2023.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is December 17, 2024) and the rate was 8.05% as of September 30, 2024 and 8.49% at December 31, 2023. The average rate paid for these securities was 8.58% for the first nine months of 2024 and 8.05% for the first nine months of 2023. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $602.7 million at September 30, 2024, an increase of $52.9 million or 9.6% from $549.8 million at December 31, 2023.

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

As of September 30, 2024, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of September 30, 2024 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of September 30, 2024 and December 31, 2023.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:
	September 30, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$599,214	13.47%	$200,151	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	609,214	13.70%	266,868	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	665,100	14.95%	355,824	8.00%	N/A	N/A
Tier 1 leverage capital ratio	609,214	11.32%	215,176	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$610,086	13.72%	$200,147	4.50%	$289,101	6.50%
Tier 1 capital to risk-weighted assets	610,086	13.72%	266,863	6.00%	355,817	8.00%
Risk-based capital to risk-weighted assets	665,971	14.97%	355,817	8.00%	444,771	10.00%
Tier 1 leverage capital ratio	610,086	11.34%	215,117	4.00%	268,896	5.00%

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$546,045	12.30%	$199,724	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	556,045	12.53%	266,298	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	611,815	13.78%	355,064	8.00%	N/A	N/A
Tier 1 leverage capital ratio	556,045	10.38%	214,267	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$557,500	12.56%	$199,722	4.50%	$288,487	6.50%
Tier 1 capital to risk-weighted assets	557,500	12.56%	266,295	6.00%	355,061	8.00%
Risk-based capital to risk-weighted assets	613,270	13.82%	355,061	8.00%	443,826	10.00%
Tier 1 leverage capital ratio	557,500	10.42%	214,078	4.00%	267,597	5.00%

On September 10, 2024 the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. The new Repurchase Plan extends through December 31, 2026. The Board concurrently terminated the existing $25.0 million repurchase plan previously approved on November 14, 2023. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During the first nine months of 2024 the Company repurchased 9,976 shares under the Repurchase Plan, for a total of $10.2 million. As of September 30, 2024, there remains $55.0 million authorized for repurchases under the new Repurchase Plan. On October 3, 2024, the Company entered into and executed a Stock Purchase Agreement with the living trust of one of the Company’s largest shareholders under which the Company repurchased 37,990 shares of common stock of the Company at a cost of $34.8 million. At the time of purchase, this transaction represented the repurchase of 5.15% of the Company’s outstanding shares of common stock. The Company’s total shares of common stock outstanding were reduced from 737,995 as of September 30, 2024 to 699,997 shares as a result of this transaction. The common stock was repurchased under the Company’s $55.0 million share repurchase program which after the aforementioned transaction has approximately $20.1 million remaining which expires on December 31, 2026.

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

The following table sets forth our off-balance-sheet lending commitments as of September 30, 2024:
		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$976,850	$428,771	$338,991	$32,816	$176,272
Standby letters of credit	15,891	13,587	1,804	500	-
Total off-balance sheet commitments	$992,741	$442,358	$340,795	$33,316	$176,272

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $2.7 million and $3.7 million at September 30, 2024 and December 31, 2023, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 48 months with final expiration in October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash which totaled $293.3 million or 5.41% of total assets as of September 30, 2024. The majority of cash is on deposit with the FRB and amounted to $198.6 million. Potential sources of liquidity also include investment securities in our available-for-sale securities portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We had the following borrowing lines available at September 30, 2024:

	September 30, 2024
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank	$1,225,674	$-	$1,225,674	$1,534,369
Federal Home Loan Bank	791,211	-	791,211	1,280,523
US Bank Fed Funds	50,000	-	50,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,134,885	$-	$2,134,885	$2,814,892

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2024 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of September 30, 2024, we had internal sources of liquidity comprised of $293.3 million in cash and $381.4 million unencumbered investment securities, which represented in the aggregate 12.3% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above bringing our total available liquidity to $2.9 billion. Our pledged collateral on short-term borrowing lines is comprised of $2.8 billion in loans and $1.7 million in investment securities. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. As of September 30, 2024, we had unfunded loan commitments of $1.0 billion and unfunded letters of credit of $15.9 million. At September 30, 2024 we believe that we had sufficient funds available to meet current loan commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk at September 30, 2024 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of September 30, 2024, our loan and lease portfolio was comprised of 57.1% fixed rate and 43.0% variable rate loans. The vast majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at September 30, 2024, that would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
September 30, 2024
+300 bps	(1.7%)	(11.3%)
+200 bps	(1.3%)	(7.8%)
+100 bps	(0.6%)	(3.0%)
0 bps	-	-
-100 bps	(0.7%)	(0.8%)
-200 bps	(1.9%)	(4.4%)
-300 bps	(3.3%)	(11.1%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the nine months ended September 30, 2024:
Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands) (1)
Total 1st Quarter 2024	5,201	$1,038.00	5,201	$19,140
Total 2nd Quarter 2024	3,462	$992.00	3,462	15,704

July 1, 2024 to July 31, 2024	743	$972.00	743	$14,982
August 1, 2024 to August 31, 2024	515	968.00	515	14,483
September 1, 2024 to September 30, 2024	55	956.00	55	54,962
Total 3rd Quarter 2024	1,313	$970.00	1,313	$54,962

Total 2024	9,976	$1,013.00	9,976	$54,962

(1)The Company has repurchased a total of 10,400 shares or $10.5 million under the $25.0 million share repurchase program authorized in November 2023 which was cancelled on September 10, 2024. On September 10, 2024, the Board approved a new share repurchase program for $55.0 million through December 31, 2026.
(2)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the nine months ended September 30, 2024, excise tax expense totaled $101,000.

On September 10, 2024 the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. The new Repurchase Plan extends through December 31, 2026. The Board concurrently terminated the existing $25.0 million repurchase plan previously approved on November 14, 2023. Repurchases by the Company under the Repurchase Plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During the first nine months of 2024 the Company repurchased 9,976 shares under the Repurchase Plan, for a total of $10.2 million. As of September 30, 2024, there remains $55.0 million authorized for repurchases under the new Repurchase Plan. On October 3, 2024, the Company entered into and executed a Stock Purchase Agreement with the living trust of one of the Company’s largest shareholders under which the Company repurchased 37,990 shares of common stock of the Company at a cost of $34.8 million At the time of purchase, this transaction represented the repurchase of 5.15% of the Company’s outstanding shares of common stock. The Company’s total shares of common stock outstanding were reduced from 737,995 as of September 30, 2024 to 699,997 shares as a result of this transaction. The common stock was repurchased under the Company’s $55.0 million share repurchase program which after the aforementioned transaction has approximately $20.1 million remaining which expires on December 31, 2026.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FARMERS & MERCHANTS BANCORP

Date: November 08, 2024	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 08, 2024	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)