Form 10-K
period 2024-12-31
FARMERS & MERCHANTS BANCORP
filed 2025-03-17
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐  No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2024 (based on the last reported trade on June 30, 2024) was $632,385,000.
The number of shares of Common Stock outstanding as of February 28, 2025: 699,798
Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this Annual Report on Form 10-K (“Form 10-K”), and our actual results may differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Form 10-K:

▪	changes in general economic conditions, either nationally, in California, or in our local markets;
▪	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
▪	increases in competitive pressures among financial institutions and businesses offering similar products and services;
▪
risks associated with negative events in the banking industry, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital or which could increase the cost of our deposit insurance by the FDIC;

▪	higher defaults in our loan and lease portfolio than we expect;
▪	changes in management’s estimate of the adequacy of the allowance for credit losses;
▪	risks associated with our growth and expansion strategy and related costs;
▪	increased lending risks associated with our high concentration of real estate loans or agricultural loans;
▪	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
▪	technological changes;
▪	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
▪	regulatory or judicial proceedings; and
▪	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

Organizational Structure

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and by the California Department of Financial Protection and Innovation (“DFPI”).  The Company’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.”  The Company’s outstanding common stock as of December 31, 2024, consisted of 699,798 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2024.

The Company operates all financial service activities through its wholly-owned banking subsidiary, Farmers & Merchants Bank of Central California (the “Bank”), which was organized in 1916. The Bank was incorporated under the laws of the State of California as a non-Federal Reserve member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank’s two wholly-owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corporation. Farmers & Merchants Investment Corporation is currently dormant, and Farmers/Merchants Corporation acts as trustee on deeds of trust originated by the Bank. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, as amended (“FDIA”), up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

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

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 9 “Long-Term Subordinated Debentures”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

Market Area

The Company’s primary service area is the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties, and the east region of the San Francisco Bay Area, including Napa, Alameda, and Contra Costa counties. The Company operates 30 full-service branches and 3 stand-alone ATMs. The following statistical data, for the counties in our market area, as of the most recent date available, are set forth below:

•
Sacramento County, with branches in Sacramento, Elk Grove, Galt and Walnut Grove. This county had a Population of 1.6 million and a Median Household Income of approximately $88,724. Significant employment sectors include the following: government, education & health trade, and transportation & utilities. Unemployment was at 4.6%.

•
San Joaquin County with branches in Lodi, Linden, Stockton, Lockeford, and Manteca. This county had a Population of 0.8 million and a Median Household Income of approximately $88,531. Significant employment sectors include the following: trade, transportation & utilities, government, and education & health services. Unemployment was at 6.4%.

•
Solano County, with a branch in Rio Vista. This county had a Population of 0.45 million and a Median Household Income of approximately $99,994. Significant employment in the following industries: education and health services, trade, transportation and utilities, and government. Unemployment was at 5.1%.

•
Stanislaus County, with branches in Modesto, Riverbank and Turlock. This county had a Population of 0.55 million and a Median Household Income of approximately $79,661. Significant employment in the following sectors: trade, transportation & utilities, educational & health services, and government. Unemployment was at 6.8%.

•
Merced County, with branches in Hilmar and Merced. This county had a Population of 0.29 million and a Median Household Income of approximately $65,044. Significant employment in the following sectors: government, trade, transportation & utilities, and farming. Unemployment was at 9.5%.

•
Alameda County, with a branch in Oakland. This county had a Population of 1.6 million and a Median Household Income of approximately $126,240. Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.5%.

•
Contra Costa County, with branches in Concord, Danville, and Walnut Creek. This county had a Population of 1.2 million and a Median Household Income of approximately $125,727. Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.6%.

•
Napa County, with a branch in Napa. This county had a Population of 0.13 million and a Median Household Income of approximately $108,970. Significant employment in the following sectors: manufacturing, leisure & hospitality, trade, and educational & health services. Unemployment was at 4.3%.

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

Competition

The banking and financial services industry in California generally, and in the Company’s market areas specifically, is highly competitive. The competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings institutions, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market. Non-traditional financial services firms, such as financial technology companies, are less regulated and continue to expand their offerings of services traditionally provided by financial institutions. It is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. Further, the new Trump Administration is expected to seek to promote innovation across the financial services industry through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry.

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

The market shares of the Bank and all other banks within the eight counties in California in which we operate, at June 30, 2024 (the most recent data available), as reported by FDIC, are as follows:

County	F&M Bank Deposits	All Banks Deposits	F&M Bank Deposit Share
(Dollars in thousands)
San Joaquin	$1,922,064	$14,907,748	12.89%
Stanislaus	976,973	11,271,643	8.67%
Merced	276,371	3,260,495	8.48%
Solano	163,815	6,790,106	2.41%
Sacramento	723,148	69,846,819	1.04%
Contra Costa	485,516	52,224,470	0.93%
Napa	25,534	4,619,081	0.55%
Alameda	27,021	66,045,246	0.04%
Total	$4,600,442	$228,965,608	2.01%

Human Capital Resources

As of December 31, 2024, we employed 373 full-time-equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2024, salaries and employee benefits expense totaled $72.5 million, representing 69% of our total non-interest expense. The Company makes significant investments in employee education, training, and recruiting.

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

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually, we use outside survey firms to provide information on market pay. We also pay performance-based bonuses to our employees. We use different performance based bonus programs for those in business generating roles and those in administrative support roles to ensure incentives align with job responsibilities and proper segregation of duties. During 2024, total cash bonus compensation amounted to nearly 30% of base salaries. We believe that this “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate in our Profit Sharing Plan after one year of service and having worked at the Company at least 1,000 hours. The Company makes contributions equal to 5% of the employee’s eligible compensation plus a discretionary contribution determined annually by the Board of Directors. This is not a matching based program; employees receive these contributions regardless of whether they make individual contributions to our 401(K) program. During 2024, total contributions by the Company for the Profit Sharing Plan amounted to approximately 9.4% of eligible wages, a level that we believe helps us in recruitment and retention.

The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees and a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The ERP and SMRP are a non-qualified deferred compensation plans and were developed to supplement the Company’s Profit Sharing Plan. Effective November 29, 2024 both plans were terminated and frozen. The liquidation of both plans will occur sometime between the 12-month anniversary and the 24-month anniversary of the termination of the plans pursuant to regulations promulgated by the Department of the Treasury. These plans were replaced with a new restricted stock compensation plan.

Stock Compensation Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”).  The 2025 Plan permits stock-based compensation awards to employees, officers and directors of the Company and its subsidiaries and affiliates.  The 2025 Plan authorized awards up to 80,000 shares. No shares have been issued under the 2025 Plan as of December 31, 2024. The first grant awards under the 2025 Plan occurred in February 2025.

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

Harassment Prevention
The Company assigns all employees harassment prevention training. Every two years non-supervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion.  Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2024, all employees had met their harassment prevention training requirements for 2024.

Performance Evaluation
The Company has implemented a Performance Planning, Coaching and Evaluation (“PPC&E”) system that requires each year that employees and their managers establish detailed goals and objectives. Annually, employees are reviewed relative to their progress in achieving those goals, with the objective of reducing performance surprises and encouraging behavior that is consistent with Company objectives. We believe that this PPC&E discipline is important in retaining and growing the skills of our employees.

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

Government Policies

The Company’s profitability, like that of most financial institutions, is significantly dependent on interest rate differentials. The difference between the interest rates received by the Company on its interest-earning assets, such as loans and leases extended to its customers and securities held in its investment portfolio, and the interest rates paid by the Company on interest-bearing liabilities, such as deposits and other borrowings, comprise the major portion of the Company’s earnings.

These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession, unemployment, and the monetary policy of the Federal Reserve. The impact that changes in economic conditions and governmental policies might have on the Company and the Bank cannot be predicted.

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

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the Company’s cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures including California’s, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation or regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions, and other financial institutions and financial service providers. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the Deposit Insurance Fund (“DIF”) and clients of insured depository institutions and not for the benefit of shareholders of the Company. This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Set forth below is a summary description of the material laws and regulations, which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company
The Company is a registered bank holding company and is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company’s operations are subject to extensive regulation, supervision, and examination by the Federal Reserve. The Company is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve conducts periodic examinations of the Company.

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

The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the reporting, proxy solicitation and other requirements and restrictions of the Exchange Act.

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

Such remedies include the power to issue cease and desist orders regarding or to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove or suspend officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers.

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

•
in the so-called “Volcker Rule,” subject to numerous exceptions, prohibiting insured depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

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

The new Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions. Further, in a recent statement, the Acting Chairman of the FDIC indicated that a matter of FDIC focus (among other things) will include conducting a “wholesale” review of the agency’s regulations, guidance and manuals.  President Trump is likely to appoint, or has already appointed, new acting leadership of bank regulatory agencies, including the CFPB, and, once appointed, this new agency leadership can rescind informal agency guidance, including advisory opinions, interpretive rules and policy statements, creating opportunities for deregulation. On January 20, 2025, President Trump signed an executive order to pause all pending regulations. Sweeping in nature, the order applies to “all executive departments and agencies” while directing them to “not propose or issue any rule in any manner, including by sending a rule to the Office of the Federal Register (the “OFR”), until a department or agency head appointed or designated by the President after noon on January 20, 2025, reviews and approves the rule.” The order also states that agencies must “immediately withdraw any rules that have been sent to the OFR but not published in the Federal Register, so that they can be reviewed and approved.” The executive order also states that agencies must “consider postponing for 60 days from the date of this memorandum the effective date for any rules that have been published in the Federal Register, or any rules that have been issued in any manner but have not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise.”

At this time, no details on potential or proposed reforms have been published, and we are uncertain whether the intended deregulation will, in fact, occur, or have a significant impact on the Company. Whether and the extent to which any new legislation will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time. No current assurance may be given that any other such legislative changes will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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

As of December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for a “well capitalized” institution under the Basel III capital rules on a fully phased-in basis.

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

The new Trump Administration may consider adjustments to these capital and liquidity rules. Whether and the extent to which these proposed rules, or modifications of existing regulations and policies, which may impact our business, will be enacted and implemented is uncertain and cannot be predicted at this time.

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

	Minimum to be Categorized as "Well Capitalized"		Minimum to be Categorized as "Adequately Capitalized"		Under-capitalized	Significantly Under-capitalized	Critically Under-capitalized
Risk-based capital to risk-weighted assets	10.00	%+	8.00	%+	< 8.00%	< 6.00%	N/A
Tier 1 capital to risk-weighted assets	8.00	%+	6.00	%+	< 6.00%	< 4.00%	N/A
CET1 capital to risk-weighted assets	6.50	%+	4.50	%+	< 4.50%	< 3.00%	N/A
Tier 1 leverage capital ratio	5.00	%+	4.00	%+	< 4.00%	< 3.00%	N/A
Tangible equity to assets	N/A		N/A		N/A	N/A	< 2.00%
Supplemental leverage ratio	N/A		3.00	%+	< 3.00%	N/A	N/A

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank to the FDIC. As of December 31, 2024, we met the requirements to be classified as “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well capitalized” ratio requirements under the PCA regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework was available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. While we are a qualifying community banking organization, the Company and Bank did not opt into the CBLR framework.

Anti-Money Laundering and Office of Foreign Assets Control Regulation
Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money.

The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

In June 2018, the State of California enacted The California Consumer Privacy Act of 2018 (“CCPA”). This law became effective on January 1, 2020, and provides consumers with expansive rights and controls over their personal information which is obtained by or shared with “covered businesses”, which includes the Bank and most other banking institutions subject to California law. The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information. The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA”) which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights. The CPREA requires businesses to share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request. It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations. Most of the provisions of the CPREA took effect in 2023 but some portions, such as the creation of the new state agency, went into effect immediately. While GLBA-regulated nonpublic, personal information generally is exempt under the CCPA, the CCPA and certain other state laws apply to the personal information of representatives of any business contacts that the Bank engages with who are California residents, employees who are California residents, and any other personal information that the Bank collects outside of the scope of GLBA, such as with respect to certain data collected from visitors to our website. The impact of these laws on the business of the Bank could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $129.9 million at December 31, 2024. During 2024, the Bank paid $60.9 million in dividends to the Company of which $13.0 million was used for cash dividends to shareholders, $45.3 million was allocated for share repurchases and $2.6 million was used to cover expenses and maintain a cash reserve.

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

The Bank’s FDIC premiums were $2.4 million, $2.4 million, and $1.4 million for the three years ended December 31, 2024, 2023, and 2022, respectively. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank under the final rule (with assets greater than $2 billion) and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. The rule imposes new data collection requirements on large banks, although certain data collection and reporting requirements will be limited to larger banks with assets greater than $10 billion. The final rule took effect on April 1, 2024; however, on March 21, 2024 the agencies issued a supplemental final rule extending the applicability date for certain provisions. Specifically, the requirements for facility-based assessment areas and public file provisions, initially effective on April 1, 2024, were extended to January 1, 2026.  This extension aligns these provisions with the compliance date for other aspects of the final rule. The supplemental final rule also clarifies that banks are not required to make changes to their public files until January 1, 2026, providing institutions additional time to comply with the updated public notice requirements. These developments indicate ongoing legal and regulatory adjustments affecting the implementation timeline of the CRA final rule. The Bank continues to monitor and stay informed on changes to ensure compliance with the evolving regulatory framework.

Consumer Protection Regulations
Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, GLBA, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Servicemembers Civil Relief Act, Military Lending Act and Real Estate Settlement Procedures Act. The FDIC regularly conducts compliance examinations of insured depository institutions to determine whether the institution is meeting its responsibility to comply with the requirements of consumer protection laws and regulations.

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

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce federal consumer protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices have been a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The Dodd-Frank Act also provided the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. While the new Trump Administration appointee to lead the CFPB and Administration policies could result in the rollback of rules implementing and enforcing consumer financial law and regulatory enforcement activities, there is an expectation of increased activity at the state level to enforce consumer protection, data privacy, and banking regulations to address potential gaps in federal oversight. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.

In February 2025, the director of the CFPB was dismissed by the new Trump Administration and the new Director of the Office of Management and Budget was appointed as acting director of the CFPB. The acting director of the CFPB directed agency staff to stop virtually all work, including supervision activities and pending investigations, and announced that the CFPB would not be taking its next draw of federal funding. Later in February 2025, President Trump nominated a new director of the CFPB who, if confirmed by the Senate, will replace the acting CFPB director. It cannot be predicted at this time what impact these changes will have on the CFPB and its regulatory responsibilities in the consumer protection area.

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

In September 2024, the FDIC and the Office of the Comptroller of the Currency issued new policy statements on bank merger transactions.  The FDIC’s new policy statement, which supersedes the agency’s prior policy statement and was intended to provide transparency and clarity around the FDIC’s approach to bank mergers, was opposed by the now Acting Chairman of the FDIC, who argued that this new supervisory guidance potentially makes the bank merger process longer, more difficult and less predictable.   Further, in his recent statement, the Acting Chairman of the FDIC has indicated that a matter of FDIC focus (among other things) will include improving the bank merger approval process and replacing the 2024 Statement of Policy to ensure that merger transactions that satisfy the Bank Merger Act are approved in a timely way.  At this time, it cannot be predicted whether and the extent to which this supervisory guidance might be modified or withdrawn, or a new approach to bank merger transactions might be implemented.

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

In May 2024, several federal financial agencies (including the FDIC) adopted a notice of proposed rulemaking to address incentive-based compensation arrangements for financial institutions, re-proposing the regulatory text previously proposed in June 2016 and seeking public comment on certain related matters.  The 2024 proposed rule requires enhanced disclosure and reporting of compensation arrangements by covered institutions and prohibits incentive compensation arrangements that involve inappropriate risks or could lead to material financial loss. The Federal Reserve and the SEC have not joined in issuing the 2024 proposed rule, which has not yet been published in the Federal Register or opened for formal public comment. At this time, it cannot be predicted whether this proposed rule will be modified or implemented.

Recent Developments

Following a bankruptcy filing by a financial services company known as Synapse, in October 2024, the FDIC approved a proposal which will require banks and their “fin-tech” partners holding certain custodial accounts to maintain timely and accurate records to determine the actual consumers who own funds held in the pooled custodial accounts and the account balance attributable to each consumer so that the FDIC can meet insured deposit claims to beneficial owners underlying the custody accounts upon the failure of the bank.  At the present time, the Bank does not have any such “fin-tech” partners.

Available Information

Company reports filed with the SEC, including the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and ownership reports filed by directors, executive officers and principal shareholders, can be accessed free of charge through the Company’s website at http://www.fmbonline.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The link to the SEC is on the About Us page. The Company’s reports may also be accessed at the SEC’s Internet website (http://www.sec.gov).

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

Risks Relating to the Industry and Geographic Area in Which We Operate and the U.S. Economy

As a financial services company, our business and operations may be adversely affected by weak economic conditions. Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and California. The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. The prolonged inverted yield curve and the actions by the Treasury Department in recent years such as financing more of the U.S. debt with short-term instruments resulted in higher short-term borrowing costs. Despite rate cuts by the Federal Reserve between September and December 2024, the Federal Reserve has signaled caution in easing monetary policy citing strong economic performance, robust GDP growth, and persistent inflation as reasons to move slowly with any further rate cuts. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations. Our clients businesses are also impacted by the strong US dollar which impacts commodity prices and hurts U.S. exports.

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

Although only 5.3% of our loan portfolio consisted of real estate construction, and acquisition and land development loans as of December 31, 2024, such loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than other loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) acquisition, development and construction loans (“ADC loans”) exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk-based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2024, our ratio of the sum of CRE and ADC loans to total risk-based capital was 172% and our ratio of ADC loans to total risk-based capital was 31.26%.  Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guidance. We have exceeded these guidance ratios at times in the past and may do so in the future.  We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations.  If we exceed the FDIC’s guidance and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

We could suffer material credit losses if the overall economy and/or a particular industry suffers an economic recession and we do not appropriately manage our credit risk.  There are risks inherent in making any loan, including risks in dealing with individual clients, risks of non-payment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. Changes in the economy may cause the assumptions that we made at origination to change and may cause clients to be unable to make payments on their loans. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate to address the inherent risks associated with lending. Any failure to manage such risks may materially adversely affect our financial condition and results of operations.

The small to medium-sized businesses, including agricultural businesses, that we lend to may have fewer resources to weather adverse business and economic developments, which may impair their ability to repay a loan, and such impairment could adversely affect our operations and financial condition.  Our business strategy targets primarily small to medium-sized businesses, which frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair a client’s ability to repay a loan. During recessions, demand for goods and services slows down which may negatively affect business sales, levels of profits, and asset values, particularly real estate which may decrease in value. During recent years, the strong U.S. dollar, high inflation rates and the inverted yield curve have had a negative impact on many of our borrowers, particularly in agri-business.

In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China and has also indicated that tariffs may be imposed at increased levels on imports to the U.S. from other countries. If other countries, in retaliation to the U.S.’s tariff measures, were to impose increased levels of tariffs on goods exported to such countries by companies in the U.S. such tariff increases may negatively impact companies in the U.S. whose business involves exports to other countries. This could be of particular concern to U.S. companies operating in the agricultural sector who export to other countries. The Company’s customers included a number of agricultural business, which could be negatively affected. Preliminary indications have been that the new Trump Administration tariff increases to Canada and Mexico may be delayed or decreased if such countries adopt various policies urged by the U.S., such as enhanced border security and control measures. The outcome of this process cannot be predicted with any certainty at this time.

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

Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates. Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. An inverted yield curve, such as the one that has existed in recent years, places further stress on interest rate risk management. In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their borrowings. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations. Asset liability mismatches caused by normal fluctuations in market interest rates could also materially and adversely impact profitability. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.

Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 11 times or 525 basis points from March 2022 to July 2023. The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points during the last four months of the year. As of December 31, 2024, the federal funds rate decreased to 4.50%. It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to increase the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. As noted previously, the new Trump Administration has taken steps to increase tariffs on goods imported to the U.S. from certain countries. Retaliation by such countries through the imposition of higher tariffs on exports from the U.S. appears to be a possibility. The imposition of increased tariffs on imports and exports is believed by some economists to entail the possibility of increased inflationary pressures on the U.S. economy. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2025 and beyond.

Beginning in 2021, the U.S. economy began to reflect relatively rapid rates of increase in the consumer price index, inflation rates, and other economic indices; a prolonged elevated rate of inflation could present risks for the U.S. banking industry and our business.  During the latter part of 2021 and into 2023, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index, inflation rate, and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.

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

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.  Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage inasmuch as they may offer a wider array of banking services at better rates and be able to target a broader client base through more extensive promotional and advertising campaigns. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, in-migration of more competitors, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium-sized businesses that we target. Additionally, non-traditional financial services firms, such as financial technology companies, are less regulated and continue to expand their offerings of services traditionally provided by financial institutions.  If we are unable to attract and retain customers, we may be unable to continue to grow our loan and deposit portfolios and our operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Our financial results may be impacted by the cyclicality and seasonality of our agricultural lending business.  The Company has provided financing to agricultural customers in the mid Central Valley of California throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2024 a significant portion of the Company’s loans (as much as 29.2%) were outstanding to agricultural borrowers. Commitments are well diversified across various commodities, including dairy, grapes, walnuts, almonds, cherries, apples, pears, and various row crops. Additionally, many individual borrowers are themselves diversified across commodity types, reducing their exposure, and therefore the Company’s, to cyclical downturns in any one commodity.

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

As previously noted, increased tariffs by foreign countries on goods exported to such countries from the U.S. could adversely impact agricultural producers in the U.S., including the Company’s customers in the agricultural sector.

The impact of climate change and governmental and societal responses to climate change, including on the availability of water and the transition to a low-carbon economy, could adversely affect our business and our clients’ businesses.  Despite the fact that 2024 had above-average levels of precipitation in California, the State has experienced severe drought conditions at times over the past several years. These weather patterns reinforce the fact that the long-term risks associated with the availability of water are significant. The farming belt of the Central Valley is often cited as an example of an area that experienced extreme drought. However, not all areas of the state are impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the mid Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers.

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

Climate-related physical changes and hazards, such as wildfires, could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by wildfires, earthquakes or other natural disasters, and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Additionally, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe losses resulting from wildfires or other climate-related physical hazards. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict but could have a material adverse effect on financial condition, results of operations or profitability.

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

Risks Related to Our Growth

If we are not able to manage our growth effectively, our future prospects and competitive position could be diminished and our profitability could be reduced. We may also incur higher than anticipated costs, and our ability to execute our growth strategy could be impaired.  It is our objective to continue to grow our assets and deposits by increasing our product and service offerings and expanding our operations organically. Our ability to manage growth successfully will depend on our ability to (i) identify suitable markets for expansion; (ii) attract and retain qualified management; (iii) attract funding to support additional growth; (iv) maintain asset quality and cost controls; (v) maintain adequate regulatory capital and profitability to support our lending activities; and (vi) may include finding attractive acquisition targets and successfully acquire and integrate the acquisitions in an efficient manner. If we do not manage our growth effectively, we may be unable to realize the benefit from our investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth, which would reduce our earnings and diminish our future prospects. Failing to maintain effective financial and operational controls as we grow, such as appropriate loan underwriting procedures, adequate allowances for credit losses and compliance with regulatory requirements, could have a negative effect on our financial condition and operations, such as increased credit losses, reduced earnings and potential regulatory restrictions on growth.

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

Risks Related to Our Financial Practices

Our allowance for credit losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses due to adverse economic conditions which, among other factors, could cause loan defaults and non-performance on loans. We maintain an allowance for credit losses in accordance with U.S. generally accepted accounting principles to provide for such defaults and other non-performance. The determination of the appropriate level of this allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for credit losses may not be adequate to cover actual credit losses. Moreover, any increase in our allowance for credit losses will adversely affect our earnings.

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

We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may prove to be inappropriate for the period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated. This could harm our reputation as well as our revenues and profits. Finally, information we provide to our regulators based on poorly designed or implemented models could also be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Impairment of investment securities could require charges to earnings, which would negatively affect our operations. We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for current expected credit losses as required by ASC 326.  We evaluate our investment securities portfolio for impairment as of each reporting date.  At December 31, 2024, we had no investment securities that were impaired.

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

Risks Related to Our Access to Capital

We may be unable to, or choose not to, pay dividends on our common shares. We have consistently declared an annual cash dividend for  89 years. Our ability to continue to pay dividends depends on various factors. The Company is a legal entity separate and distinct from the Bank, and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the DFPI and California corporate and banking laws may, under certain circumstances, prohibit the Bank’s payment of dividends to the Company. Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The Company’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives. A failure to pay dividends may negatively affect your investment.

The price of our common shares may fluctuate significantly particularly given the illiquid nature of our common stock and our stock may have low trading volumes, which may make it difficult for a shareholder to resell common shares owned at times or prices they find attractive. The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. The markets may produce downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common shares may fluctuate and cause significant price variations to occur.

The low trading volume in our common shares on the OTCQX, under the symbol “FMCB,” means that our shares may have less liquidity than other companies, whose shares are more broadly traded.  We cannot ensure that the volume of trading in our common shares or the price of our common shares will be maintained or will increase in the future. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things: actual or anticipated variations in quarterly results of operations; operating and stock price performance of other companies that investors deem comparable to our Company; news reports relating to trends, concerns and other issues in the financial services industry; available investment liquidity in our market area since our stock is not listed on any exchange; and perceptions in the marketplace regarding our Company and/or its competitors.

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

The rapid contraction of the M1 and M2 money supply in 2022 and the first quarter of 2023 materially impacted liquidity levels at many financial institutions. The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023, and related negative media attention, also generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks.

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

Information security risks for financial institutions have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, nation-state adversaries, and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service and ransomware attacks that are designed to disrupt key business services, such as client-facing websites. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

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

We rely on our information technology and telecommunications systems and third-party servicers, and the failure of these systems could adversely affect our business. Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We rely on these systems to process deposit services, electronic funds transfer services (including wires and ACH), new and renewal loans, provide client service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process deposit services, electronic funds transfer services (including wires and ACH), new and renewal loans and provide client service or compromise our ability to collect loan payments in a timely manner.  Our ability to adopt new information technology and technological products needed to meet our clients’ banking needs may be limited if our third-party servicers are slow to adopt or choose not to adopt such new technology and products. Such a failure to provide this technology and products to our clients could result in a loss of clients, which would negatively affect our financial condition and operations.

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

As noted previously, the new Trump Administration has made leadership changes at the CFPB. The long-term impact of these and other changes at the CFPB cannot be predicted at this time.

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

A capital injection into the Bank may be required at times when we do not have the resources to provide it at the holding company level; therefore, we may be required to issue common shares or debt to obtain the required capital. Issuing additional common shares would dilute our current shareholders’ percentage of ownership and could cause the price of our common shares to decline. Any debt would be entitled to a priority of payment over the claims of the Company’s general unsecured creditors or equity holders. Thus, any Company borrowing to make the required capital injection may be expensive and adversely affect our cash flows, financial condition, operations, and business prospects.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs, and many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

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

Risk Management and Strategy

Information security and cybersecurity risk is the risk that the security, confidentiality, integrity or availability of our information and critical information systems are impacted by unauthorized or unintended access, use, disclosure, disruption, modification or destruction. Cybersecurity attacks and other security breaches can have material adverse impacts on our business. While no organization can eliminate cybersecurity risk entirely, we devote significant resources to our security program that we believe is reasonably designed to mitigate our cybersecurity and information technology risk. The Bank devotes significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs. However, our facilities and systems, and those of third-party service providers, are still vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. The Company seeks to address cybersecurity risks by implementing a governance structure and processes to assess, identify, manage, remediate, and report cybersecurity risks.

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

Our risk management program regularly assesses third party risks (inclusive of fourth-party risk) by conducting activities to identify and mitigate risks from third parties (e.g., vendors, suppliers, and other business partners). Cybersecurity risks are evaluated when selecting and managing applicable third-parties that handle or process employee, business, or customer data, and a review process that includes due diligence over a third-party’s information security and technology control environment is conducted at onboarding and periodically throughout the lifecycle of the relationship to ensure that systems of third- parties meet certain security baseline requirements. We maintain procedures to respond to, manage and mitigate third-party cybersecurity events and vulnerabilities when identified.

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

In 2024, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition; however, cybersecurity threats are pervasive. Despite the capabilities, processes and security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, cybersecurity threats are continuously evolving, which may cause cybersecurity threats to be more difficult to detect in the future. See “Risk Factors - Risks Related to Cybersecurity and Information Technology” in Part I, Item 1A of this Form 10-K, for additional information about these and other risks related to cybersecurity and information technology.

Item 2.	Properties

Farmers & Merchants Bancorp and its subsidiaries are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. We own our headquarters, loan servicing center, administrative offices, warehouses and parking lots along with land for future banking locations. Banking services are provided in 30 branch locations in the Company's service area. Of the 30 branches, 20 are owned and 10 are leased. The expiration of these leases occurs between the years 2025 and 2030, however most of these leases have extension options that typically range from 5 to 10 years. See Note 13 “Leases”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

Item 3.	Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business may be filed or pending against the Company or its subsidiaries. Based upon information available to the Company, its review of such lawsuits and claims and consultation with its counsel, the Company believes the liability relating to these actions, if any, would not have a material adverse effect on its consolidated financial statements.

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

The following tables summarize the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2023. These figures are based on activity posted on the OTCQX:

	Year Ended December 31, 2024
	High	Low	Close	Dividend Declared
First quarter	$1,075.00	$950.00	$980.00	$-
Second quarter	1,100.00	951.00	961.20	8.80
Third quarter	971.06	930.12	971.06	-
Fourth quarter	1,099.00	960.00	1,060.00	9.30

	Year Ended December 31, 2023
	High	Low	Close	Dividend Declared
First quarter	$1,087.99	$975.02	$1,015.00	$-
Second quarter	1,020.00	950.00	965.00	8.30
Third quarter	1,000.00	934.00	955.00	-
Fourth quarter	1,057.50	932.00	1,057.50	8.80

As of February 28, 2025, there were approximately 1,274 shareholders of record of the Company’s common stock. The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 89 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited by the terms of the debentures from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its shareholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

On November 14, 2023, the Board of Directors authorized an extension to the Company’s share repurchase program through December 31, 2024 for an additional $25.0 million of the Company’s common stock, which represented approximately 4% of outstanding shareholders’ equity at the time of approval. On September 10, 2024, the share repurchase program authorized in November 2023 was cancelled. On September 10, 2024, the Company authorized a new share repurchase program for $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. Repurchases by the Company under the repurchase plan may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

During 2024, the Company spent $45.3 million, inclusive of the excise tax, on the repurchase of 48,173 shares, or approximately 6.44% of the total shares outstanding as of December 31, 2023. The Company repurchased 9,936 shares, or $10.1 million, under the $25.0 million share repurchase program authorized in November 2023, which was cancelled on September 10, 2024. The Company repurchased 38,237 shares, or $35.1 million, under the new share purchase program authorized on September 10, 2024. All of these shares were purchased at prices ranging from $917.00 to $1,090.00 per share, for an average of $937.43 per share, based upon the then current price on the OTCQX or reflecting a negotiated block discount. The Company did not issue any shares of common stock during 2024.

The actual means and timing of any repurchases, the quantity of purchased shares and prices will be subject to certain limitations, including, without limitation, market prices of the Company’s common shares, general market and economic conditions, the Company’s financial performance, capital position, and applicable legal and regulatory requirements, and the discretion of the Chief Executive Officer and Chief Financial Officer.

Repurchases under the repurchase plan may be initiated, discontinued, suspended, or restarted at any time in the Company’s discretion. The Company is not obligated to repurchase any shares under the repurchase plan.  No shares may be repurchased pursuant to the authority granted in the repurchase plan after December 31, 2026. Repurchased shares may be used to fund the Company’s non-qualified retirement plans, may be returned to the status of authorized but unissued common shares of the Company or may be retired.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)
October 1, 2024 to October 31, 2024	38,069	$917.33	38,069	$20,040
November 1, 2024 to November 30, 2024	11	1,000.00	11	20,029
December 1, 2024 to December 31, 2024	117	1,027.83	117	19,909
Total 4th Quarter 2024	38,197	$917.69	38,197	$19,909

Total 2024	48,173	$937.43	48,173	$19,909

 (1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the year ended December 31, 2024, the excise tax expense totaled $452,000.

Shareholder Rights Plan
On August 5, 2008, the Board of Directors approved a Share Purchase Rights Plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated August 5, 2008 (the “2008 Rights Agreement”), with Computershare as Rights Agent, and the Company declared a dividend of a right to acquire one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, $0.01 par value per share, to shareholders of record at the close of business on August 15, 2008. Generally, the Rights are only triggered and become exercisable if a person or group (the “Acquiring Person”), without the consent of the Company’s Board of Directors, acquires beneficial ownership of 10 percent or more of the Company’s common stock or announces a tender offer for 10 percent or more of the Company’s common stock.

The Rights Plan is similar to plans adopted by many other publicly traded companies. The effect of the Rights Plan is to discourage any potential acquirer from triggering the Rights without first convincing the Company’s Board of Directors that the proposed acquisition is fair to, and in the best interest of, all of the shareholders of the Company. The provisions of the Plan, if triggered by the Acquiring Person, will substantially dilute the equity and voting interest of any potential acquirer unless the Board of Directors approves of the proposed acquisition (under Article XV of the Company’s Certificate of Incorporation, the Board of Directors has the authority to consider any and all factors in determining whether an acquisition is in the best interests of the Company and its shareholders). Each Right, if and when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (“Preferred Share”), at the purchase price set forth in the Rights Plan for each one one-hundredth of a share, subject to adjustment.

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

The Rights Plan was set to expire on August 5, 2018. On November 19, 2015, the Board of Directors approved a seven-year extension of the term of the Rights Plan. Pursuant to an Amendment to the 2008 Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2018 to August 5, 2025. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. The Board also increased the purchase price under the Rights Plan from $1,200 to $1,600 per one one-hundredth of a Preferred Share, to reflect the increase in the market price of the Company’s common stock over the past several years.

On April 5, 2024, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Agreement”), which amended and restated the 2008 Rights Agreement. The Amended Rights Agreement extends the expiration date of the Company’s Rights Plan from the close of business on August 5, 2025, to the close of business on August 5, 2034.  At the time of the termination of the Amended Rights Agreement, all of the Rights distributed to holders of the Company’s Preferred Shares pursuant to the Amended Rights Agreement will expire. The Amended Rights Agreement also increases the purchase price per unit under the Rights Agreement from $1,600 per one one-hundredth of a Preferred Share, to $3,900 per one one-hundredth of a Preferred Share. The other changes reflected in the Amended Rights Agreement generally clarify the legal relationship between the Rights Agent and the Company and were made to conform the agreement to provisions that have become customary in such agreements since the Rights Plan was originally adopted in 2008.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2019 to December 31, 2024 to that of: (i) the S&P 600 Regional Banks (Sub Ind) (TR) Index; and (ii) the cumulative total return of the New York Stock Exchange AMEX Composite market index. The graph assumes an initial investment of $100 on December 31, 2019 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual shareholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K. Information related to the comparison of the results of operations for the years December 31, 2023 to 2022 is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K filed with the SEC on March 14, 2024.

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking related subsidiaries, which the Company may establish or acquire. Over 108 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank (the “Bank”). The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland, Napa, and Danville. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

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

The Company’s outstanding common stock as of December 31, 2024, consisted of 699,798 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2024. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

The primary source of funding for the Company’s growth has been the generation of deposits, which the Company raises through its existing branch locations, newly opened branch locations, or through acquisitions. Loan growth over the years is the result of organic growth generated by the Company’s seasoned relationship managers and supporting associates who provide outstanding service and responsiveness to the Company’s clients.

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

Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2024, 2023, and 2022 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data.”

	Years Ended December 31
(Dollars in thousands, except per share data)	2024	2023	2022
Selected Income Statement Information:
Interest income	$271,977	$253,754	$198,413
Interest expense	65,301	38,369	4,840
Net interest income	206,676	215,385	193,573
Provision for credit losses	-	9,407	6,450
Net interest income after provision for credit losses	206,676	205,978	187,123
Non-interest income	20,700	14,914	6,178
Non-interest expense	105,132	104,339	93,560
Income before income tax expense	122,244	116,553	99,741
Income tax expense	33,787	28,239	24,651
Net income	$88,457	$88,314	$75,090

Selected financial ratios:
Basic and diluted earnings per share	$121.02	$116.61	$96.55
Cash dividends per common share	18.10	17.10	16.15
Dividend payout ratio	14.96%	14.66%	16.73%
Net interest margin (tax equivalent)	4.05%	4.30%	3.81%
Non-interest income to average assets	0.38%	0.28%	0.12%
Non-interest expense to average assets	1.95%	1.98%	1.75%
Efficiency ratio	46.24%	45.31%	46.84%
Return on average assets	1.64%	1.68%	1.41%
Return on average equity	15.49%	17.05%	16.04%
Net charge-offs (recoveries) to average loans	0.02%	(0.01%)	0.01%

	As of December 31,
(Dollars in thousands, except per share data)	2024	2023	2022
Selected Balance Sheet Information:
Cash and cash equivalents	$212,563	$410,642	$588,257
Investment securities	1,233,407	999,750	997,817
Gross loans held for investment	3,690,221	3,665,397	3,521,718
Total assets	5,370,196	5,308,928	5,327,399
Total deposits	4,699,139	4,668,095	4,759,269
Shareholders' equity	573,072	549,755	485,308

Average Balances:
Average earning assets	5,118,165	5,027,990	5,091,684
Average assets	5,389,132	5,270,352	5,341,901
Average shareholders' equity	571,086	518,035	468,001

Selected financial ratios:
Book value per share	$818.91	$735.00	$631.63
Tangible book value per share	$800.52	$717.05	$613.42
Allowance for credit losses to total loans	2.04%	2.05%	1.90%
Non-performing assets to total assets	0.03%	0.02%	0.03%
Loans held for investment to deposits	78.53%	78.52%	74.00%

Capital ratios:
Common equity tier 1 capital to risk-weighted assets	13.04%	12.30%	11.57%
Tier 1 capital to risk-weighted assets	13.26%	12.53%	11.80%
Risk-based capital to risk-weighted assets	14.52%	13.78%	13.06%
Tier 1 leverage capital ratio	10.95%	10.38%	9.36%
Tangible common equity ratio (1)	10.46%	10.13%	8.87%

(1) See “Non-GAAP Measurements”.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may ultimately differ significantly from these estimates and assumptions, which could have a material adverse effect on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

Our significant accounting policies and practices are described in Note 1 “Summary of Significant Accounting Policies”, located in Item 8: “Financial Statements and Supplementary Data” in this Form 10-K. We have identified one policy and estimate as being critical because it requires management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. This policy relates to the allowance for credit losses on loans and leases held for investment.

Allowance for Credit Losses on Loans and Leases Held for Investment — The allowance for credit losses (“ACL”) on loans and leases represents management’s estimate of all expected credit losses over the expected life of the loan portfolio, utilizing the current expected credit loss (“CECL”) accounting standard as prescribed under GAAP. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of the current expected credit losses. The Company increases its ACL by charging provisions for credit losses on its consolidated statement of income. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes a loan balance is uncollectable. Recoveries on previously charged off loans are credited to the ACL. Determining the appropriateness of the ACL is complex and requires judgment by management about inherently uncertain factors.

Management utilizes the weighted average remaining maturity (“WARM”) methodology given its size and level of complexity. Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over the remaining life of the loan pool. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term (adjusted for prepayments) to determine the loan pool’s current expected credit losses. Among the significant estimates required to establish the ACL are: (i) a weighted average loss estimate categorized by loan segmentation; (ii) average duration calculations in order to assess the loss factors over the life of the loan segment; (iii) application of a reasonable and supportable forecast based on macro- and micro-economic factors expected to influence losses; (iv) value of collateral and strength of borrowers; and (v) the determination of the qualitative loss factors. All of these estimates are susceptible to significant change.

Qualitative factors are evaluated each period and applied in instances when management assesses that additional risks not captured in the quantitative estimate should be factored into the overall ACL estimate. These risks include loan performance trends, collateral value risk and changes in the nature and volume of the loan portfolio. Changes in the assessment of these qualitative factors could significantly impact the calculated estimated credit loss.

The ACL represents management’s best estimate of potential loan losses, but significant changes in prevailing economic conditions could result in material changes in the allowance. Generally, an improving economic environment generates a lower ACL estimate than a weakening economic environment. Changes in the macro-economic and micro-economic conditions, especially those impacting the agricultural industry in California, could significantly impact the calculated estimated credit loss. Changes in economic conditions and/or interest rates can also impact the duration assumption. An increase in the duration of loans would increase the allowance while a decrease in the duration would decrease the allowance. The economic information utilized in the ACL process is inherently uncertain and many external factors could impact the information. Management reviews the inputs to the WARM model to ensure they are reasonable and supportable; however, changes in local and national economic conditions will impact the allowance level. While management utilizes its best judgment and current information available, the adequacy of the ACL is significantly determined by certain factors outside the Company’s control, such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and any regulatory changes. Additionally, the level of ACL may fluctuate based on the balance and mix of the loan portfolio. See Note 1 “Summary of Significant Accounting Policies”, located in Item 8. “Financial Statements and Supplementary Data”, of this Form 10-K for a detailed discussion of the Company’s allowance for credit losses.

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

Tangible Common Equity Ratio and	December 31,
Tangible Book Value Per Common Share	2024	2023	2022
(Dollars in thousands, except per share data)
Shareholders' equity	$573,072	$549,755	$485,308
Less: Intangible assets	12,870	13,419	13,992
Tangible common equity	$560,202	$536,336	$471,316

Total Assets	$5,370,196	$5,308,928	$5,327,399
Less: Intangible assets	12,870	13,419	13,992
Tangible assets	$5,357,326	$5,295,509	$5,313,407

Tangible common equity ratio(1)	10.46%	10.13%	8.87%
Book value per common share(2)	$818.91	$735.00	$631.63
Tangible book value per common share(3)	$800.52	$717.05	$613.42
Common shares outstanding	699,798	747,971	768,337

(1)	Tangible common equity divided by tangible assets.
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the years in the two-year period ended December 31, 2024 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report on Form 10-K filed with the SEC on March 14, 2024.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	December 31,
(dollars in thousands, except per share amounts)	2024	2023
Earnings Summary:
Interest income	$271,977	$253,754
Interest expense	65,301	38,369
Net interest income	206,676	215,385
Provision for credit losses	-	9,407
Non-interest income	20,700	14,914
Non-interest expense	105,132	104,339
Income before taxes	122,244	116,553
Income tax expense	33,787	28,239
Net Income	$88,457	$88,314

Per Common Share Data:
Diluted earnings per common share	$121.02	$116.61
Book value per common share	$818.91	$735.00
Tangible book value per common share(1)	$800.52	$717.05

Performance Ratios:
Return on average assets	1.64%	1.68%
Return on average equity	15.49%	17.05%
Net interest margin (tax equivalent)	4.05%	4.30%
Yield on average loans and leases (tax equivalent)	6.08%	5.84%
Cost of average total deposits	1.35%	0.80%
Efficiency ratio	46.24%	45.31%
Loan-to-deposit ratio	78.53%	78.52%
Percentage of checking deposits to total deposits	51.08%	51.76%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.04%	12.30%
Tier 1 capital to risk-weighted assets	13.26%	12.53%
Risk-based capital to risk-weighted assets	14.52%	13.78%
Tier 1 leverage capital ratio	10.95%	10.38%
Tangible common equity ratio(1)	10.46%	10.13%

(1)	See "Non-GAAP Measurements"

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Year ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$314,892	$16,860	5.35%	$519,331	$26,872	5.17%
Investment securities:(1)
Taxable securities	1,053,601	28,074	2.66%	929,503	18,886	2.03%
Non-taxable securities(2)	61,863	2,994	4.84%	61,029	2,888	4.73%
Total investment securities	1,115,464	31,068	2.79%	990,532	21,774	2.20%
Loans:(3)
Real estate:
Commercial	1,342,623	72,091	5.37%	1,295,101	67,955	5.25%
Agricultural	729,648	41,426	5.68%	732,241	40,446	5.52%
Residential and home equity	403,736	19,646	4.87%	393,100	17,605	4.48%
Construction	212,941	14,904	7.00%	179,297	12,638	7.05%
Total real estate	2,688,948	148,067	5.51%	2,599,739	138,644	5.33%
Commercial & industrial	498,898	37,319	7.48%	479,552	33,941	7.08%
Agricultural	305,703	25,378	8.30%	292,079	23,399	8.01%
Commercial leases	173,208	12,131	7.00%	125,680	8,160	6.49%
Consumer and other	5,503	371	6.74%	5,528	338	6.11%
Total loans and leases	3,672,260	223,266	6.08%	3,502,578	204,482	5.84%
Non-marketable securities	15,549	1,374	8.84%	15,549	1,213	7.80%
Total interest earning assets	5,118,165	272,568	5.33%	5,027,990	254,341	5.06%
Allowance for credit losses	(75,674)			(71,461)
Non-interest earning assets	346,641			313,823
Total average assets	$5,389,132			$5,270,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$908,561	$4,277	0.47%	$983,340	$2,357	0.24%
Savings and money market accounts	1,614,117	30,304	1.88%	1,631,818	21,831	1.34%
Certificates of deposit greater than $250,000	413,077	13,579	3.29%	245,094	7,680	3.13%
Certificates of deposit less than $250,000	349,933	15,284	4.37%	273,281	5,655	2.07%
Total interest bearing deposits	3,285,688	63,444	1.93%	3,133,533	37,523	1.20%
Short-term borrowings	16,940	986	5.82%	1	-	0.00%
Subordinated debentures	10,310	871	8.45%	10,310	846	8.21%
Total interest bearing liabilities	3,312,938	65,301	1.97%	3,143,844	38,369	1.22%
Non-interest bearing deposits	1,417,121			1,528,375
Total funding	4,730,059	65,301	1.38%	4,672,219	38,369	0.82%
Other non-interest bearing liabilities	87,987			80,098
Shareholders' equity	571,086			518,035
Total average liabilities and shareholders' equity	$5,389,132			$5,270,352

Net interest income and margin(4)		$207,267	4.05%		$215,972	4.30%
Interest rate spread			3.36%			3.84%
Tax equivalent adjustment		(591)			(587)
Net interest income		$206,676	4.04%		$215,385	4.28%

(1)	Excludes average unrealized losses of ($19.5) million and ($25.8) million for the years ended December 31, 2024, and 2023, respectively, which are included in non-interest earning assets.
(2)	Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $5.6 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and FRB balances are earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 5.35% and 5.17% for the years ended December 31, 2024 and 2023, respectively. The increase was primarily the result of the Federal Reserve increasing rates by 100 basis points from February 2023 to July 2023. The Federal Reserve dropped rates 100 basis points from September 2024 to December 2024.  Average interest-bearing deposits with banks was $314.9 million and $519.3 million for the years ended December 31, 2024 and 2023, respectively, and decreased primarily to fund loan and lease growth and the purchases of investment securities. Interest income on interest-bearing deposits with banks was $16.9 million and $26.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Average total investment securities were $1.1 billion and $990.5 million for the years ended December 31, 2024 and 2023, respectively.  The average yield on total investment securities was 2.79% and 2.20% for the years ended December 31, 2024 and 2023, respectively. The increase in the yield reflects the higher yields on investment purchases during the year. See “Investment Securities” for a discussion of the Company’s investment strategy in 2024.

Average loans and leases held for investment were $3.7 billion and $3.5 billion for the years ended December 31, 2024 and 2023, respectively.  The average yield on the loan and lease portfolio was 6.08% and 5.84% for the years ended December 31, 2024 and 2023, respectively. The increase in the loan yield reflects the increase in market interest rates over the prior year.

Average interest-bearing deposits were $3.3 billion and $3.1 billion for the years ended December 31, 2024 and 2023, respectively.  The average rate paid on interest-bearing deposits was 1.93% and 1.20% for the years ended December 31, 2024 and 2023, respectively. Total interest expense on interest-bearing deposits was $63.4 million and $37.5 million for the years ended December 31, 2024 and 2023, respectively, with the increase driven by increases in short-term market interest rates during 2023 and customers seeking higher rates on deposit products. The average rate paid on total funding costs was 1.38% and 0.82% for the years ended December 31, 2024 and 2023, respectively.

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

	Year Ended December 31, 2024 compared with 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(10,916)	$904	$(10,012)
Investment securities:
Taxable securities	2,757	6,431	9,188
Non-taxable securities	40	66	106
Total investment securities	2,797	6,497	9,294
Loans:
Real estate:
Commercial	2,529	1,607	4,136
Agricultural	(144)	1,124	980
Residential and home equity	486	1,555	2,041
Construction	2,355	(89)	2,266
Total real estate	5,226	4,197	9,423
Commercial & industrial	1,402	1,976	3,378
Agricultural	1,114	865	1,979
Commercial leases	3,287	684	3,971
Consumer and other	(2)	35	33
Total loans and leases	11,027	7,757	18,784
Non-marketable securities	-	161	161
Total interest income	2,908	15,319	18,227

Interest expense:
Interest bearing deposits:
Demand	(192)	2,112	1,920
Savings and money market accounts	(239)	8,712	8,473
Certificates of deposit greater than $250,000	5,505	394	5,899
Certificates of deposit less than $250,000	1,941	7,688	9,629
Total interest bearing deposits	7,015	18,906	25,921

Short-term borrowings	985	1	986
Subordinated debentures	-	25	25
Total interest expense	8,000	18,932	26,932
Net interest income	$(5,092)	$(3,613)	$(8,705)

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Selected Income Statement Information:
Interest income	$271,977	$253,754	$18,223	7.18%
Interest expense	65,301	38,369	(26,932)	(70.19%)
Net interest income	206,676	215,385	(8,709)	(4.04%)
Provision for credit losses	-	9,407	9,407	100.00%
Net interest income after provision for credit losses	206,676	205,978	698	0.34%
Non-interest income	20,700	14,914	5,786	38.80%
Non-interest expense	105,132	104,339	(793)	(0.76%)
Income before income tax expense	122,244	116,553	5,691	4.88%
Income tax expense	33,787	28,239	(5,548)	(19.65%)
Net income	$88,457	$88,314	$143	0.16%

For the years ended December 31, 2024 and 2023, net income was $88.5 million compared with $88.3 million, respectively. The increase in net income was primarily the result of no provision for credit losses in 2024 compared to $9.4 million in 2023 and an increase in non-interest income of $5.8 million. This increase was offset by a decrease in net interest income of $8.7 million, higher income tax expense of $5.5 million and a higher non-interest expense $0.8 million.

Net Interest Income and Net Interest Margin
For the year ended December 31, 2024, net interest income decreased $8.7 million, or 4.04%, to $206.7 million compared with $215.4 million for the same period a year earlier. The decrease was primarily due to an increase in interest expense from $37.5 million to $63.4 million in 2024 as the average cost of total deposits increased from 0.80% in 2023 to 1.35% in 2024 and average total deposits increased from $4.66 billion for 2023 to $4.70 billion in 2024. The cost of funds for the year ended December 31, 2024, increased by 56 basis points from 0.82% to 1.38% compared to the same period a year earlier. The increase in interest expense was partially offset by an increase in loan and lease interest and fee income from $204.5 million in 2023 to $223.3 million in 2024 as the average loan yield increased from 5.84% in 2023 to 6.08% in 2024 and average loan and lease balances increased from $3.50 billion in 2023 to $3.67 billion in 2024.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses, over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

Based on the Company’s credit quality of the loan and lease portfolio, modest loan growth of 0.65% and the calculations of the allowance for credit losses under CECL, no provision for credit losses for the year ended December 31, 2024 was necessary compared with $9.4 million for the same period a year earlier comprised of $7.8 million for the provision for credit losses on loans and leases and $1.6 million for the provision for credit losses on unfunded commitments. Net charge-offs for the year ended December 31, 2024 were $0.7 million compared to net recoveries of $0.3 million for the same period a year earlier. The provision of $9.4 million in 2023 was due to loan growth of 4.05% and higher estimated losses inherent in the loan and lease portfolio based on the then current economic environment.

Non-interest Income

	Years Ended December 31
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest Income:
Card processing	$6,950	$6,686	$264	3.95%
Gain on BOLI death benefit	4	4,346	(4,342)	(99.91%)
Net gain on deferred compensation benefits	3,270	2,974	296	9.95%
Service charges on deposit accounts	3,054	2,755	299	10.85%
Increase in cash surrender value of BOLI	2,430	2,027	403	19.88%
Net gain/(loss) on sale of securities available-for-sale	743	(8,199)	8,942	109.06%
Other	4,249	4,325	(76)	(1.76%)
Total non-interest income	$20,700	$14,914	$5,786	38.80%

Non-interest income increased $5.8 million to $20.7 million for 2024 compared with $14.9 million for the same period a year earlier. The year-over-year increase in non-interest income was primarily a result of recording a $0.7 million gain on sale of available-for-sale securities in 2024 compared to a loss on sale of available-for-sale securities of $8.2 million in 2023, offset by a reduction of $4.3 million in non-taxable death benefit gains on bank-owned life insurance (“BOLI”) as 2023 included the death of a former employee with a significant BOLI policy.

The Company recorded net gains on deferred compensation plan investments of $3.3 million in 2024 compared to net gains of $3.0 million in 2023. See Note 10 “Employee Benefit Plans”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses be  recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Years Ended December 31
(Dollars in thousands)	2024	2023	$ Better / (Worse)	% Better / (Worse)
Non-interest Expense:
Salaries and employee benefits	$72,472	$70,883	$(1,589)	(2.24%)
Data Processing	6,055	5,293	(762)	(14.40%)
Occupancy	5,090	4,837	(253)	(5.23%)
Net gain on deferred compensation benefits	3,270	2,974	(296)	(9.95%)
Deposit insurance	2,852	2,769	(83)	(3.00%)
Professional services	3,587	2,334	(1,253)	(53.68%)
Marketing	1,967	1,885	(82)	(4.35%)
Other	9,839	13,364	3,525	26.38%
Total non-interest expense	$105,132	$104,339	$(793)	(0.76%)

Non-interest expense increased $0.8 million to $105.1 million for 2024 compared with $104.3 million for the same period a year earlier. The year-over-year increase was primarily comprised of a $1.6 million increase in salaries and employee benefits, a $1.3 million increase in professional services and a $0.8 million increase in data processing. The increase in professional services was due primarily to an increase in legal services related to corporate initiatives. The increase in data processing was due primarily to upgrades in technology systems. These increases were partially offset by a decrease in other non-interest expense of $3.5 million primarily from the adoption of the proportional amortization approach under GAAP which shifts the amortization of low-income housing tax credits from other non-interest expense to income tax expense. For the year ended December 31, 2024, the Company’s expense efficiency ratio was 46.24% compared with 45.31% for the same period a year earlier as the reduction in revenue outpaced the slight  increase in expenses.

Net gains on deferred compensation plan obligations were $3.3 million in 2024 compared to net gains of $3.0 million in 2023. See Note 10 “Employee Benefit Plans”, located in “Item 8. “Financial Statements and Supplementary Data” in this Form 10-K, for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense
For the year ended December 31, 2024, income tax expense was $33.8 million, compared with $28.2 million for the same period a year earlier. For the year ended December 31, 2024, the effective tax rate was 27.64% compared with 24.23% for the same period a year earlier. The Company’s higher income tax expense and effective tax rates for 2024 compared to 2023 was due in part to the adoption of ASC 2023-02 which shifts the amortization of low-income housing tax credits from other non-interest expense to the income tax line under the proportional amortization method thereby increasing income tax expense resulting in an increase in the effective tax rate. The Company’s effective tax rate for 2023 was also lower than normal due to the non-taxable BOLI death benefit gain of $4.3 million in 2023. The Company’s effective tax rate can also fluctuate from year to year due to changes in the mix of taxable and tax-exempt earning sources.

Balance Sheet Analysis

Total assets were $5.37 billion at December 31, 2024, an increase of $61.3 million or 1.15% compared to December 31, 2023.  Loans and leases held for investment grew $23.7 million or 0.65% to $3.68 billion at December 31, 2024, compared with $3.65 billion at December 31, 2023.  Total deposits were $4.70 billion at December 31, 2024 compared with $4.67 billion at December 31, 2023, an increase of $31.0 million, or 0.67%.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $141.5 million at December 31, 2024 and $338.4 million at December 31, 2023. The decrease was primarily due to funding loan and lease growth and the purchase of available-for-sale securities during the year. The Company’s total cash and cash equivalents as of December 31, 2024 represented 4.0% of the Company’s total assets as compared to 7.7% as of December 31, 2023.

Investment Securities

The Company’s net investment portfolio increased by $233.7 million to $1.2 billion at December 31, 2024 compared to $1.0 billion at December 31, 2023. The increase was due to the purchase of $389.5 million in investment securities during 2024 offset by normal principal maturities and pay downs and the sale of $69.5 million in available-for-sale securities. During 2024, as part of managing the investment portfolio and balance sheet, the portfolio mix shifted as available-for-sale securities increased from $182.5 million as of December 31, 2023 to $464.4 million as of December 31, 2024 while the held-to-maturity securities decreased from $817.7 million as of December 31, 2023 to $769.4 million as of December 30, 2024. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of December 31, 2024 represented 22.98% of the Company’s total assets as compared to 18.84% at December 31, 2023.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities was as follows:

	As of December 31,
(Dollars in thousands)	2024	2023
Available-for-Sale Securities
U.S. Government-sponsored securities	$2,644	$3,224
Mortgage-backed securities(1)	439,858	161,681
Commercial mortgage-backed securities(1)	1,212	2,157
Collateralized mortgage obligations(1)	5,497	535
Corporate securities	14,856	14,605
Other	347	310
Total available-for-sale securities	$464,414	$182,512

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31,
(Dollars in thousands)	2024	2023
Held-to-Maturity Securities
Mortgage-backed securities(1)	$626,427	$664,728
Collateralized mortgage obligations(1)	68,377	74,170
Municipal securities	74,639	78,790
Total held-to-maturity securities	$769,443	$817,688
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$768,993	$817,238

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following table shows the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$2	3.00%	$33	5.64%	$279	6.15%	$2,330	5.89%	2,644	5.92%
Mortgage-backed securities(1)	74	2.83%	3,074	2.57%	1,949	3.92%	434,761	4.70%	439,858	4.70%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,212	0.00%	1,212	0.00%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,497	6.01%	5,497	6.01%
Corporate securities	-	0.00%	14,856	5.63%	-	0.00%	-	0.00%	14,856	5.63%
Other	347	3.72%	-	0.00%	-	0.00%	-	0.00%	347	3.72%
Total securities available-for-sale	$423	3.56%	$17,963	5.10%	$2,228	4.20%	$443,800	4.71%	$464,414	4.74%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$3,426	0.82%	$7,756	1.66%	$615,245	1.89%	$626,427	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	68,377	1.75%	68,377	1.75%
Municipal securities	1,180	2.62%	18,365	3.64%	6,733	3.95%	48,361	2.60%	74,639	3.93%
Total securities held-to-maturity	$1,180	2.62%	$21,791	3.19%	$14,489	2.72%	$731,983	1.92%	$769,443	2.07%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2023
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$1	5.91%	$99	6.47%	$269	6.65%	$2,855	6.44%	3,224	6.46%
Mortgage-backed securities(1)	169	1.79%	6,138	2.57%	3,982	3.61%	151,392	3.50%	161,681	3.44%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	934	4.52%	1,223	5.89%	2,157	5.30%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	535	2.27%	535	2.27%
Corporate securities	-	0.00%	14,605	5.71%	-	0.00%	-	0.00%	14,605	5.71%
Other	310	8.20%	-	0.00%	-	0.00%	-	0.00%	310	8.20%
Total securities available-for-sale	$480	5.94%	$20,842	4.79%	$5,185	3.93%	$156,005	3.57%	$182,512	3.70%

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

The Company's loan and lease portfolio at December 31, 2024 totaled $3.7 billion, an increase of $23.7 million or 0.65% over December 31, 2023.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the end of each period presented:

	December 31,
	2024		2023
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,360,841	36.88%	$1,323,038	36.10%
Agricultural	751,026	20.35%	742,009	20.24%
Residential and home equity	404,399	10.96%	399,982	10.91%
Construction	194,903	5.28%	212,362	5.80%
Total real estate	2,711,169	73.47%	2,677,391	73.05%
Commercial & industrial	504,403	13.67%	499,373	13.62%
Agricultural	289,847	7.85%	313,737	8.56%
Commercial leases	179,718	4.87%	169,684	4.63%
Consumer and other	5,084	0.14%	5,212	0.14%
Total gross loans and leases	$3,690,221	100.00%	$3,665,397	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company as of December 31, 2024.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$108,988	$428,896	$787,878	$35,079	$1,360,841
Agricultural	64,271	156,759	487,567	42,429	751,026
Residential and home equity	46	4,419	113,101	286,833	404,399
Construction	185,689	9,214	-	-	194,903
Total real estate	358,994	599,288	1,388,546	364,341	2,711,169
Commercial & industrial	202,174	198,271	101,664	2,294	504,403
Agricultural	183,017	93,816	13,014	-	289,847
Commercial leases	3,857	52,909	122,952	-	179,718
Consumer and other	652	3,786	184	462	5,084
Total gross loans and leases	$748,694	$948,070	$1,626,360	$367,097	$3,690,221
Rate Structure for Loans
Fixed Rate	$241,953	$619,494	$1,048,539	$202,940	$2,112,926
Variable Rate	506,741	328,576	577,821	164,157	1,577,295
Total gross loans and leases	$748,694	$948,070	$1,626,360	$367,097	$3,690,221

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, and OREO (as hereinafter defined):

	December 31,
(Dollars in thousands)	2024	2023
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$170	$-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	170	-
Commercial & industrial	759	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	929	-
Other real estate owned ("OREO")	873	873
Total non-performing assets	$1,802	$873

Selected ratios:
Non-performing loans to total loans and leases	0.03%	0.00%
Non-performing assets to total assets	0.03%	0.02%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $929,000 in non-accrual loans and leases as of December 31, 2024, and no non-accrual loans or leases at December 31, 2023.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses. See Note 4 “Loans and Leases”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K for an allocation of the allowance classified to collateral dependent loans and leases.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at December 31, 2024, and 2023.

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

The Company modified six loans, with two borrowers, in the aggregate amount of $13.2 million, during the year ended December 31, 2024. These loans were current as of December 31, 2024.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not individually evaluated. The Company uses the Weighted Average Remaining Maturity (“WARM”) methodology to calculate the ACL, as this method is deemed the most appropriate given the Company’s size and complexity. See “ – Critical Accounting Policies and Estimates” above, and Note 1 “Summary of Significant Accounting Policies”, located in Item 8. “Financial Statements and Supplementary Data”, of this Form 10-K for a detailed discussion of the Company’s allowance for credit losses.

The allowance for credit losses is the combination of the allowance for credit losses on loan and lease losses and the allowance for credit losses on unfunded loan commitments. The ACL for unfunded loan commitments is included within “Interest payable and other liabilities” on the consolidated balance sheets.

The following table sets forth the activity in our allowance for credit losses on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses:
Balance at beginning of year	$78,655	$68,975
Provision for credit losses:
Allowance for credit losses- loans and leases	1,000	7,750
Allowance for credit losses- unfunded loan commitments	(1,000)	1,600
Total provision for credit losses	-	9,350
Provision for credit losses
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	(29)	(14)
Construction	-	-
Total real estate	(29)	(14)
Commercial & industrial	(736)	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	(93)	(46)
Total charge-offs	(858)	(60)
Recoveries:
Real estate:
Commercial	-	170
Agricultural	-	-
Residential and home equity	23	65
Construction	-	-
Total real estate	23	235
Commercial & industrial	86	73
Agricultural	16	51
Commercial leases	-	-
Consumer and other	51	31
Total recoveries	176	390
Net (charge-offs) / recoveries	(682)	330

Balance at end of year	$77,973	$78,655

Allowance for credit losses - loans and leases	75,283	74,965
Allowance for credit losses - unfunded loan commitments	2,690	3,690
Total allowance for credit losses	$77,973	$78,655

Selected financial information:
Net loans and leases held for investment	$3,678,388	$3,654,689
Average loans and leases	$3,672,260	$3,502,578
Non-performing loans and leases	$929	$-
Allowance for credit losses to non-performing loans and leases	N/M (1)	0.00%
Net (charge-offs) / recoveries to average loans and leases	0.02%	(0.01%)
Provision for credit losses to average loans and leases	0.00%	0.27%
Allowance for loan and lease losses to loans and leases held for investment	2.04%	2.05%
(1) Not meaningful

The following table indicates management’s allocation of the ACL for loan and leases by loan type as of each of the following dates:

	December 31,
	2024			2023
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$20,382	36.88%	1.50%	$26,093	36.10%	1.97%
Agricultural	23,615	20.35%	3.14%	7,744	20.24%	1.04%
Residential and home equity	7,340	10.96%	1.82%	7,770	10.91%	1.94%
Construction	3,055	5.28%	1.57%	4,432	5.80%	2.09%
Total real estate	54,392	73.47%	2.01%	46,039	73.05%	1.72%
Commercial & industrial	7,791	13.67%	1.54%	13,380	13.62%	2.68%
Agricultural	6,725	7.85%	2.32%	8,872	8.56%	2.83%
Commercial leases	6,153	4.87%	3.42%	6,537	4.63%	3.85%
Consumer and other	222	0.14%	4.37%	137	0.14%	2.63%
Total allowance for credit losses	$75,283	100.00%	2.04%	$74,965	100.00%	2.05%

Deposits

Total deposits were $4.70 billion and $4.67 billion at December 31, 2024 and 2023, respectively, or an increase of $31.0 million or 0.67%. The modest increase in total deposits was primarily due to a $35.7 million or 2.41% increase in non-interest bearing deposits. The Company experienced fluctuations in deposits during the year due in part to the seasonality within our agriculture client base along with changes in customer behavior over the last year as customers were seeking higher yielding deposit products or other investment alternatives such as U.S. Treasuries or money market funds given the interest rate environment.

Non-interest bearing demand deposits grew $35.7 million from $1.48 billion at December 31, 2023 to $1.52 billion at December 31, 2024. Non-interest bearing deposits were 32.31% and 31.76% of total deposits, at December 31, 2024 and 2023, respectively. Interest bearing deposits were $3.18 billion and $3.19 billion as of December 31, 2024 and 2023, respectively. Interest bearing deposits are comprised of interest-bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest-bearing transaction accounts decreased $51.3 million, or 5.5%, to $882.1 million at December 31, 2024, compared with $933.4 million at December 31, 2023. Savings and money market accounts decreased $24.3 million, or 1.51%, to $1.58 billion at December 31, 2024 compared with $1.61 billion at December 31, 2023. Certificates of deposit accounts increased $70.9 million, or 11.0%, to $715.5 million at December 31, 2024, compared with $664.6 million at December 31, 2023.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	As of December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$908,561	$4,277	0.47%	$983,340	$2,357	0.24%	$1,120,198	$1,497	0.13%
Savings and money market	1,614,117	30,304	1.88%	1,631,818	21,831	1.34%	1,542,310	1,981	0.13%
Certificates of deposit greater than $250,000	413,077	13,579	3.29%	245,094	7,680	3.13%	157,623	460	0.29%
Certificates of deposit less than $250,000	349,933	15,284	4.37%	273,281	5,655	2.07%	215,044	411	0.19%
Total interest bearing deposits	3,285,688	63,444	1.93%	3,133,533	37,523	1.20%	3,035,175	4,349	0.14%
Non-interest bearing deposits	1,417,121			1,528,375			1,751,797
Total deposits	$4,702,809	$63,444	1.35%	$4,661,908	$37,523	0.80%	$4,786,972	$4,349	0.09%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The increase in short-term interest rates during 2023 and customers seeking higher yielding deposit products continued to place pressure on deposit pricing during 2024. The Company did reduce interest rates during the last four months of 2024 after the Federal Reserve cut interest rates by 100 basis points between September and December. The average cost of total deposits, including non-interest bearing deposits, increased to 1.35% for 2024 compared to 0.80% for 2023 due to the higher interest rate environment during the year before the Federal Reserve rate cuts. The Company had no brokered deposits at December 31, 2024.

The following table shows deposits with a balance greater than $250,000 at December 31, 2024 and 2023:

	December 31
(Dollars in thousands)	2024	2023
Non-Maturity Deposits greater than $250,000	$2,486,450	$2,496,749
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	153,662	84,460
3 months to 6 months	146,341	111,866
6 months to 12 months	81,643	107,080
More than 12 months	3,427	15,423
Total certificates of deposit greater than $250,000	$385,073	$318,829
Total deposits greater than $250,000	$2,871,523	$2,815,578

Refer to the Average Balance and Yield Schedule located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option.  At December 31, 2024 and 2023, the Bank had $3.0 million of these deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.3 billion and $2.2 billion at December 31, 2024 and December 31, 2023, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2024 or 2023. There were no Federal Funds purchased or advances from the FRB at December 31, 2024 or 2023.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance sheet trust and its sale of trust-preferred securities. See Note 9 “Long-Term Subordinated Debentures,” located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.  Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is March 17, 2025) and the rate was 7.35% as of December 31, 2024. The average rate paid for these securities was 8.45% in 2024 and 8.21% in 2023. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited, by the terms of the debentures, from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to ensure depositor protection. Shareholders’ Equity totaled $573.1 million at December 31, 2024, and $549.8 million at the end of 2023, an increase of $23.3 million or 4.24%.

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

As of December 31, 2024, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of December 31, 2024 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of December 31, 2024 and 2023.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp
CET1 capital to risk-weighted assets	$579,602	13.04%	$200,046	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	589,602	13.26%	266,728	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	645,453	14.52%	355,637	8.00%	N/A	N/A
Tier 1 leverage capital ratio	589,602	10.95%	215,379	4.00%	N/A	N/A

Bank
CET1 capital to risk-weighted assets	$591,072	13.30%	$200,038	4.50%	$288,944	6.50%
Tier 1 capital to risk-weighted assets	591,072	13.30%	266,718	6.00%	355,624	8.00%
Risk-based capital to risk-weighted assets	646,920	14.55%	355,624	8.00%	444,530	10.00%
Tier 1 leverage capital ratio	591,072	10.99%	215,213	4.00%	269,016	5.00%

	December 31, 2023
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp
CET1 capital to risk-weighted assets	$546,045	12.30%	$199,724	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	556,045	12.53%	266,298	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	611,815	13.78%	355,064	8.00%	N/A	N/A
Tier 1 leverage capital ratio	556,045	10.38%	214,267	4.00%	N/A	N/A

Bank
CET1 capital to risk-weighted assets	$557,500	12.56%	$199,722	4.50%	$288,487	6.50%
Tier 1 capital to risk-weighted assets	557,500	12.56%	266,295	6.00%	355,061	8.00%
Risk-based capital to risk-weighted assets	613,270	13.82%	355,061	8.00%	443,826	10.00%
Tier 1 leverage capital ratio	557,500	10.42%	214,078	4.00%	267,597	5.00%

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

Repurchases by the Company under the Repurchase Plan may be made from time to time at market prices through open market purchases, trading plans established in accordance with SEC rules and privately negotiated transactions. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA imposes an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions.

During 2024, the Company repurchased 48,173 shares under the Repurchase Plan, for a total of $45.3 million, inclusive of the excise tax. The largest repurchase transaction occurred on October 3, 2024, when the Company entered into and executed a Stock Purchase Agreement with the living trust of one of the Company’s largest shareholders under which the Company repurchased 37,990 shares of common stock of the Company at a cost of $34.8 million. At the time of purchase, this transaction represented the repurchase of 5.15% of the Company’s outstanding shares of common stock. As of December 31, 2024, there remains $19.9 million authorized for repurchases under the new Repurchase Plan.

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

The following table sets forth our off-balance sheet lending commitments as of December 31, 2024:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,006,649	$469,573	$343,508	$27,956	$165,612
Standby letters of credit	15,411	11,568	3,343	500	-
Total off-balance sheet commitments	$1,022,060	$481,141	$346,851	$28,456	$165,612

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $2.7 million and $3.7 million at December 31, 2024 and December 31, 2023, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Most standby letters of credit have maturity dates ranging from 1 to 48 months with final expiration in October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $212.6 million or 4.0% of total assets as of December 31, 2024. The majority of cash is on deposit with the FRB and amounted to $141.5 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our held-to-maturity portfolio which can be pledged for borrowing purposes, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board level  Asset and Liability Management committees (ALCO), which meet regularly during the year.

We had the following borrowing lines available at December 31, 2024:

	As of December 31, 2024
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,149,330	$-	$1,149,330	$1,439,235
Federal Home Loan Bank	803,208	-	803,208	1,033,427
US Bank Fed Funds	50,000	-	50,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,070,538	$-	$2,070,538	$2,472,662

We continued our focus on maintaining a strong liquidity position throughout 2024 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. As of December 31, 2024, we had internal sources of liquidity comprised of $212.6 million in cash and $465.8 million of unencumbered investment securities, which represented in the aggregate 12.63% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $2.7 billion. Our pledged collateral on short-term borrowing lines was comprised of $2.5 billion in loans and $1.6 million in investment securities held at market value. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

On a long-term basis, we can, as needed, meet our liquidity needs by changing the relative distribution of our asset portfolios by reducing our investment or loan and lease volumes, or selling or encumbering assets. Further, we can increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the Federal Reserve and FHLB. At the current time, our long-term liquidity needs primarily relate to funds required to support loan and lease originations and commitments and deposit withdrawals.

We believe we can meet all our liquidity needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for 2024 was $103.7 million driven by record net income of $88.5 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $274.6 million during 2024 driven by a net increase in loans and leases of $24.3 million and activity in our investment portfolio, including purchases of $389.5 million in available-for-sale securities offset by proceeds from the sale, maturities, calls, and pay downs of investment securities of $152.6 million. As of December 31, 2024, we had unfunded loan commitments of $1.0 billion and unfunded letters of credit of $15.4 million. At December 31, 2024, we believe that we had sufficient funds available to meet current loan commitments.

Net cash used in financing activities totaled $27.2 million in 2024 driven by the repurchase of $45.3 million in common stock, $13.0 million in cash dividends paid to shareholders offset by an increase in deposits of $31.0 million.

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

Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses various proprietary models to estimate these prepayments and assumes the reinvestment of the proceeds at current yields. Our non-term deposit products generally re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast is increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from the changes in interest rates on interest-earning assets and interest-bearing liabilities is modeled using various assumptions of assets and liabilities. EVE measures the period-end present value of assets minus the present value of liabilities. Management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios.

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by ALCO.  Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment as rates earned on our interest-bearing assets reprice higher and at a faster pace than rates paid on our interest-bearing liabilities.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of December 31, 2024, our loan and lease portfolio was comprised of 57.26% fixed rate and 42.74% variable rate loans. The vast majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at December 31, 2024, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such changes:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
December 31, 2024
+300 bps	(3.1%)	(12.9%)
+200 bps	(2.5%)	(9.1%)
+100 bps	(1.5%)	(3.8%)
0 bps	-	-
-100 bps	0.1%	0.8%
-200 bps	(0.7%)	(1.2%)
-300 bps	(2.0%)	(6.1%)

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm (Crowe LLP, Sacramento, California, PCAOB ID: 173)	73
Report of Independent Registered Public Accounting Firm (Eide Bailly LLP, San Ramon, California, PCAOB ID: 286)	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of
Farmers & Merchants Bancorp
Lodi, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

(Continued)

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Leases – Reasonable and Supportable Forecasts - Refer to Notes 1 and 4 to the Financial Statements

The allowance for credit losses on loans and leases is an accounting estimate of expected credit losses over the estimated life of the Company’s loan and lease portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans and leases was $75,283,000 as of December 31, 2024.

(Continued)

The allowance for credit losses on loans and leases under the current expected credit loss methodology required by ASC 326 is based on relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  The economic forecast used in the current expected credit loss methodology includes consideration of national, regional, and local economic expectations, and is applied as a top of model adjustment through the use of management’s qualitative factors framework, incorporating their maximum loss rate.

We identified the auditing of the reasonable and supportable forecasts used in the allowance for credit losses on loans and leases as a critical audit matter because of the significant auditor judgment and audit effort needed, including the need to involve more experienced audit personnel to evaluate the significant judgments made by management in determination of the forecasts.
The primary procedures we performed to address this critical audit matter included:
•	Testing the effectiveness of controls over the determination of reasonable and supportable forecasts, including controls addressing:
o	The conceptual design of the reasonable and supportable forecast methodology,
o	The significant judgments and assumptions in the reasonable and supportable forecasts methodology,
o	The application of the reasonable and supportable forecasts,
o	The relevance and reliability of the underlying data used in the reasonable and supportable forecasts.
•	Substantively testing management’s process for the determination of reasonable and supportable forecasts, including:
o	Evaluating the conceptual design of the reasonable and supportable forecast methodology,
o	Evaluating significant judgments and assumptions in the reasonable and supportable forecasts methodology,
o	Testing the application of the reasonable and supportable forecasts,
o	The relevance and reliability of the underlying external data used in the reasonable and supportable forecasts.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Sacramento, California
March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders Farmers &
Merchants Bancorp
Lodi, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Eide Bailly LLP
We served as the Company’s auditor from 2022 to 2023.
San Ramon, California
March 14, 2024

Farmers & Merchants Bancorp
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023
ASSETS
Cash and due from banks	$71,058	$72,267
Interest bearing deposits with banks	141,505	338,375
Total cash and cash equivalents	212,563	410,642
Securities available-for-sale, amortized cost $490,992 and $199,374, respectively	464,414	182,512
Securities held-to-maturity, fair value $610,953 and $671,585, respectively	769,443	817,688
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,233,407	999,750
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,678,388	3,654,689
Allowance for credit losses - loans and leases	(75,283)	(74,965)
Loans held for investment, net	3,603,105	3,579,724
Bank-owned life insurance	74,085	74,931
Premises and equipment, net	51,367	51,907
Deferred income tax assets and income taxes receivevable	36,729	50,071
Accrued interest receivable	30,152	28,520
Goodwill	11,183	11,183
Other intangibles	1,687	2,236
Other real estate owned	873	873
Other assets	99,496	83,542
TOTAL ASSETS	$5,370,196	$5,308,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,518,267	$1,482,571
Interest bearing:
Demand	882,123	933,417
Savings and money market	1,583,202	1,607,479
Certificates of deposit	715,547	644,628
Total interest bearing	3,180,872	3,185,524
Total deposits	4,699,139	4,668,095
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	87,675	80,768
TOTAL LIABILITIES	4,797,124	4,759,173

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 699,798 and 747,971 issued and outstanding at December 31, 2024 and 2023, respectively	7	7
Additional paid-in capital	-	36,852
Retained earnings	592,431	525,360
Accumulated other comprehensive loss, net of taxes	(19,366)	(12,464)
TOTAL SHAREHOLDERS’ EQUITY	573,072	549,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,370,196	$5,308,928

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023	2022
Interest income
Interest and fees on loans and leases	$223,266	$204,482	$164,022
Interest and dividends on investment securities	31,851	22,400	22,289
Interest on deposits with others	16,860	26,872	12,102
Total interest income	271,977	253,754	198,413

Interest expense
Deposits	63,444	37,523	4,349
Borrowed funds	986	-	-
Subordinated debentures	871	846	491
Total interest expense	65,301	38,369	4,840
Net interest income	206,676	215,385	193,573
Provision for credit losses	-	9,407	6,450
Net interest income after provision for credit losses	206,676	205,978	187,123
Non-interest income
Card processing	6,950	6,686	7,123
Service charges on deposit accounts	3,054	2,755	2,794
Increase in cash surrender value of BOLI	2,430	2,027	2,233
Gain on BOLI death benefit	4	4,346	-
Net gain/(loss) on sale of securities available-for-sale	743	(8,199)	(10,689)
Net gain on deferred compensation benefits	3,270	2,974	451
Other	4,249	4,325	4,266
Total non-interest income	20,700	14,914	6,178
Non-interest expense
Salaries and employee benefits	72,472	70,883	64,250
Net gain on deferred compensation benefits	3,270	2,974	451
Data processing	6,055	5,293	4,968
Occupancy	5,090	4,837	4,717
Deposit insurance	2,852	2,769	1,771
Professional services	3,587	2,334	2,459
Marketing	1,967	1,885	1,324
Other	9,839	13,364	13,620
Total non-interest expense	105,132	104,339	93,560
INCOME BEFORE INCOME TAXES	122,244	116,553	99,741
Income tax expense	33,787	28,239	24,651
NET INCOME	$88,457	$88,314	$75,090

Earnings per common share:
Basic	$121.02	$116.61	$96.55
Diluted	$121.02	$116.61	$96.55

Weighted average number of common shares
Basic	730,914	757,336	777,726
Diluted	730,914	757,336	777,726

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net income	$88,457	$88,314	$75,090
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(8,973)	5,246	(39,015)
Reclassification adjustment for (gains)/losses on available-for-sale securities	(743)	8,199	10,689
Amortization of unrecognized loss on securities transferred to held-to-maturity	(82)	(136)	(238)
Net unrealized (losses)/gains on securities	(9,798)	13,309	(28,564)
Income tax benefit/(expense)	2,896	(3,935)	8,445
Other comprehensive (loss)/income, net of tax	(6,902)	9,374	(20,119)
Total comprehensive income	$81,555	$97,688	$54,971

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of January 1, 2022	789,646	$8	$77,516	$387,331	$(1,719)	$463,136
Net income	-	-	-	75,090	-	75,090
Other comprehensive loss, net of tax	-	-	-	-	(20,119)	(20,119)
Cash dividends declared ($16.15 per share)	-	-	-	(12,489)	-	(12,489)
Repurchase of common stock	(21,309)	-	(20,310)	-	-	(20,310)
Balance as of December 31, 2022	768,337	$8	$57,206	$449,932	$(21,838)	$485,308
Net income	-	-	-	88,314	-	88,314
Other comprehensive income, net of tax	-	-	-	-	9,374	9,374
Cash dividends declared ($17.10 per share)	-	-	-	(12,886)	-	(12,886)
Repurchase of common stock	(20,366)	(1)	(20,354)	-	-	(20,355)
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	40
Net income	-	-	-	88,457	-	88,457
Other comprehensive loss, net of tax	-	-	-	-	(6,902)	(6,902)
Cash dividends declared ($18.10 per share)	-	-	-	(13,017)	-	(13,017)
Repurchase of common stock	(48,173)	-	(36,852)	(8,409)	-	(45,261)
Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	$573,072

See accompanying notes to the consolidated financial statements.

Farmers & Merchants Bancorp
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$88,457	$88,314	$75,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	9,407	6,450
Depreciation and amortization	2,937	2,491	2,428
Net (accretion) amortization of securities premiums and discounts	(1,381)	(109)	376
Increase in cash surrender value of BOLI	(2,430)	(2,027)	(2,233)
Gain on BOLI death benefit	(4)	(4,346)	-
Decrease (Increase) in deferred income taxes, net	8,128	(5,603)	4,330
Net realized (gain) loss on sale of securities available-for-sale	(743)	8,199	10,689
Net changes in:
Other assets	(6,729)	(16,792)	(8,262)
Other liabilities	15,500	13,814	12,910
Net cash provided by operating activities	103,735	93,348	101,778
Cash flows from investing activities:
Net increase in loans and leases held for investment	(24,344)	(156,433)	(275,061)
Purchase of available-for-sale securities	(389,349)	(84,114)	(10,217)
Purchase of held-to-maturity securities	(4,218)	(6,850)	(173,907)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	99,908	59,557	88,504
Proceeds from maturities, calls and pay downs of held-to-maturity securities	52,675	49,063	65,493
Purchase of bank-owned life insurance	-	(7,271)	-
Purchase of premises and equipment	(2,399)	(4,972)	(4,190)
Purchase of other investments	(16,050)	(7,306)	(6,600)
Redemption of other investments	5,917	-	-
Proceeds from bank-owned life insurance	3,280	11,751	606
Proceeds from sale of assets	-	27	73
Net cash used in investing activities	(274,580)	(146,548)	(315,299)
Cash flows from financing activities:
Net increase (decrease) in deposits	31,044	(91,174)	119,117
Cash dividends paid	(13,017)	(12,886)	(12,489)
Net cash used in share repurchase of common stock	(45,261)	(20,355)	(20,310)
Net cash (used in) provided by financing activities	(27,234)	(124,415)	86,318
Net change in cash and cash equivalents	(198,079)	(177,615)	(127,203)
Cash and cash equivalents, beginning of year	410,642	588,257	715,460
Cash and cash equivalents, end of year	$212,563	$410,642	$588,257

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,085	$29,280	$5,785
Income taxes paid	$8,391	$12,662	$12,469

Supplemental disclosures of non-cash transactions:
Net change in unrealized gains/(losses) on securities available-for-sale	$9,716	$(13,445)	$28,326

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware corporation headquartered in Lodi, California and is the bank holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”). The Company operates all business activities through the Bank, which was organized in 1916.  F&M Bank is a California state-chartered bank.  F&M Bank operates under the supervision of the California Department of Financial Protection and Innovation (“DFPI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). F&M Bank is not a member of the Federal Reserve System; however, FMCB operates as a bank holding company under the Federal Bank Holding Company Act of 1956, subject to and under the supervision of and examination by the Federal Reserve and is the sole shareholder of F&M Bank. Both FMCB and F&M Bank are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies.  The Company considers F&M Bank to be its sole operating segment.

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

Through its network of 30 banking offices and 3 free-standing ATMs, F&M Bank emphasizes personalized service along with a broad range of banking services to businesses and individuals located in the service areas of its offices. Although the Company focuses on marketing its services to small and medium-sized businesses, a broad range of retail banking services are also made available to the local consumer market.  F&M Bank branches are located through the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties and the east region of the San Francisco Bay Area including Napa, Alameda and Contra Costa counties.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

The consolidated financial statements of the Company include the accounts of Farmers & Merchants Bancorp, a bank holding company incorporated in the State of Delaware and its wholly owned subsidiary, Farmers & Merchants Bank of Central California. All intercompany transactions and balances have been eliminated.

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

Statement of cash flows — For purposes of presentation on the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in “Cash and cash equivalents” on the consolidated balance sheets.

Investment securities — Investment securities are classified as held-to-maturity (“HTM”) when the Company has the positive intent and ability to hold the securities to maturity.  Investment securities are classified as available-for-sale (“AFS”) when the Company has the intent of holding the security for an indefinite period of time, but not necessarily to maturity.  The Company determines the appropriate classification at the time of purchase, and periodically thereafter.  Investment securities classified as HTM are carried at amortized cost.  Investment securities classified as AFS are reported at fair value.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Debt securities classified as HTM are carried at cost, net of the allowance for credit losses – securities, adjusted for amortization of premiums and discounts to the earliest callable date.  Debt securities classified as AFS are measured at fair value.  Unrealized holding gains and losses on debt securities classified as AFS are excluded from earnings and are reported net of tax as accumulated other comprehensive income (or loss) (“AOCI”), a component of shareholders’ equity, until realized.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to non-interest income.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

For AFS investment securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Projected cash flows are discounted by the current effective interest rate. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to AOCI.

Changes in the allowance for credit losses-securities are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the non-collectability of a security is confirmed or when either criteria regarding intent of requirement to sell is met. The Company has elected the practical expedient not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the election that all interest accrued but ultimately not received is reversed against interest income.

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

Loans and leases held for investment — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for credit losses on loan and leases, any deferred fees or costs on originated loans and unamortized premiums or discounts on acquired loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

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

Non-Accrual Loans and Leases — Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued
Modifications for Borrowers Experiencing Financial Difficulty — The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates where the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty. Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure. The Company’s disclosures are included in Note 4 “Loans and Leases.”

Credit Quality Indicators — The Company assigns a risk rating to all loans and leases and periodically performs detailed reviews of all such loans and leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans and leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans and leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings are also subject to examination by independent specialists engaged by the Company. The risk ratings can be grouped into five major categories, defined as follows:

Pass — A pass loan or lease is a strong credit with no existing or known potential weaknesses deserving of management’s close attention. This category also includes “Watch” loans, which is a loan with an emerging weakness in either the individual credit or industry that requires additional attention. A credit may also be classified Watch if cash flows have not yet stabilized, such as in the case of a development project.

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
Note 1—Summary of Significant Accounting Policies—Continued

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

Allowance for Credit Losses — Loans and Leases — On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology that delayed recognition until it was probable a loss had been incurred with the current expected credit losses methodology that is referred to as CECL. Both the FASB Staff Q&A Topic 326, No. 1 and the federal financial institution regulatory agencies (“Financial Institution Letter FIL-17-2019”), along with the Securities and Exchange Commission, have confirmed that smaller, less complex organizations are not required to implement complex models, developed by outside vendors to calculate current expected credit losses. Accordingly, in adopting ASU 2016-13 (Topic 326) Management determined that the Weighted Average Remaining Maturity (“WARM”) methodology was most appropriate given the Company’s size and complexity. Under the WARM methodology, lifetime losses are calculated by determining the remaining life of the loan pool, and then applying a loss rate over the remaining life of the loan pool. The methodology considers historical loss experience to estimate credit losses for the remaining balance of the loan pool. The calculated loss rate is applied to the contractual term, (adjusted for prepayments), to determine the loan pools current expected credit losses.

The Company’s methodology is set forth in a formal policy and takes into consideration the need for a valuation allowance for loans evaluated on a collective (pool) basis, which have similar risk characteristics as well as allowances to individual loans that do not share similar risk characteristics. The methodology for determining the allowance for credit losses (“ACL”) on loans and leases is considered a critical accounting policy by management because of the high degree of judgment involved. The subjectivity of the assumptions used and the potential for changes in the economic environment could result in changes to the amount of the recorded ACL. Among the significant estimates required to establish the ACL are: (i) a weighted average loss estimate categorized by loan segmentation; (ii) average duration calculations in order to assess the loss factors over the life of the loan segment; (iii) application of a reasonable and supportable forecast based on macro- and micro-economic factors expected to influence losses; (iv) value of collateral and strength of borrowers; and (v) the determination of the qualitative loss factors. All of these estimates are susceptible to significant change.

The Company extends loans and leases to commercial and consumer customers primarily in Central California. These lending activities expose the Company to the risk borrowers will default, causing credit losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial and industrial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the agricultural and agricultural real estate segments include the borrowers’ business performance, the value of properties collateralizing the loans, stemming from commodity market prices and yield risks associated with water availability, disease, and inclement weather. Significant risk characteristics related to the construction real estate loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the commercial leasing segment include issues that may arise from bank ownership and conversion of collateral with shifting market values. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued

The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on the loans. The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of the adequacy of the current expected credit losses. The Company increases its ACL by charging provisions for credit losses on its consolidated statement of income. Losses related to specific assets are applied as a reduction of the carrying value of the assets and charged against the ACL when management believes a loan balance is uncollectable. Recoveries on previously charged off loans are credited to the ACL.

Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and economic forecasts. Management evaluates the reasonable and supportable forecasts over the expected duration of the loan portfolio segments which ranges from approximately 6 months to 3.5 years. Historical credit loss experience, which is based on peer information, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made, using qualitative factors, when management expects current conditions and economic forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The ACL is maintained at a level sufficient to provide for expected credit losses over the life of the loan based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, differences in underwriting standards, delinquency rates, and current economic conditions.

Management incorporates reasonable and supportable information in order to calculate the ACL. This includes the ability to reliably forecast and document exogenous events that may affect the credit performance of the Company’s loan portfolio.

Management utilizes the seventeen loan segments used in preparing regulatory Call Reports to segment its portfolio and to extract the relevant information needed to calculate its ACL.  This allows management the ability to obtain historical loss information for itself as well as its peer groups. Additionally, management’s third party ALM application also utilizes a similar loan segmentation in calculating weighted average remaining life and duration which includes estimated prepayments. Management uses the duration of each loan segment to estimate the remaining life of loans to ensure that the model covers credit losses over the expected life of such loans.

The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan. Management must use relevant available information about past events (e.g. historical losses) current conditions, and economic forecasts about future conditions. Historical annual loss rates serve as the starting point to estimate expected credit losses. Management uses a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses. Prior to the third quarter of 2024 the representative period used for the full economic credit cycle was the period from 2009 to 2023 for all loan segments.  In the third quarter of 2024, the representative period was updated to be from the first quarter of 2008 to the fourth quarter of 2017 for all segments except farmland and agriculture for which the first quarter of 1985 to the fourth quarter of 1994 was used. These updated periods were deemed to be more comparable to a typical economic cycle as recent years were impacted by significant federal government stimulus in response to the effects of the COVID-19 pandemic. Additionally, due to the nature of the 1985 economic downturn and the specific impact that had on the farmland and agricultural lenders, we believe this is more comparable for the farmland and agricultural loan segments.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued

Management has collected historical loss information on its own loan and lease portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from the Federal regulators using FFIEC call report data for all segments except for farmland and agricultural loan segments, which utilize Federal Reserve Economic Data (FRED). Federal regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes approximately 200 banks nationally. This peer group is similar in asset size and concentration with the exception of the agricultural portfolio as the Company is the 16th largest agricultural lender in the country. As a result, none of the banks in the above national peer group have an agricultural concentration similar to the Company. Therefore, for purposes of historical losses, the Company uses the asset size peer group loss information for all loan segments except farmland and agricultural loans which uses a national peer group regardless of asset size. Using these peer groups, the model calculates the mean historical loss rate over the respective economic credit cycles described above for both the Company and its peer groups. Prior to the third quarter of 2024, the Company did use its own historical loss information for the farmland and agricultural loan segments, however this was changed to accommodate the new historical loss period discussed in the previous paragraph. Additionally, prior to the third quarter of 2024, the mean historical loss rates derived in the above process were then adjusted by a standard deviation calculation based on management’s reasonable and supportable forecasts. However, in the third quarter of 2024 the standard deviation calculation was removed and replaced with economic forecasts which include consideration of national, regional, and local economic expectations, and are applied as a top of model adjustment through the use of management’s qualitative factors framework, incorporating their maximum loss rate which management believes reduces the extent of management judgments in determination of the forecast.

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

▪
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

▪	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

▪	Changes in the nature and volume of the portfolio and in the terms of loans.

▪	Changes in the experience, ability, and depth of lending management and other relevant staff.

▪	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

▪	Changes in the quality of the institution’s loan review system.

▪	Changes in the value of underlying collateral for collateral-dependent loans.

▪	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

▪	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued
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

As highlighted above, the Company made updates to certain assumptions and processes in the calculation of the ACL during the third quarter of 2024 including the forecast, economic credit cycle, the peer groups and the qualitative factor calculations process. The Company applied these updates to the current period and all prior periods presented on the consolidated balance sheets and noted that the updates had no material impact to the Company’s consolidated financial statements.

Other real estate owned - Other real estate owned, is expected to be sold and is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for credit losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest expense as incurred.

Fair value estimates — We measure some of our assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, we prioritize valuation inputs in accordance with a three-level hierarchy. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques requiring professional judgment to estimate the appropriate fair value. We believe we use assumptions that market participants would consider in pricing the asset or the liability. Changes in market conditions may reduce the availability of quoted prices or observable data. See Note 11 “Fair Value” for further information regarding the use of fair value estimates.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued
Many of our leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule, which are factored into our determination of lease payments when determinable. A majority of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The ROU asset and lease liability terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Off-balance sheet credit related financial instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Allowance for credit losses - unfunded loan commitments — An allowance for credit losses - unfunded loan commitments is maintained at a level that, in the opinion of management, is adequate to absorb current expected credit losses associated with the life of the Company’s commitments to lend funds under existing agreements such as letters or lines of credit. The Company uses a methodology for determining the allowance for credit losses - unfunded loan commitments that applies the same loan segmentation and loss rate to each pool as the funded exposure adjusted for probability of funding. The Company also analyzes the estimated utilization rates based upon an average from the trailing 4 quarters and then applies the same historical loss rates used for the outstanding amounts to determine the appropriate reserve. However, given that a utilization rate represents a difference between the funded portion quarter to quarter, management analyzes the utilized balances of the commitments for a trailing 4 quarters in order to assess the maximum advance rate variance over the year. The utilization rates represent the max variance for each loan category within the last 4 quarters. In order to get an accurate depiction of the utilization rate. Draws on unfunded loan commitments that are considered uncollectible are charged to the allowance for credit losses on off-balance sheet exposures. Provisions for credit losses - unfunded loan commitments are recognized in the provision for credit losses, and added to the allowance for credit losses - unfunded loan commitments, which is included in other liabilities in the consolidated balance sheets. Prior to the first quarter of 2023, the provision for credit-losses – unfunded loan commitments was recognized in non-interest expense.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets.  Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no significant uncertain income tax positions in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated balance sheets, statements of income, or cash flows.

Basic and diluted earnings per common share — Basic earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding for the period. There are no common stock equivalent shares. Therefore, there is no difference between presentation of diluted and basic earnings per common share.

Comprehensive income — Comprehensive income includes net income and changes in fair value of its available-for-sale investment securities and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes.

Segment Reporting — The Company is a holding company for the Bank, which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. The Company is not organized around discernible lines of business, but rather operates as an integrated unit to customize solutions for its customers with business line emphasis and product offerings changing over time as customer needs and demands change. Operations are managed, and financial performance is evaluated on a Company-wide basis by the Chief Executive Officer (“CEO”) who is the chief operating decision maker (“CODM”). The CODM evaluates the financial performance of the Company by evaluating revenues, significant expenses, and budget to actual results in setting the Company’s strategic plan and initiatives. The CODM uses revenues to evaluate product pricing and significant expenses to assess performance and evaluate return on assets and return on equity. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in determining discretionary compensation. Loans, leases, and investments provide the revenues in the banking operation. Interest expense, provisions for credit losses, and salaries and employee benefits provide the significant expenses in the banking operation. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all of the operations of the Company are considered by management to be aggregated in one reportable operating segment.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued

Adoption of New Accounting Standards — The Accounting Standards Codification (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities.  Periodically, the FASB will issue Accounting Standard Updates (“ASU”) to its ASC. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.
On January 1, 2024, the Company adopted ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The Company adopted this standard, with no material impact on the Company’s consolidated financial statements.

On January 1, 2024, the Company adopted ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The amendments in ASU 2023-02 apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low income housing tax credit investments (“LIHTC”) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from FASB ASC 323-740, Investments – Equity Method and Joint Ventures: Income Taxes, has been applied. The amendments in ASU 2023-02 must be applied on either a modified retrospective or a retrospective basis (except as discussed in the ASU for LIHTC investments not accounted for using the proportional amortization method). The Company adopted this standard to use the proportional amortization method on January 1, 2024, with a $40,000 cumulative-effect adjustment to retained earnings under the modified retrospective method. Under the proportional amortization method the amortization of the LIHTC investments, income tax credits and other income tax benefits are now recognized in the income statement as a component of income tax expense (benefit) rather than other non-interest expense.

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. ASU 2023-07 requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The Company adopted this standard with no material impact on the Company’s consolidated financial statements, however additional required disclosures have been added to the Segment Reporting accounting policy within this footnote.

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025 and the income tax disclosures will be updated upon adoption.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of adopting this new standard but does not expect it to have a material impact on its consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1—Summary of Significant Accounting Policies—Continued

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2024
U.S. Government-sponsored securities	$2,657	$4	$17	$2,644
Mortgage-backed securities(1)	466,302	464	26,908	439,858
Commercial mortgage-backed obligations(1)	1,228	-	16	1,212
Collateralized mortgage obligations(1)	5,653	-	156	5,497
Corporate securities	14,800	56	-	14,856
Other	352	-	5	347
Total available-for-sale securities	$490,992	$524	$27,102	$464,414

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2023
U.S. Government-sponsored securities	$3,230	$12	$18	$3,224
Mortgage-backed securities(1)	178,392	3,015	19,726	161,681
Commercial mortgage-backed obligations(1)	2,151	7	1	2,157
Collateralized mortgage obligations(1)	548	-	13	535
Corporate securities	14,743	41	179	14,605
Other	310	-	-	310
Total available-for-sale securities	$199,374	$3,075	$19,937	$182,512

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The book values, estimated fair values, and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of December 31, 2024
Mortgage-backed securities(1)	$626,427	$-	$143,544	$482,883	$-
Collateralized mortgage obligations(1)	68,377	-	13,876	54,501	-
Municipal securities	74,639	46	1,116	73,569	450
Total held-to-maturity securities	$769,443	$46	$158,536	$610,953	$450

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

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts and (v) whether or not such securities are guaranteed or pre-refunded by the issuers.

Fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2—Investment Securities—Continued

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$600	$1	$888	$16	$1,488	$17
Mortgage-backed securities(1)	324,202	5,772	67,319	21,136	391,521	26,908
Commerical mortgage-backed securities(1)	1,212	16	-	-	1,212	16
Collateralized mortgage obligations(1)	5,043	147	454	9	5,497	156
Other	347	5	-	-	347	5
Total available-for-sale securities	$331,404	$5,941	$68,661	$21,161	$400,065	$27,102

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$33	$-	$1,235	$18	$1,268	$18
Mortgage-backed securities(1)	406	10	80,746	19,716	81,152	19,726
Commerical mortgage-backed securities(1)	1,223	1	-	-	1,223	1
Collateralized mortgage obligations	-	-	535	13	535	13
Corporate securities	-	-	9,853	179	9,853	179
Total available-for-sale securities	$1,662	$11	$92,369	$19,926	$94,031	$19,937

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

As of December 31, 2024, the Company held 186 available-for-sale securities of which 47 securities were in an unrealized loss position for less than twelve months and 114 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities by major type:

	December 31, 2024
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

The amortized cost and estimated fair values of investment securities at December 31, 2024 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$429	$423	$1,180	$1,169
After one year through five years	17,968	17,963	21,791	21,306
After five years through ten years	2,272	2,228	14,489	13,682
After ten years	470,323	443,800	731,983	574,796
Total	$490,992	$464,414	$769,443	$610,953

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of December 31, 2024, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2024
Municipal securities	$19,022	$403	$55,214	$74,639
Total	$19,022	$403	$55,214	$74,639

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2—Investment Securities—Continued

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2023
Municipal securities	$20,203	$395	$58,192	$78,790
Total	$20,203	$395	$58,192	$78,790

Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
2024	$70,721	$839	$96
2023	$39,901	$-	$8,199
2022	$51,359	$2	$10,691

Pledged Securities

As of December 31, 2024, investment securities carried at $712.5 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $794.1 million at December 31, 2023.
Note 3—Federal Home Loan Bank Stock and Other Non-Marketable Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Non-Marketable Securities on the Company’s consolidated balance sheets and totaled $15.5 million at both December 31, 2024 and 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Loans and leases held for investment, net
Real estate:
Commercial	$1,360,841	$1,323,038
Agricultural	751,026	742,009
Residential and home equity	404,399	399,982
Construction	194,903	212,362
Total real estate	2,711,169	2,677,391
Commercial & industrial	504,403	499,373
Agricultural	289,847	313,737
Commercial leases	179,718	169,684
Consumer and other	5,084	5,212
Total gross loans and leases	3,690,221	3,665,397
Unearned income	(11,833)	(10,708)
Total net loans and leases	3,678,388	3,654,689
Allowance for credit losses	(75,283)	(74,965)
Total loans and leases held for investment, net	$3,603,105	$3,579,724

At December 31, 2024, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.2 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $801.7 million from FHLB and $1.1 billion from the FRB at December 31, 2024.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	December 31, 2024
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$170	$170	$1,353,101	$1,353,271	$170
Agricultural	-	-	-	-	751,026	751,026	-
Residential and home equity	-	-	-	-	404,399	404,399	-
Construction	-	-	-	-	194,903	194,903	-
Total real estate	-	-	170	170	2,703,429	2,703,599	170
Commercial & industrial	33	-	759	792	503,611	504,403	-
Agricultural	36	-	-	36	289,811	289,847	-
Commercial leases	-	-	-	-	175,455	175,455	-
Consumer and other	5	-	-	5	5,079	5,084	-
Total loans and leases, net	$74	$-	$929	$1,003	$3,677,385	$3,678,388	$170

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued

	December 31, 2023
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$1,314,928	$1,314,928	$-
Agricultural	-	-	-	-	742,009	742,009	-
Residential and home equity	36	-	-	36	399,946	399,982	-
Construction	-	-	-	-	212,362	212,362	-
Total real estate	36	-	-	36	2,669,245	2,669,281	-
Commercial & industrial	32	-	-	32	499,341	499,373	-
Agricultural	-	-	-	-	313,737	313,737	-
Commercial leases	-	-	-	-	167,086	167,086	-
Consumer and other	3	-	-	3	5,209	5,212	-
Total loans and leases, net	$71	$-	$-	$71	$3,654,618	$3,654,689	$-
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued
The following tables present the amortized cost of loans that were both experiencing financial difficulty and modified, by portfolio segment and type of modification, during the periods presented. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each portfolio segment of financing receivable is also presented below:

	December 31, 2024
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest Rate reduction	Maturity or term extension	Principal foregiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$-	$-	0.00%
Agricultural	-	-	-	8,567	2,197	10,764	1.43%
Residential and home equity	-	-	-	-	-	-	0.00%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	-	-	8,567	2,197	10,764	0.40%
Commercial & industrial	-	2,500	-	-	-	2,500	0.50%
Agricultural	-	-	-	-	-	-	0.00%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$2,500	$-	$8,567	$2,197	$13,264	0.36%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued
During the twelve months ended December 31, 2024, the Company had one agricultural real estate borrower with five loans that had principal and interest deferrals ranging from two to four months.  One of the agricultural real estate loans had the contractual term extended by four months. In addition, the Company had one commercial & industrial loan where the contractual term was extended by two months.

	December 31, 2023
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest Rate reduction	Maturity or term extension	Principal foregiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$1,600	$-	$-	$-	$1,600	0.12%
Agricultural	-	-	-	-	-	-	0.00%
Residential and home equity	-	-	-	-	121	121	0.03%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	1,600	-	-	121	1,721	0.06%
Commercial & industrial	-	4,669	-	-	-	4,669	0.93%
Agricultural	-	-	-	-	-	-	0.00%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$6,269	$-	$-	$121	$6,390	0.17%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $3.3 million at December 31, 2023.

During the twelve months ended December 31, 2023, we had one residential real estate loan that had the contractual interest rate decreased by 1.00% and the contractual term was extended by 120 months.  In addition, we had an additional borrower with one commercial real estate loan that had the contractual term extended by 119 months, and two commercial & industrial loans that had the contractual term extended by eleven months.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. The modified loans presented in the tables above were current as of December 31, 2024 and 2023.

The effect of modifications made to borrowers experiencing financial difficulty is already included in the ACL because of the measurement methodologies used to estimate the ACL; therefore, a change to the ACL is generally not recorded upon modification. If principal forgiveness is provided, that portion of the loan will be charged-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL. An assessment of whether the borrower is experiencing financial difficulty is made on the date of a modification.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued

The following table presents outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:
	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$63,216	$117,550	$163,875	$209,222	$134,254	$292,326	$270,231	$99,819	$1,350,493
Special mention	-	-	1,138	-	-	170	1,470	-	2,778
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$63,216	$117,550	$165,013	$209,222	$134,254	$292,496	$271,701	$99,819	$1,353,271
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$24,877	$36,693	$69,209	$38,847	$46,452	$169,301	$309,661	$32,086	$727,126
Special mention	-	-	-	-	2,099	5,011	16,790	-	23,900
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$24,877	$36,693	$69,209	$38,847	$48,551	$174,312	$326,451	$32,086	$751,026
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$33,036	$37,378	$57,760	$82,936	$72,304	$72,360	$47,669	$65	$403,508
Special mention	-	-	-	-	-	85	-	-	85
Substandard	-	-	-	-	-	603	203	-	806
Total Residential and home equity	$33,036	$37,378	$57,760	$82,936	$72,304	$73,048	$47,872	$65	$404,399
Residential and home equity
Current-period gross charge-offs	$-	$29	$-	$-	$-	$-	$-	$-	$29

Construction
Pass	$5,774	$-	$1,000	$-	$-	$1,375	$186,754	$-	$194,903
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$5,774	$-	$1,000	$-	$-	$1,375	$186,754	$-	$194,903
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$126,903	$191,621	$292,982	$331,005	$255,109	$541,231	$832,778	$131,970	$2,703,599

Commercial & industrial
Pass	$23,235	$39,415	$20,065	$16,715	$3,525	$6,192	$363,947	$24,269	$497,363
Special mention	-	2,280	67	3	-	381	1,017	2,500	6,248
Substandard	-	107	-	33	-	-	422	230	792
Total Commercial & industrial	$23,235	$41,802	$20,132	$16,751	$3,525	$6,573	$365,386	$26,999	$504,403
Commercial & industrial
Current-period gross charge-offs	$231	$176	$-	$44	$100	$185	$-	$-	$736

Agricultural
Pass	$2,831	$2,820	$2,584	$1,708	$393	$2,471	$270,595	$6,325	$289,727
Special mention	-	-	41	-	-	-	-	43	84
Substandard	-	-	-	-	-	-	36	-	36
Total Agricultural	$2,831	$2,820	$2,625	$1,708	$393	$2,471	$270,631	$6,368	$289,847
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Commercial leases
Pass	$31,977	$74,956	$21,859	$8,314	$8,065	$26,182	$-	$-	$171,353
Special mention	-	-	4,102	-	-	-	-	-	4,102
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$31,977	$74,956	$25,961	$8,314	$8,065	$26,182	$-	$-	$175,455
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,049	$1,195	$535	$71	$13	$1,349	$693	$-	$4,905
Special mention	-	-	-	-	-	-	-	-	-
Substandard	161	-	-	-	-	18	-	-	179
Total Consumer and other	$1,210	$1,195	$535	$71	$13	$1,367	$693	$-	$5,084
Consumer and other
Current-period gross charge-offs	$63	$1	$-	$-	$-	$29	$-	$-	$93
Total net loans and leases
Pass	$185,995	$310,007	$336,887	$357,813	$265,006	$571,556	$1,449,550	$162,564	$3,639,378
Special mention	-	2,280	5,348	3	2,099	5,647	19,277	2,543	37,197
Substandard	161	107	-	33	-	621	661	230	1,813
Total net loans and leases	$186,156	$312,394	$342,235	$357,849	$267,105	$577,824	$1,469,488	$165,337	$3,678,388
Total current-period gross charge-offs	$294	$206	$-	$44	$100	$214	$-	$-	$858

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued
The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023

Balance at beginning of the period	$17,035	$17,521
New loans or advances during year	1,871	1,706
Repayments	(3,280)	(2,192)
Balance at end of period	$15,626	$17,035

A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases and significant changes to the fair value of the collateral can impact the allowance for credit losses. During 2024, there were no significant changes to the collateral that secures the collateral dependent loans, whether due to general deterioration or with credit quality indicators like appraisal value. The following tables present the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

	December 31, 2024
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$170	$-	$170
Agricultural	-	-	-
Residential and home equity	-	-	-
Construction	-	-	-
Total Real estate	170	-	170
Commercial & industrial	-	759	759
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	-	-
Total gross loans and leases	$170	$759	$929

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued
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

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
	2024			2023
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$74,965	$3,690	$78,655	$66,885	$2,090	$68,975
Provision for/(reversal of) credit losses	1,000	(1,000)	-	7,750	1,600	9,350
Charge-offs	(858)	-	(858)	(60)	-	(60)
Recoveries	176	-	176	390	-	390
Net (charge-offs)/recoveries	(682)	-	(682)	330	-	330
Balance at end of period	$75,283	$2,690	$77,973	$74,965	$3,690	$78,655

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Loans and Leases—Continued

Changes in the allowance for credit losses on loans and leases are as follows:

	Year Ended December 31, 2024
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$26,093	$(5,711)	$-	$-	$20,382
Agricultural	7,744	15,871	-	-	23,615
Residential and home equity	7,770	(424)	(29)	23	7,340
Construction	4,432	(1,377)	-	-	3,055
Total real estate	46,039	8,359	(29)	23	54,392
Commercial & industrial	13,380	(4,939)	(736)	86	7,791
Agricultural	8,872	(2,163)	-	16	6,725
Commercial leases	6,537	(384)	-	-	6,153
Consumer and other	137	127	(93)	51	222
Total allowance for credit losses	$74,965	$1,000	$(858)	$176	$75,283

	Year Ended December 31, 2023
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$18,055	$7,868	$-	$170	$26,093
Agricultural	14,496	(6,752)	-	-	7,744
Residential and home equity	7,508	211	(14)	65	7,770
Construction	3,026	1,406	-	-	4,432
Total real estate	43,085	2,733	(14)	235	46,039
Commercial & industrial	11,503	1,804	-	73	13,380
Agricultural	10,202	(1,381)	-	51	8,872
Commercial leases	1,924	4,613	-	-	6,537
Consumer and other	171	(19)	(46)	31	137
Total allowance for credit losses	$66,885	$7,750	$(60)	$390	$74,965

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5—Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Premises and equipment:
Buildings and land	$64,598	$63,991
Furniture, fixtures, and equipment	20,762	24,236
Leasehold improvements	4,559	3,982
Subtotal	89,919	92,209
Accumulated depreciation and amortization	(38,552)	(40,302)
Total premises and equipment	$51,367	$51,907

Depreciation and amortization on premises and equipment included in occupancy expense amounted to $2.9 million, $2.5 million, and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Rental income was $726,000, $749,000, and $640,000 for the years ended December 31, 2024, 2023, and 2022, respectively, and was recorded in other income.

Note 6—Other Real Estate Owned

The Company reported $873,000 in other real estate owned at December 31, 2024 and 2023, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

Note 7—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$330,475	$325,798
Certificates of deposit greater than $250,000	385,072	318,830
Total certificates of deposit	$715,547	$644,628

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2025	$696,279
2026	16,074
2027	2,055
2028	920
2029	219
Total certificates of deposit	$715,547

Overdrawn deposit balances of $156,000 and $149,000 were classified as consumer loans at December 31, 2024 and 2023, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Short-term borrowings

As of December 31, 2024 and 2023, committed lines of credit arrangements totaling $2.1 billion and $2.2 billion, respectively, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $803.2 million, which is secured by $1.0 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.59% as of December 31, 2024.

The Company has $1.4 billion in pledged loans with the FRB. As of December 31, 2024, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 4.50% as of December 31, 2024.

There were no outstanding advances on the above borrowing facilities or from unaffiliated banks as of December 31, 2024 and 2023.

Note 9—Long-term Subordinated Debentures

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10.3 million of junior subordinated debentures of the Company, which carry a variable rate based on 3-month SOFR plus 2.85%. As of December 31, 2024, the interest rate on the junior subordinated debentures was 7.35% and the next reset date is March 17, 2025. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a variable rate based on 3-month SOFR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefor of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the subordinated debentures on December 17, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the subordinated debentures purchased by Statutory Trust I, in whole or in part, on or after December 17, 2008. As specified in the indenture, if the subordinated debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited, by the terms of the debentures, from paying cash dividends on the Company’s common stock.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10—Employee Benefit Plans

Executive Retirement Plan
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company. Effective November 29, 2024 each component of the ERP was terminated and frozen and no future contributions are permitted to be made. For each existing participant, the account balances will be liquidated and paid out to each participant at a time to be determined, but which will occur sometime between the 12-month anniversary and the 24-month anniversary of the termination of the plans pursuant to regulations promulgated by the Department of the Treasury.

The Company incurred a net expense of $9.0 million to the ERP during the year ended December 31, 2024, $9.1 million during the year ended December 31, 2023 and $7.4 million during the year ended December 31, 2022. The Company’s carrying value of the liability under the ERP was $61.4 million as of December 31, 2024 and $57.5 million as of December 31, 2023, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2024 and 2023 totaled 48,877 and 49,276 with an historical cost basis of $31.8 million and $31.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2024 and 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $2.7 million in 2024 compared to net gains of $2.6 million in 2023 and $0.1 million in 2022. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Employee Benefit Plans—Continued

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the SMRP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a non-qualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the SMRP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the SMRP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company. Effective November 29, 2024 the SMRP was terminated and frozen and no future contributions are permitted to be made. For each existing participant, the account balances will be liquidated and paid out to each participant at a time to be determined, but which will occur sometime between the 12-month anniversary and the 24-month anniversary of the termination of the plan pursuant to regulations promulgated by the Department of the Treasury.

The Company incurred a  net expense of $4.0 million to the SMRP during the year ended December 31, 2024, $4.1 million during the year ended December 31, 2023 and $3.0 million during the year ended December 31, 2022. The Company’s carrying value of the liability under the SMRP was $21.2 million as of December 31, 2024 and $16.9 million as of December 31, 2023, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2024 and December 31, 2023 totaled 19,647 and 17,806 shares with an historical cost basis of $14.6 million and $12.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2024 and 2023. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.5 million in 2024, $0.4 million in 2023 and $0.4 million in 2022. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

Stock-Based Compensation
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan permits stock-based compensation awards to employees, officers and directors of the Company and its subsidiaries and affiliates. The 2025 Plan authorized awards up to 80,000 shares. No shares have been issued under the 2025 Plan as of December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10—Employee Benefit Plans—Continued
Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is discretionary and the other is mandatory. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.8 million, $1.9 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $2.0 million, $2.0 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

Bank-Owned Life Insurance
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

The Company earned tax-exempt interest on the life insurance policies of $2.4 million, $2.0 million, and $2.2 million for the three years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, the total cash surrender value of the insurance policies was $74.1 million and $74.9 million, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The carrying amounts and estimated fair values of financial instruments held by the Company are set forth below. Fair value estimates are made at a specific point in time based on relevant market information. They do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for many of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, risk characteristics and economic conditions. These estimates are subjective, involve uncertainties, and cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Fair Value—Continued

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collaterally dependent, management measures specific reserves in accordance FASB ASC Topic 326.

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

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,644	$-	$2,644	$-	$2,644
Mortgage-backed securities	439,858	-	439,858	-	439,858
Commercial mortgage-backed securities	1,212	-	1,212	-	1,212
Collateralized mortgage obligations	5,497	-	5,497	-	5,497
Corporate securities	14,856	-	14,856	-	14,856
Other	347	-	347	-	347

Fair valued on a non-recurring basis:
Collateral dependent loans	$929	$-	$-	$929	$929
Other real estate owned	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Fair Value—Continued

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$3,224	$-	$3,224	$-	$3,224
Mortgage-backed securities	161,681	-	161,681	-	161,681
Commercial mortgage-backed securities	2,157	-	2,157	-	2,157
Collateralized mortgage obligations	535	-	535	-	535
Corporate securities	14,605	-	14,605	-	14,605
Other	310	-	310	-	310

Fair valued on a non-recurring basis:
Collateral dependent loans	$9,884	$-	$-	$9,884	$9,884
Other real estate owned	873	-	-	873	873

Collateral dependent loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain specific reserves for collateral dependent loans when establishing the allowance for credit losses on loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains a list of qualified property appraisers who review appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3.

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

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$212,563	$212,563	$-	$-	$212,563
Held-to-maturity securities, net	768,993	-	537,384	73,569	610,953
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,603,105	-	-	3,523,057	3,523,057

Financial Liabilities:
Total deposits	$4,699,139	$-	$4,695,388	$-	$4,695,388
Subordinated debentures	10,310	-	11,738	-	11,738

December 31, 2023		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and cash equivalents	$410,642	$410,642	$-	$-	$410,642
Held-to-maturity securities, net	817,238	-	613,393	58,192	671,585
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,579,724	-	-	3,369,255	3,369,255

Financial Liabilities:
Total deposits	$4,668,095	$-	$4,662,782	$-	$4,662,782
Subordinated debentures	10,310	-	12,763	-	12,763

Non-marketable securities include FHLB stock, Pacific Coast Bankers’ Bank stock and TIB, National Association stock which are recorded at cost.  Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

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

	December 31,
(Dollars in thousands)	2024	2023

Commitments to extend credit, including unsecured commitments of $20,535 and $19,858 as of December 31, 2024 and 2023, respectively	$1,006,649	$1,150,142
Stand-by letters of credit, including unsecured commitments of $4,490 and $7,010 as of December 31, 2024 and 2023, respectively	15,411	16,858

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $2.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 48 months with a final expiration in some cases up to October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in LIHTC partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes. At December 31, 2024 and 2023, the balance of the investments in LIHTC was $43.8 million and $36.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $18.9 million and $15.5 million at December 31, 2024 and 2023, respectively. These balances are reflected in the interest payable and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2039. Additionally, during the years ended December 31, 2024 and 2023, the Company recognized tax credits from its investments in LIHTC of $4.4 million and $3.6 million, respectively.

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

Our leases relate primarily to office space and bank branches with remaining lease terms of generally nine months to 7 years. Certain lease arrangements contain extension options that typically range from 5 to 10 years at the then fair market rental rates. ASC 842 requires lessees to evaluate whether option periods, if available, will be exercised in order to determine the full life of the lease. The Company used the first option period, unless it is a relatively new lease that has a long initial lease term or other extenuating circumstances.

As of December 31, 2024, operating lease ROU assets and liabilities were $2.2 million and $2.3 million, respectively. As of December 31, 2023, operating lease ROU assets and liabilities were $2.7 million and $2.8 million, respectively. Operating lease expenses totaled $758,000, $737,000 and $730,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

The table below summarizes the information related to our operating leases:

	Year Ended December 31,
(in thousands except for percent and period data)	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$758	$720
Weighted-Average Remaining Lease Term - Operating Leases, in Years	3.56	4.62
Weighted-Average Discount Rate - Operating Leases	2.7%	2.6%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13—Leases—Continued
The table below summarizes the maturity of remaining lease liability:

(Dollars in thousands)	Amount
2025	$765
2026	714
2027	407
2028	283
2029	186
2030	101
Total lease payments	2,456
Discount	(182)
Net present value of lease liabilities	$2,274

As of December 31, 2024, we have no additional operating leases for office space that have not yet commenced or that are anticipated to commence during the first quarter of 2025.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company’s net investment in direct financing leases, included in the line item “Loans and leases held for investment, net of unearned income” on the balance sheet, was $175.5 million at December 31, 2024 and $167.1 million at December 31, 2023.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income tax expense (benefit)
Current:
Federal	$14,196	$23,025	$10,638
State	8,574	10,817	9,683
Total current income tax expense	22,770	33,842	20,321

Deferred:
Federal	7,284	(6,546)	3,744
State	3,733	943	586
Total deferred income tax expense (benefit)	11,017	(5,603)	4,330
Total provision for income tax expense	$33,787	$28,239	$24,651

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Effective income tax rate
Federal statutory rate	$25,671	21.00%	$24,476	21.00%	$20,946	21.00%
State taxes, net of federal income tax benefit	9,730	7.96%	9,290	7.97%	8,112	8.13%
Low-income housing tax credits	(608)	(0.50%)	(3,528)	(3.03%)	(3,031)	(3.04%)
Compensation expense	(137)	(0.11%)	(267)	(0.23%)	(578)	(0.58%)
Bank-owned life insurance	(521)	(0.43%)	(1,338)	(1.15%)	(494)	(0.49%)
Tax-exempt interest income	(512)	(0.42%)	(470)	(0.40%)	(326)	(0.32%)
Other, net	164	0.14%	76	0.07%	22	0.02%
Total income tax expense and effective tax rate	$33,787	27.64%	$28,239	24.23%	$24,651	24.72%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Income Taxes—Continued
The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$23,185	$23,386
Deferred compensation	23,849	21,562
Unrealized losses on debt securities	8,250	5,377
Accrued liabilities	3,685	3,986
Tax credit carry forward	2,402	2,911
State income taxes	1,793	2,271
Lease liabilities	692	838
Acquired net operating losses	476	506
Low-income housing tax investments	-	447
Acquired loans fair valuation	80	89
Acquired OREO fair valuation	108	108
Other	-	2
Total deferred tax assets	64,520	61,483

Deferred tax liabilities:
Commercial leasing	$(25,704)	$(16,017)
Premises and equipment	(2,034)	(1,740)
Deferred loan and lease costs	(936)	(1,000)
Right of use leasing asset	(659)	(802)
Core deposit intangible asset	(499)	(661)
Accretion on investment securities	(1,200)	(659)
FHLB dividends	(348)	(348)
Investments	(225)	(225)
Prepaid assets	(17)	(52)
Total deferred tax liabilities	(31,622)	(21,504)
Net deferred tax assets	$32,898	$39,979

The Company believes, based on available information, that more likely than not, the net deferred tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2024 and 2023. The decrease in net deferred tax assets of $7.0 million was primarily due to sale of investment tax credits related to commercial leasing activities of $7.4 million.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions. The Company includes any interest and penalties associated with unrecognized tax benefits within the provision for income taxes. The Company does not expect a material change to the total amount of unrecognized tax benefits in the next twelve months.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2020 through 2024 tax years remain subject to selection for examination as of December 31, 2024. As of December 31, 2024 and 2023, the Company had net operating loss carryovers of $1.6 million and $1.7 million, respectively. The Company had $2.4 million and $2.9 million in tax credit carry-forwards as of December 31, 2024 and December 31, 2023, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15—Condensed Financial Statements of Parent Company

Financial information pertaining only to Farmers and Merchants Bancorp, on a parent-only basis, is as follows:

	December 31,
(Dollars in thousands)	2024	2023
Balance Sheets
Assets
Cash and cash equivalents	$285	$130
Investment in subsidiaries	584,851	561,521
Other assets	163	47
Total assets	$585,299	$561,698
Liabilities and shareholders’ equity
Subordinated debentures	$10,310	$10,310
Other liabilities	1,917	1,633
Shareholders’ equity	573,072	549,755
Total liabilities and shareholders’ equity	$585,299	$561,698

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Statements of Income
Dividend and other income from subsidiaries	$60,900	$33,300	$34,700
Interest and dividends	26	25	14
Total income	60,926	33,325	34,714

Reimbursement of expenses from subsidiaries	746	705	714
Other expenses	2,994	2,321	2,388
Total expense	3,740	3,026	3,102
Income before income taxes	57,186	30,299	31,612
Income tax benefit	1,078	887	913
	58,264	31,186	32,525
Equity in undistributed net income of subsidiaries	30,193	57,128	42,565
Net income	$88,457	$88,314	$75,090

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15—Condensed Financial Statements of Parent Company—Continued
	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Statements of Cash Flows
Cash flows from operating activities:
Net income	$88,457	$88,314	$75,090
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(30,193)	(57,128)	(42,565)
Change in other assets and liabilities	169	603	197
Net cash provided by operating activities	58,433	31,789	32,722
Cash flows from investing activities:
Securities sold or matured	-	-	124
Net cash used in investing activities	-	-	124
Cash flows from financing activities:
Common stock repurchases	(45,261)	(20,355)	(20,310)
Cash dividends paid	(13,017)	(12,886)	(12,489)
Net used in financing activities	(58,278)	(33,241)	(32,799)
Net change in cash and cash equivalents	155	(1,452)	47
Cash and cash equivalents, beginning of year	130	1,582	1,535
Cash and cash equivalents, end of year	$285	$130	$1,582

Note 16—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2024.

The Company’s independent registered public accounting firm has audited the consolidated financial statements for the year ended December 31, 2024, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2024 that appears on page 74.

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Annual Meeting Business Matters – Proposal No. 1 – Election of Directors” and “Executive Compensation – Compensation Discussion and Analysis – Executive Officers Who Are Not Directors” of the Company’s 2025 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

Information regarding “Delinquent Section 16(a) Reports” is set forth under the section “Other Matters – Delinquent Section 16(a) Reports” of the Company’s Proxy Statement and is incorporated herein by reference.

The information required by Item 10 regarding our insider trading policies is incorporated by reference from the information under the caption “Corporate Governance – Code of Ethics and Insider Trading Policy” in our Proxy Statement. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Information regarding the Company’s corporate governance and board committees is set forth under the heading “Corporate Governance – Board of Directors Meetings” and “– Committees of the Board” in the Company’s Proxy Statement and is incorporated herein by reference.

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Conduct applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Company will provide, without charge, a copy of the Code of Conduct to any stockholder by mail. Requests should be sent to the Company’s address, Attention: Shareholders Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers of the Code of Conduct by posting such information on its website, at www.fmbonline.com.

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

Information regarding “Equity Compensation Plan Information” is set forth under the heading “Executive Compensation – Compensation Discussion and Analysis – Qualified and Non-Qualified Retirement Programs” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Corporate Governance – Certain Relationships and Related Person Transactions” and “ – Director Independence” of the Company’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding “Principal Accountant Fees and Services” is set forth under the heading “Fees and Services of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

List of Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements and

(2)	Financial Statement schedules required to be filed by Item 8 of this Form 10-K.

(3)	The following exhibits are required by Item 601 of Regulation S-K and are included as part of this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on Registrant’s Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.
3.2	Amended By-Laws, as amended February 11, 2025, filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on February 13, 2025, and incorporated herein by reference.
3.3
Certificate of Designation for the Series A Junior Participating Preferred Stock (included as Exhibit A to the Rights Agreement between Farmers & Merchants Bancorp and Registrar and Transfer Company, dated as of August 5, 2008, filed as Exhibit 4.1 below), filed on the Registrant’s Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

4.1
Amended and Restated Rights Agreement, dated as of April 5, 2024, between the Company and Computershare Trust, N.A., a federally chartered, limited purpose trust company (as successor to Registrar and Transfer Company), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 5, 2024.

4.2	Description of F&M Bancorp Capital Stock, filed on Registrant’s Form 10-K for the year ended December 31, 2019.
10.1
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference.**

10.2
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Bart R. Olson, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.3
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.4
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and David M. Zitterow, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.5
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and John W. Weubbe, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.6
Employment Agreement effective April 22, 2024, between Farmers & Merchants Bank of Central California and Thomas Bennett, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.7	Employment Agreement effective December 9, 2024, between Farmers & Merchants Bank of Central California and Troy D. Harper.* **
10.8	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference. **
10.9	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference. **
10.10	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.11	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.12	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.13	Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan, filed on Registrant’s Form 8-K filed on December 2, 2024, is incorporated herein by reference. **
10.14	Farmers & Merchants Bancorp 2025 Restricted Stock Award Agreement, filed on Registrant’s Form 8-K filed on January 16, 2025, is incorporated herein by reference. **
19	Insider Trading Policy*
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
23.2	Consent of Independent Registered Public Accounting Firm (Eide Bailly LLP)*
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith
** Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2025.

FARMERS & MERCHANTS BANCORP
/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Kent A. Steinwert	Director, Chairman, President and Chief Executive Officer
Kent A. Steinwert	(Principal Executive Officer)

/s/ Bart R. Olson	Executive Vice President and Chief Financial Officer
Bart R. Olson	(Principal Financial and Accounting Officer)

/s/ Edward Corum, Jr.	Director
Edward Corum, Jr.

/s/ Stephenson K. Green	Director
Stephenson K. Green

/s/ Craig James	Director
Craig James
/s/ Gary Long	Director
Gary Long

/s/ Kevin Sanguinetti	Director
Kevin Sanguinetti

/s/ Deborah E. Skinner	Director
Deborah E. Skinner