Form 10-Q
period 2025-03-31
FARMERS & MERCHANTS BANCORP
filed 2025-05-12
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes ☐  No ☒

As of April 30, 2025, the registrant had 727,798 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$91,496	$71,058
Interest bearing deposits with banks	515,758	141,505
Total cash and cash equivalents	607,254	212,563
Securities available-for-sale, amortized cost $515,052 and $490,992, respectively	495,433	464,414
Securities held-to-maturity, fair value $614,863 and $610,953, respectively	759,771	769,443
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,254,754	1,233,407
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,584,174	3,678,388
Allowance for credit losses - loans and leases	(75,423)	(75,283)
Loans and leases held for investment, net	3,508,751	3,603,105
Bank-owned life insurance	74,688	74,085
Premises and equipment, net	51,242	51,367
Deferred income tax assets and income taxes receivable	32,461	36,729
Accrued interest receivable	23,709	30,152
Goodwill	11,183	11,183
Other intangibles	1,557	1,687
Other real estate owned	873	873
Other assets	98,003	99,496
Total Assets	$5,680,024	$5,370,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,512,040	$1,518,267
Interest bearing:
Demand	765,894	882,123
Savings and money market	1,990,132	1,583,202
Certificates of deposit	709,902	715,547
Total interest bearing	3,465,928	3,180,872
Total deposits	4,977,968	4,699,139
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	89,440	87,675
Total Liabilities	5,077,718	4,797,124

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 729,913 and 699,798 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	2,042	-
Retained earnings	614,729	592,431
Accumulated other comprehensive loss, net of taxes	(14,472)	(19,366)
TOTAL SHAREHOLDERS’ EQUITY	602,306	573,072
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,680,024	$5,370,196

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
Interest income
Interest and fees on loans and leases	$54,035	$55,408
Interest and dividends on investment securities	10,462	6,703
Interest on deposits with others	2,641	4,530
Total interest income	67,138	66,641

Interest expense
Deposits	13,805	14,645
Borrowed funds	-	62
Subordinated debentures	192	221
Total interest expense	13,997	14,928
Net interest income	53,141	51,713
Provision for credit losses	300	-
Net interest income after provision for credit losses	52,841	51,713
Non-interest income
Card processing	1,667	1,629
Net gain on deferred compensation benefits	833	1,158
Service charges on deposit accounts	772	748
Increase in cash surrender value of BOLI	603	595
Other	1,146	945
Total non-interest income	5,021	5,075
Non-interest expense
Salaries and employee benefits	17,144	17,503
Data processing	1,638	1,455
Occupancy	1,302	1,232
Net gain on deferred compensation benefits	833	1,158
Deposit insurance	748	712
Professional services	922	541
Marketing	467	480
Other	2,455	2,440
Total non-interest expense	25,509	25,521
INCOME BEFORE INCOME TAXES	32,353	31,267
Income tax expense	9,344	8,544
NET INCOME	$23,009	$22,723

Earnings per common share:
Basic	$32.88	$30.56
Diluted	$32.86	$30.56

Weighted average number of common shares
Basic	699,736	743,515
Diluted	700,215	743,515

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$23,009	$22,723
Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities	6,959	(2,600)
Amortization of unrecognized loss on securities transferred to held-to-maturity	(11)	(27)
Net unrealized gains/(losses) on securities	6,948	(2,627)
Income tax (expense)/benefit	(2,054)	777
Other comprehensive income/(loss), net of tax	4,894	(1,850)
Total comprehensive income	$27,903	$20,873

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2025 and 2024
(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	40
Net income	-	-	-	22,723	-	22,723
Other comprehensive loss, net of tax	-	-	-	-	(1,850)	(1,850)
Repurchase of common stock	(5,201)	-	(5,451)	-	-	(5,451)
Balance as of March 31, 2024	742,770	$7	$31,401	$548,123	$(14,314)	$565,217

Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	$573,072
Net income	-	-	-	23,009	-	23,009
Other comprehensive income, net of tax	-	-	-	-	4,894	4,894
Issuance of restricted stock awards	30,818	-	-	-	-	-
Stock based compensation expense	-	-	2,042	-	-	2,042
Repurchase of common stock	(703)	-	-	(711)	-	(711)
Balance as of March 31, 2025	729,913	$7	$2,042	$614,729	$(14,472)	$602,306

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$23,009	$22,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	-
Depreciation and amortization	763	698
Net accretion of securities premiums and discounts	(276)	(320)
Stock based compensation expense	2,042	-
Increase in cash surrender value of BOLI	(603)	(595)
Decrease in deferred income taxes, net	6,959	3,296
Net changes in:
Other assets	3,935	8,502
Other liabilities	3,421	477
Net cash provided by operating activities	39,550	34,781
Cash flows from investing activities:
Net decrease (increase) in loans and leases held for investment	94,058	(41,541)
Purchase of available-for-sale securities	(33,186)	(63,764)
Purchase of held-to-maturity securities	(1,945)	(1,130)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	9,274	4,318
Proceeds from maturities, calls and pay downs of held-to-maturity securities	11,489	11,743
Purchase of premises and equipment	(673)	(410)
Purchase of other investments	(2,047)	(2,285)
Proceeds from sale of assets	53	-
Net cash provided by (used in) investing activities	77,023	(93,069)
Cash flows from financing activities:
Net increase in deposits	278,829	291,494
Federal Home Loan Bank advances	-	100,000
Net cash used in share repurchase of common stock	(711)	(5,451)
Net cash provided by financing activities	278,118	386,043
Net change in cash and cash equivalents	394,691	327,755
Cash and cash equivalents, beginning of period	212,563	410,642
Cash and cash equivalents, end of period	$607,254	$738,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,109	$12,852
Income taxes paid	$1,234	$-

Supplemental disclosures of non-cash transactions:
Net change in unrealized (losses)/gains on securities available-for-sale	$(6,959)	$2,600

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Farmers & Merchants Bancorp (“FMCB” or “Bancorp”), a bank holding company incorporated in the State of Delaware, and its wholly owned subsidiary, Farmers & Merchants Bank of Central California (“F&M Bank” or the “Bank”) (collectively, the “Company”).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Bank’s financial statements. These policies relate to: (i) the determination of the provision and allowance for credit losses; (ii) the valuation of financial assets and liabilities recorded at fair value; (iii) the valuation of intangibles, such as goodwill and core deposit intangibles (“CDI”); (iv) the valuation of other real estate owned (“OREO”); and (v) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2024 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K.  As of March 31, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.

Use of estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1—Basis of Presentation and Significant Accounting Policies—Continued

Recently Adopted Accounting Standards — The Accounting Standards Codification (“ASC”) is the FASB officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Periodically, the FASB will issue Accounting Standard Updates (“ASU”) to its ASC. Rules and interpretive releases of the SEC under the authority of the federal securities laws are also sources of authoritative GAAP for the Company as an SEC registrant. All other accounting literature is non-authoritative.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The Company adopted this standard with no material impact on the Company’s consolidated financial statements, and the new income tax disclosures will be required beginning with our 2025 Form 10-K.

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of March 31, 2025
U.S. Government-sponsored securities	$2,509	$3	$15	$2,497
Mortgage-backed securities(1)	490,533	2,225	21,864	470,894
Commercial mortgage-backed obligations(1)	1,229	14	-	1,243
Collateralized mortgage obligations(1)	5,657	-	95	5,562
Corporate securities	14,814	113	-	14,927
Other	310	-	-	310
Total available-for-sale securities	$515,052	$2,355	$21,974	$495,433

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of December 31, 2024
U.S. Government-sponsored securities	$2,657	$4	$17	$2,644
Mortgage-backed securities (1)	466,302	464	26,908	439,858
Commercial mortgage-backed obligations (1)	1,228	-	16	1,212
Collateralized mortgage obligations (1)	5,653	-	156	5,497
Corporate securities	14,800	56	-	14,856
Other	352	-	5	347
Total available-for-sale securities	$490,992	$524	$27,102	$464,414

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The book values, estimated fair values and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of March 31, 2025
Mortgage-backed securities (1)	$617,929	$6	$131,406	$486,529	$-
Collateralized mortgage obligations (1)	66,965	-	12,398	54,567	-
Municipal securities	74,877	644	1,754	73,767	450
Total held-to-maturity securities	$759,771	$650	$145,558	$614,863	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

			March 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$556	$-	$841	$15	$1,397	$15
Mortgage-backed securities(1)	249,596	2,354	67,291	19,510	316,887	21,864
Commerical mortgage-backed securities(1)	-	-	-	-	-	-
Collateralized mortgage obligations(1)	5,129	87	433	8	5,562	95
Corporate securities	-	-	-	-	-	-
Total available-for-sale securities	$255,281	$2,441	$68,565	$19,533	$323,846	$21,974

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

			December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$600	$1	$888	$16	$1,488	$17
Mortgage-backed securities(1)	324,202	5,772	67,319	21,136	391,521	26,908
Commerical mortgage-backed securities(1)	1,212	16	-	-	1,212	16
Collateralized mortgage obligations(1)	5,043	147	454	9	5,497	156
Corporate securities	347	5	-	-	347	5
Total available-for-sale securities	$331,404	$5,941	$68,661	$21,161	$400,065	$27,102

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities—Continued

As of March 31, 2025, the Company held 185 available-for-sale securities of which 37 securities were in an unrealized loss position for less than twelve months and 110 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:
	March 31, 2025
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

The amortized cost and estimated fair values of investment securities at March 31, 2025 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$394	$393	$1,538	$1,523
After one year through five years	17,430	17,499	24,008	23,500
After five years through ten years	2,502	2,480	18,977	17,669
After ten years	494,726	475,061	715,248	572,171
Total	$515,052	$495,433	$759,771	$614,863

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities—Continued

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of March 31, 2025, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
March 31, 2025
Municipal securities	$18,871	$404	$55,602	$74,877
Total	$18,871	$404	$55,602	$74,877

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2024
Municipal securities	$19,022	$403	$55,214	$74,639
Total	$19,022	$403	$55,214	$74,639

Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Three months ended March 31, 2025	$160	$-	$-
Three months ended March 31, 2024	$-	$-	$-

Pledged Securities

At March 31, 2025, investment securities carried at $713.7 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $712.5 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Loans and leases held for investment, net
Real estate:
Commercial	$1,355,261	$1,360,841
Agricultural	737,314	751,026
Residential and home equity	396,044	404,399
Construction	185,348	194,903
Total real estate	2,673,967	2,711,169
Commercial & industrial	482,196	504,403
Agricultural	258,704	289,847
Commercial leases	175,384	179,718
Consumer and other	5,260	5,084
Total gross loans and leases	3,595,511	3,690,221
Unearned income	(11,337)	(11,833)
Total net loans and leases	3,584,174	3,678,388
Allowance for credit losses	(75,423)	(75,283)
Total loans and leases held for investment, net	$3,508,751	$3,603,105

At March 31, 2025, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $802.7 million from FHLB and $1.1 billion from the FRB at March 31, 2025.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	March 31, 2025
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$1,347,906	$1,347,906	$-
Agricultural	-	-	-	-	737,314	737,314	-
Residential and home equity	-	-	-	-	396,044	396,044	-
Construction	-	-	-	-	185,348	185,348	-
Total real estate	-	-	-	-	2,666,612	2,666,612	-
Commercial & industrial	-	-	193	193	482,003	482,196	193
Agricultural	-	-	-	-	258,704	258,704	-
Commercial leases	-	-	-	-	171,402	171,402	-
Consumer and other	1	-	-	1	5,259	5,260	-
Total loans and leases, net	$1	$-	$193	$194	$3,583,980	$3,584,174	$193

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued
	December 31, 2024
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$170	$170	$1,353,101	$1,353,271	$170
Agricultural	-	-	-	-	751,026	751,026	-
Residential and home equity	-	-	-	-	404,399	404,399	-
Construction	-	-	-	-	194,903	194,903	-
Total real estate	-	-	170	170	2,703,429	2,703,599	170
Commercial & industrial	33	-	759	792	503,611	504,403	-
Agricultural	36	-	-	36	289,811	289,847	-
Commercial leases	-	-	-	-	175,455	175,455	-
Consumer and other	5	-	-	5	5,079	5,084	-
Total loans and leases, net	$74	$-	$929	$1,003	$3,677,385	$3,678,388	$170

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued
The following table presents the amortized cost of loans that were both experiencing financial difficulty and modified, by portfolio segment and type of modification, during the periods presented. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each portfolio segment of financing receivable is also presented below:

	March 31, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$-	$-	0.00%
Agricultural	-	983	-	1,656	-	2,639	0.36%
Residential and home equity	-	-	-	-	-	-	0.00%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	983	-	1,656	-	2,639	0.10%
Commercial & industrial	-	-	-	-	-	-	0.00%
Agricultural	-	43	-	-	-	43	0.02%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$1,026	$-	$1,656	$-	$2,682	0.07%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at March 31, 2025.

During the three months ended March 31, 2025, the Company modified one agricultural borrower with four agricultural real estate loans and one agricultural production loan. Two of the loans had the contractual term extended by six months and three loans had principal and interest deferrals of six months.

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the three months ended March 31, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. The modified loans presented in the table above were current as of March 31, 2025.

There were no loans that were modified within the last 12 months that had a payment default or were past due during the three months ended March 31, 2025.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

The Company assigns a risk rating to all loans and leases and periodically performs detailed reviews of all such loans and leases over a certain threshold to identify credit risks and assess overall collectability. For smaller balance loans and leases, such as consumer and residential real estate, a credit grade is established at inception, and then updated only when the loan or lease becomes contractually delinquent or when the borrower requests a modification. For larger balance loans and leases, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans and leases. These credit quality indicators are used to assign a risk rating to each individual loan or lease. These risk ratings can be grouped into five major categories, defined as follows:

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

Doubtful — Loans or leases classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently known facts, conditions and values, highly questionable or improbable.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued
The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	March 31, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$23,588	$60,623	$116,823	$162,923	$207,575	$413,700	$258,034	$102,046	$1,345,312
Special mention	-	-	-	1,124	-	-	1,470	-	2,594
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial	$23,588	$60,623	$116,823	$164,047	$207,575	$413,700	$259,504	$102,046	$1,347,906
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$8,016	$24,345	$36,213	$68,712	$37,903	$211,607	$285,604	$50,707	$723,107
Special mention	-	-	-	-	-	3,100	11,107	-	14,207
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$8,016	$24,345	$36,213	$68,712	$37,903	$214,707	$296,711	$50,707	$737,314
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$5,741	$31,444	$35,404	$53,446	$80,548	$141,583	$46,939	$63	$395,168
Special mention	-	-	-	-	-	76	-	-	76
Substandard	-	-	-	-	-	598	202	-	800
Total Residential and home equity	$5,741	$31,444	$35,404	$53,446	$80,548	$142,257	$47,141	$63	$396,044
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$5,761	$-	$900	$-	$1,375	$177,312	$-	$185,348
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$5,761	$-	$900	$-	$1,375	$177,312	$-	$185,348
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$37,345	$122,173	$188,440	$287,105	$326,026	$772,039	$780,668	$152,816	$2,666,612

Commercial & industrial
Pass	$3,980	$24,055	$37,438	$19,106	$15,821	$8,339	$326,961	$40,596	$476,296
Special mention	-	-	2,280	61	-	357	581	2,402	5,681
Substandard	-	-	-	-	26	-	69	124	219
Total Commercial & industrial	$3,980	$24,055	$39,718	$19,167	$15,847	$8,696	$327,611	$43,122	$482,196
Commercial & industrial
Current-period gross charge-offs	$-	$-	$69	$98	$53	$12	$-	$-	$232

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

	March 31, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$20	$3,257	$2,694	$2,383	$1,461	$2,696	$239,130	$6,956	$258,597
Special mention	-	-	-	39	-	-	-	43	82
Substandard	-	-	-	-	-	-	25	-	25
Total Agricultural	$20	$3,257	$2,694	$2,422	$1,461	$2,696	$239,155	$6,999	$258,704
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$34	$-	$-	$-	$34

Commercial leases
Pass	$2,125	$31,296	$73,204	$20,930	$7,206	$32,583	$-	$-	$167,344
Special mention	-	-	-	4,058	-	-	-	-	4,058
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$2,125	$31,296	$73,204	$24,988	$7,206	$32,583	$-	$-	$171,402
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$754	$838	$1,077	$398	$54	$1,279	$705	$-	$5,105
Special mention	-	-	-	-	-	-	-	-	-
Substandard	139	-	-	-	-	16	-	-	155
Total Consumer and other	$893	$838	$1,077	$398	$54	$1,295	$705	$-	$5,260
Consumer and other
Current-period gross charge-offs	$7	$-	$-	$-	$-	$-	$-	$-	$7
Total net loans and leases
Pass	$44,224	$181,619	$302,853	$328,798	$350,568	$813,162	$1,334,685	$200,368	$3,556,277
Special mention	-	-	2,280	5,282	-	3,533	13,158	2,445	26,698
Substandard	139	-	-	-	26	614	296	124	1,199
Total net loans and leases	$44,363	$181,619	$305,133	$334,080	$350,594	$817,309	$1,348,139	$202,937	$3,584,174
Total current-period gross charge-offs	$7	$-	$69	$98	$87	$12	$-	$-	$273

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued
	December 31, 2024
	Term Loans and Leases Amortized Cost Basis by Origination Year
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
	December 31, 2024
	Term Loans and Leases Amortized Cost Basis by Origination Year
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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of the period	$15,626	$17,035
New loans or advances during year	255	1,871
Effect of changes in composition of related parties	(80)	-
Repayments	(67)	(3,280)
Balance at end of period	$15,734	$15,626

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans or leases are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The collateral on the loans and leases is a significant portion of what secures the collateral dependent loans or leases, and significant changes to the fair value of the collateral can impact the allowance for credit losses.

The following table presents the amortized cost basis for collateral dependent loans and leases by type as of December 31, 2024:

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

There were no collateral dependent loans or leases at March 31, 2025.

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

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,283	$2,690	$77,973	$74,965	$3,690	$78,655
Provision for credit losses	300	-	300	-	-	-
Charge-offs	(273)	-	(273)	(10)	-	(10)
Recoveries	113	-	113	63	-	63
Net (charge-offs)/recoveries	(160)	-	(160)	53	-	53
Balance at end of period	$75,423	$2,690	$78,113	$75,018	$3,690	$78,708

Changes in the ACL on loans and leases for the periods indicated are as follows:
	Three Months Ended March 31, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,382	$(69)	$-	$-	$20,313
Agricultural	23,615	462	-	-	24,077
Residential and home equity	7,340	136	-	3	7,479
Construction	3,055	(407)	-	-	2,648
Total real estate	54,392	122	-	3	54,517
Commercial & industrial	7,791	178	(232)	106	7,843
Agricultural	6,725	(274)	(34)	-	6,417
Commercial leases	6,153	276	-	-	6,429
Consumer and other	222	(2)	(7)	4	217
Total allowance for credit losses	$75,283	$300	$(273)	$113	$75,423

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued
	Year Ended December 31, 2024
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$26,093	$(5,711)	$-	$-	$20,382
Agricultural	7,744	15,871	-	-	23,615
Residential and home equity	7,770	(424)	(29)	23	7,340
Construction	4,432	(1,377)	-	-	3,055
Total real estate	46,039	8,359	(29)	23	54,392
Commercial & industrial	13,380	(4,939)	(736)	86	7,791
Agricultural	8,872	(2,163)	-	16	6,725
Commercial leases	6,537	(384)	-	-	6,153
Consumer and other	137	127	(93)	51	222
Total allowance for credit losses	$74,965	$1,000	$(858)	$176	$75,283

Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$323,918	$330,475
Certificates of deposit greater than $250,000	385,984	385,072
Total certificates of deposit	$709,902	$715,547

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2025	$621,710
2026	83,838
2027	3,102
2028	956
2029	220
2030	76
Total certificates of deposit	$709,902

Overdrawn deposit balances of $138,000 and $156,000 were classified as consumer loans at March 31, 2025 and December 31, 2024, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5—Short-term borrowings

As of March 31, 2025 and December 31, 2024, committed lines of credit arrangements totaling $2.1 billion, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $804.1 million, which is secured by $1.3 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.57% as of March 31, 2025.

The Company has $1.4 billion in pledged loans with the FRB. As of March 31, 2025, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 4.50% as of March 31, 2025.

There were no outstanding advances on the above borrowing facilities as of March 31, 2025 or December 31, 2024.

Note 6—Fair Value

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

Note 6—Fair Value—Continued

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

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collateral dependent, management measures specific reserves in accordance FASB ASC Topic 326. The fair value of collateral dependent loans or leases is estimated using one of several methods, including collateral value when the loan is collateral dependent, market value of similar debt, enterprise value, and discounted cash flows. Collateral dependent loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Collateral dependent loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring collateral dependent loans is primarily the sales comparison approach less estimated selling costs.

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

Note 6—Fair Value—Continued
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

March 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,497	$-	$2,497	$-	$2,497
Mortgage-backed securities	470,894	-	470,894	-	470,894
Commercial mortgage-backed securities	1,243	-	1,243	-	1,243
Collateralized mortgage obligations	5,562	-	5,562	-	5,562
Corporate securities	14,927	-	14,927	-	14,927
Other	310	-	310	-	310
Other equity investments	$35	$35	$-	$-	$35

Fair valued on a non-recurring basis:
Other real estate owned	$873	$-	$-	$873	$873

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,644	$-	$2,644	$-	$2,644
Mortgage-backed securities	439,858	-	439,858	-	439,858
Commercial mortgage-backed securities	1,212	-	1,212	-	1,212
Collateralized mortgage obligations	5,497	-	5,497	-	5,497
Corporate securities	14,856	-	14,856	-	14,856
Other	347	-	347	-	347

Fair valued on a non-recurring basis:
Collateral dependent loans	$929	$-	$-	$929	$929
Other real estate owned	873	-	-	873	873

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

Note 6—Fair Value—Continued

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

March 31, 2025		Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$607,254	$607,254	$-	$-	$607,254
Held-to-maturity securities, net	759,321	-	541,096	73,767	614,863
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,508,751	-	-	3,485,526	3,485,526
Derivatives not designated as hedging instruments	131,500	-	131,500	-	131,500

Financial liabilities:
Total deposits	$4,977,968	$-	$4,974,300	$-	$4,979,862
Derivatives not designated as hedging instruments	142,017	-	142,017	-	142,017
Subordinated debentures	10,310	-	12,044	-	12,044

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$212,563	$212,563	$-	$-	$212,563
Held-to-maturity securities, net	768,993	-	537,384	73,569	610,953
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,603,105	-	-	3,523,057	3,523,057

Financial liabilities:
Total deposits	$4,699,139	$-	$4,695,388	$-	$4,695,388
Subordinated debentures	10,310	-	11,738	-	11,738

Non-marketable securities include FHLB stock, PCBB stock and TIB, National Association stock, which are recorded at cost.  Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding retricted stock awards using the treasury stock mehtod. Shares are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. For the three months ended March 31, 2025, there were no potential common shares that were anti-dilutive.

The following table presents the factors used in the earnings per share computation for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Net income	$23,009	$22,723

Weighted average common shares outstanding
For basic earnings per common share	699,736	743,515
Dilutive potential common shares	479	-
Shares used in computing diluted earnings per common share	700,215	743,515

Basic earnings per common share	$32.88	$30.56
Diluted earnings per common share	$32.86	$30.56

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Employee Benefit Plans

Executive Retirement Plan
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a non-qualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company. Effective November 29, 2024, each component of the ERP was terminated and frozen and no future contributions are permitted to be made. For each existing participant, the account balances will be liquidated and paid out to each participant at a time to be determined, but which will occur sometime between the 12-month anniversary and the 24-month anniversary of the termination of the components of the ERP pursuant to regulations promulgated by the Department of the Treasury.

The Company incurred no expense for the ERP during the three months ended March 31, 2025 due to the freezing of the plans and a net expense of $2.2 million during the three months ended March 31, 2024. The Company’s carrying value of the liability under the ERP was $60.8 million as of March 31, 2025 and $61.4 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of March 31, 2025 and December 31, 2024 totaled 48,892 and 48,877 with an historical cost basis of $31.6 million and $31.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP investments were $0.6 million and $1.0 million at March 31, 2025 and 2024, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Employee Benefit Plans—Continued
The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company. Effective November 29, 2024, the SMRP was terminated and frozen and no future contributions are permitted to be made. For each existing participant, the account balances will be liquidated and paid out to each participant at a time to be determined, but which will occur sometime between the 12-month anniversary and the 24-month anniversary of the termination of the plan pursuant to regulations promulgated by the Department of the Treasury.

The Company incurred no expense for the SMRP during the three months ended March 31, 2025 due to the freezing of the plans and a net expense of $1.1 million for the three months ended March 31, 2024. The Company’s carrying value of the liability under the SMRP was $20.8 million as of March 31, 2025 and $21.2 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of March 31, 2025 and December 31, 2024 totaled 18,474 and 19,647 shares with an historical cost basis of $14.2 million and $14.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of March 31, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.2 million at March 31, 2025 and 2024, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Stock-Based Compensation

Restricted Stock Award Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares to directors and employees of the Company and its subsidiaries and affiliates. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock was determined using a volume weighted average price over a 30-day period as of the grant date, which equaled $1,033.03 per share. The first awards were granted on February 3, 2025 and totaled 30,818 shares. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards were comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 49,182 at March 31, 2025. The unvested restricted shares have voting rights and dividend rights; however, the dividends are paid to the holder only if, when and to the extent such unvested restricted shares vest. Dividends on forfeited restricted stock are also forfeited.

The following table summarizes the change in the Company’s nonvested shares for the three months ended March 31, 2025.

	Number of Shares	Weighted Average Fair Value at Grant-Date
Restricted Stock Award
Nonvested shares oustanding, January 1, 2025	-	$-
Granted	30,818	1,033.03
Vested	-	-
Forfeited	-	-
Nonvested shares outstanding, March 31, 2025	30,818	$1,033.03

As of March 31, 2025, there was $30.35 million of total unrecognized compensation cost related to nonvested shares granted under the 2025 Plan. The cost is expected to be recognized over a weighted-average period of 2.42 years. No shares vested during the first three months of March 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10—Derivatives

Derivatives Not Designated as Hedging Instruments
As a customer accommodation, the Company may enter into interest rates swaps with its loan customers. The Company also enters into corresponding offsetting derivatives with third parties. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$9,097	$132	$-	$-
Total included in other assets		$132		$-

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$9,097	$142	$-	$-
Total included in other liabilities		$142		$-

	Location of Gain or	Three Months Ended March 31,
(Dollars in thousands)	(Loss) Recognized in Income on Derivatives	2025	2024
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$(10)	$-
Total		$(10)	$-

Note 11—Commitments and Contingencies

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

(Dollars in thousands)	March 31, 2025	December 31, 2024

Commitments to extend credit, including unsecured commitments of $20,601 and $20,535 as of March 31, 2025 and December 31, 2024, respectively	$1,108,393	$1,006,649
Standby letters of credit, including unsecured commitments of $4,367 and $4,490 as of March 31, 2025 and December 31, 2024, respectively	15,285	15,411

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $2.7 million at March 31, 2025 and December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11—Commitments and Contingencies—Continued
Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at March 31, 2025 had maturity dates ranging from 1 to 43 months with a final expiration in some cases up to October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At March 31, 2025 and December 31, 2024, the balance of the investments in LIHTC was $42.5 million and $43.8 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $17.3 million and $18.9 million at March 31, 2025 and December 31, 2024, respectively. These balances are reflected in the interest payables and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2040. Additionally, during the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recognized tax credits from its investments in LIHTC of $1.3 million and $4.4 million, respectively.

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

Note 12—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), and our actual results may differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

■	changes in general economic conditions, either nationally, in California, or in our local markets;
■	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
■	increases in competitive pressures among financial institutions and businesses offering similar products and services;
■	impacts of tariff policies by U.S. and foreign governments;
■
risks associated with negative events in the banking industry, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital or which could increase the cost of our deposit insurance by the FDIC;

■	higher defaults in our loan and lease portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our high concentration of real estate loans or agricultural loans;
■	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
■	technological changes;
■	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
■	regulatory or judicial proceedings; and
■
other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s 2024  Form 10-K.

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

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking-related subsidiaries, which the Company may establish or acquire. Over 108 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then, the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland, Napa, and Danville. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

The Company’s outstanding common stock as of March 31, 2025, consisted of 729,913 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of March 31, 2025. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The Company measures its performance by calculating the net interest margin, return on average assets, return on average equity and the efficiency ratio. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The return on average assets is calculated by dividing the Company’s net income by its total average assets and the return on average equity is calculated by dividing the Company’s net income by its shareholders’ equity. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policy relates to the allowance for credit losses on loans and leases held for investment. Further details are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

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

Tangible Common Equity Ratio and	March 31,	December 31,	March 31,
Tangible Book Value Per Common Share	2025	2024	2024
(Dollars in thousands, except per share data)
Shareholders' equity	$602,306	$573,072	$565,217
Less: Intangible assets	12,740	12,870	13,282
Tangible common equity	$589,566	$560,202	$551,935

Total assets	$5,680,024	$5,370,196	$5,714,573
Less: Intangible assets	12,740	12,870	13,282
Tangible assets	$5,667,284	$5,357,326	$5,701,291

Tangible common equity ratio(1)	10.40%	10.46%	9.68%
Book value per common share(2)	$825.18	$818.91	$760.96
Tangible book value per common share(3)	$807.72	$800.52	$743.08
Common shares outstanding	729,913	699,798	742,770

(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three-month periods ended March 31, 2025 and 2024 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2024, and 2023 can be found in  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands, except per share amounts)	2025	2024	2024
Earnings Summary:
Interest income	$67,138	$66,870	$66,641
Interest expense	13,997	14,681	14,928
Net interest income	53,141	52,189	51,713
Provision for credit losses	300	-	-
Non-interest income	5,021	4,578	5,075
Non-interest expense	25,509	26,434	25,521
Income before taxes	32,353	30,333	31,267
Income tax expense	9,344	8,487	8,544
Net Income	$23,009	$21,846	$22,723

Per Common Share Data:
Basic earnings per common share	$32.88	$29.89	$30.56
Diluted earnings per common share	$32.86	$29.89	$30.56
Book value per common share	$825.18	$818.91	$760.96
Tangible book value per common share(1)	$807.72	$800.52	$743.08

Performance Ratios:
Return on average assets	1.70%	1.62%	1.71%
Return on average equity	15.65%	15.30%	16.33%
Net interest margin (tax equivalent)	4.20%	4.09%	4.14%
Yield on average loans and leases (tax equivalent)	6.07%	5.98%	6.09%
Cost of average total deposits	1.17%	1.23%	1.27%
Efficiency ratio	43.86%	46.57%	44.94%
Loan-to-deposit ratio	72.23%	78.53%	74.73%
Percentage of checking deposits to total deposits	45.76%	51.08%	49.39%

Capital Ratios - Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.75%	13.04%	12.73%
Tier 1 capital to risk-weighted assets	13.97%	13.26%	12.95%
Risk-based capital to risk-weighted assets	15.23%	14.52%	14.21%
Tier 1 leverage capital ratio	11.32%	10.95%	10.83%
Tangible common equity ratio(1)	10.40%	10.46%	9.68%

(1) See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$241,277	$2,641	4.44%	$332,575	$4,530	5.48%
Investment securities:(1)
Taxable securities	1,212,632	9,464	3.17%	969,234	5,708	2.37%
Non-taxable securities(2)	66,528	785	4.72%	63,079	762	4.83%
Total investment securities	1,279,160	10,249	3.25%	1,032,313	6,470	2.52%
Loans:(3)
Real estate:
Commercial	1,346,456	17,806	5.36%	1,322,337	17,622	5.36%
Agricultural	739,339	10,985	6.03%	725,078	10,322	5.73%
Residential and home equity	398,410	4,831	4.92%	401,578	4,792	4.80%
Construction	184,867	3,022	6.63%	225,430	3,898	6.95%
Total real estate	2,669,072	36,644	5.57%	2,674,423	36,634	5.51%
Commercial & industrial	493,797	8,870	7.28%	499,071	9,261	7.46%
Agricultural	268,350	5,264	7.96%	313,653	6,479	8.31%
Commercial leases	174,314	3,172	7.38%	168,526	2,946	7.03%
Consumer and other	5,055	85	6.82%	5,619	88	6.30%
Total loans and leases	3,610,588	54,035	6.07%	3,661,292	55,408	6.09%
Non-marketable securities	15,549	368	9.60%	15,549	388	10.04%
Total interest earning assets	5,146,574	67,293	5.30%	5,041,729	66,796	5.33%
Allowance for credit losses	(75,821)			(75,448)
Non-interest earning assets	346,762			339,939
Total average assets	$5,417,515			$5,306,220

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$842,785	541	0.26%	$914,618	888	0.39%
Savings and money market accounts	1,679,076	7,333	1.77%	1,618,678	7,186	1.79%
Certificates of deposit greater than $250,000	386,650	3,518	3.69%	375,967	3,837	4.10%
Certificates of deposit equal to or less than $250,000	327,596	2,413	2.99%	340,778	2,734	3.23%
Total interest bearing deposits	3,236,107	13,805	1.73%	3,250,041	14,645	1.81%
Short-term borrowings	3	-	0.00%	5,497	62	4.54%
Subordinated debentures	10,310	192	7.55%	10,310	221	8.62%
Total interest bearing liabilities	3,246,420	13,997	1.75%	3,265,848	14,928	1.84%
Non-interest bearing deposits	1,493,663			1,403,384
Total funding	4,740,083	13,997	1.20%	4,669,232	14,928	1.29%
Other non-interest bearing liabilities	89,255			80,276
Shareholders' equity	588,177			556,712
Total average liabilities and shareholders' equity	$5,417,515			$5,306,220

Net interest income and margin(4)		$53,296	4.20%		$51,868	4.14%
Interest rate spread			3.55%			3.49%
Tax equivalent adjustment		(155)			(155)
Net interest income		$53,141	4.19%		$51,713	4.13%

(1)Excludes average unrealized losses of $23.6 million and $18.5 million for the three months ended March 31, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $1.7 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.44% and 5.48% for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily the result of the Federal Reserve decreasing rates by 100 basis points from September 2024 to December 2024. Average interest bearing deposits with banks was $241.3 million and $332.6 million for the three months ended March 31, 2025 and 2024, respectively. Interest income on interest bearing deposits with banks was $2.6 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively.

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

Average total investment securities were $1.3 billion and $1.0 billion for the three months ended March 31, 2025 and 2024, respectively. The average yield on total investment securities was 3.25% and 2.52% for the three months ended March 31, 2025 and 2024, respectively. The increase in the yield reflects the increase in yields on purchases in 2024 and during the three months ended March 31, 2025.

Average loans and leases held for investment were $3.61 billion and $3.66 billion for the three months ended March 31, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.07% and 6.09% for the three months ended March 31, 2025 and 2024, respectively. The slight decrease in the loan yield reflects the decrease in market interest rates over the last year.

Average interest bearing deposits were $3.24 billion and $3.25 billion for the three months ended March 31, 2025 and 2024, respectively. The average rate paid on interest bearing deposits was 1.73% and 1.81% for the three months ended March 31, 2025 and 2024, respectively. Total interest expense on interest bearing deposits was $13.8 million and $14.6 million for the three months ended March 31, 2025 and 2024, respectively, with the decrease driven by decreases in short-term market interest rates from September 2024 to December 2024. The average rate paid on total funding costs was 1.20% and 1.29% for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31, 2025 compared with 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(1,117)	$(772)	$(1,889)
Investment securities:
Taxable securities	1,606	2,150	3,756
Non-taxable securities	115	(92)	23
Total investment securities	1,721	2,058	3,779
Loans:
Real estate:
Commercial	178	6	184
Agricultural	181	482	663
Residential and home equity	(221)	260	39
Construction	(695)	(181)	(876)
Total real estate	(557)	567	10
Commercial & industrial	(120)	(271)	(391)
Agricultural	(939)	(276)	(1,215)
Commercial leases	92	134	226
Consumer and other	(34)	31	(3)
Total loans and leases	(1,558)	185	(1,373)
Non-marketable securities	-	(20)	(20)
Total interest income	(954)	1,451	497

Interest expense:
Interest bearing deposits:
Demand	(66)	(281)	(347)
Savings and money market accounts	503	(356)	147
Certificates of deposit greater than $250,000	614	(933)	(319)
Certificates of deposit equal to or less than $250,000	(110)	(211)	(321)
Total interest bearing deposits	941	(1,781)	(840)

Short-term borrowings	(62)	-	(62)
Subordinated debentures	-	(29)	(29)
Total interest expense	879	(1,810)	(931)
Net interest income	$(1,833)	$3,261	$1,428

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		$ Better /	$ Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$67,138	$66,641	$497	0.75%
Interest expense	13,997	14,928	931	6.24%
Net interest income	53,141	51,713	1,428	2.76%
Provision for credit losses	300	-	(300)	N/A
Net interest income after provision for credit losses	52,841	51,713	1,128	2.18%
Non-interest income	5,021	5,075	(54)	(1.06%)
Non-interest expense	25,509	25,521	12	0.05%
Income before income tax expense	32,353	31,267	1,086	3.47%
Income tax expense	9,344	8,544	(800)	(9.36%)
Net income	$23,009	$22,723	$286	1.26%

For the three months ended March 31, 2025 and 2024, net income was $23.0 million compared with $22.7 million, respectively. The increase in net income was primarily the result of higher net interest income of $1.4 million. This increase was offset by an increase in income tax expense of $0.8 million during the three months ended March 31, 2025, compared to the same period in the prior year, and a $0.3 million provision for credit losses during the first quarter of 2025 compared to no provision in 2024.

Net Interest Income and Net Interest Margin
For the three months ended March 31, 2025 and 2024, net interest income was $53.1 million compared with $51.7 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 6 basis points to 4.20% compared with 4.14% for the same period a year earlier. The increase in the net interest margin was primarily the result of the increase in investment income of $3.8 million and a decrease in deposit costs of $0.8 million due to the interest rate environment as the federal funds rate decreased 100 basis points from September through December of 2024. The investment securities yield during the first quarter of 2025 increased 73 basis points from 2.52% to 3.25% compared to the first quarter of 2024. The loan yield decreased 2 basis points from 6.09% to 6.07% compared to the first quarter of 2024. The deposit yield decreased 8 basis points from 1.81% to 1.73% and outpaced the decrease in loan yield over the same period a year earlier.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $0.3 million provision for credit losses during the first three months of 2025 compared to no provision during the first three months of 2024. Net charge-offs for the three months ended March 31, 2025 were $161,000 compared to net recoveries of $53,000 for the same period a year earlier.

Non-interest Income

	Three Months Ended
	March 31,		$ Better /	$ Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Non-interest income:
Card processing	$1,667	$1,629	$38	2.33%
Net gain on deferred compensation benefits	833	1,158	(325)	(28.07%)
Service charges on deposit accounts	772	748	24	3.21%
Increase in cash surrender value of BOLI	603	595	8	1.34%
Other	1,146	945	201	21.27%
Total non-interest income	$5,021	$5,075	$(54)	(1.06%)

Non-interest income decreased $54,000, or 1.1%, to $5.0 million for the three months ended March 31, 2025, compared with $5.1 million for the same period a year earlier. The year-over-year decrease in non-interest income was primarily due to a $0.3 million decrease in the net gain on deferred compensation benefits partially offset by a $0.2 million increase in other non-interest income.

The Company recorded net gains on deferred compensation plan investments of $0.8 million for the three months ended March 31, 2025, compared with net gains of $1.2 million for the same period a year earlier. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
	Three Months Ended
	March 31,		$ Better /	$ Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Non-interest expense:
Salaries and employee benefits	$17,144	$17,503	$359	2.05%
Data processing	1,638	1,455	(183)	(12.58%)
Occupancy	1,302	1,232	(70)	(5.68%)
Net gain on deferred compensation benefits	833	1,158	325	28.07%
Deposit insurance	748	712	(36)	(5.06%)
Professional services	922	541	(381)	(70.43%)
Marketing	467	480	13	2.71%
Other	2,455	2,440	(15)	(0.61%)
Total non-interest expense	$25,509	$25,521	$12	0.05%

Non-interest expense decreased $12,000, or 0.05%, to $25.5 million for the three months ended March 31, 2025, compared with $25.5 million for the same period a year ago. This year-over-year decrease was primarily comprised of a $0.4 million decrease in salaries and employee benefits and a $0.3 million decrease in the net gain on deferred compensation plan investments. These decreases were partially offset by a $0.4 million increase in professional services and a $0.2 million increase in data processing expenses.

Net gains on deferred compensation plan obligations were $0.8 million for the three months ended March 31, 2025, compared with net gains on deferred compensation plan investments of $1.2 million for the same period a year ago. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three months ended March 31, 2025, income tax expense was $9.3 million compared to $8.5 million for the same period a year earlier. For the three months ended March 31, 2025, the Company’s effective tax rate was 28.88% compared to 27.33% for the same period a year earlier. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low income housing tax credit investments (“LIHTC”); and tax-exempt interest income on municipal securities and loans.

Balance Sheet Analysis

Total assets were $5.7 billion at March 31, 2025, compared with $5.4 billion at December 31, 2024, an increase of $309.8 million, or 5.77%. Total cash and cash equivalents increased $394.7 million from $212.6 million as of December 31, 2024 to $607.3 million as of March 31, 2025. Gross loans and leases held for investment were $3.6 billion at March 31, 2025, compared with $3.7 billion at December 31, 2024, a decrease of $94.2 million, or 2.56%. Total deposits were $5.0 billion at March 31, 2025, compared with $4.70 billion at December 31, 2024, an increase of $278.8 million, or 5.93%. Our loan to deposit ratio was 72.23% and 78.53% as of March 31, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $515.8 million at March 31, 2025 and $141.5 million at December 31, 2024. The increase was primarily due to steps taken to manage on-balance sheet liquidity which included $250.0 million in brokered deposits purchased in late March 2025 with a maturity in June 2025. The Company’s total cash and cash equivalents as of March 31, 2025 represented 10.7% of the Company’s total assets as compared to 4.0% of total assets as of December 31, 2024.

Investment Securities

The Company’s net investment portfolio increased by $21.3 million, or 1.73%, to $1.3 billion at March 31, 2025, compared to $1.2 billion at December 31, 2024. During the first quarter of 2025, the Company purchased $33.2 million of investment securities with an average yield of 5.83%. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of March 31, 2025 represents 22.10% of the Company’s total assets as compared to 22.98% of total assets at December 31, 2024.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities
U.S. Government-sponsored securities	$2,497	$2,644
Mortgage-backed securities(1)	470,894	439,858
Commercial mortgage-backed securities(1)	1,243	1,212
Collateralized mortgage obligations(1)	5,562	5,497
Corporate securities	14,927	14,856
Other	310	347
Total available-for-sale securities	$495,433	$464,414

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Held-to-maturity securities
Mortgage-backed securities(1)	$617,929	$626,427
Collateralized mortgage obligations(1)	66,965	68,377
Municipal securities	74,877	74,639
Total held-to-maturity securities	$759,771	$769,443
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$759,321	$768,993

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of March 31, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$31	5.14%	$306	6.02%	$2,160	5.38%	$2,497	5.46%
Mortgage-backed securities(1)	83	2.65%	2,541	2.55%	2,174	4.55%	466,096	4.78%	470,894	4.76%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,243	5.85%	1,243	5.85%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,562	5.86%	5,562	5.86%
Corporate securities	-	0.00%	14,927	5.21%	-	0.00%	-	0.00%	14,927	5.21%
Other	310	3.58%	-	0.00%	-	0.00%	-	0.00%	310	3.58%
Total securities available-for-sale	$393	3.38%	$17,499	4.81%	$2,480	4.70%	$475,061	4.80%	$495,433	4.79%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of March 31, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$3,103	0.83%	$7,327	1.65%	$607,499	1.89%	$617,929	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	66,965	1.75%	66,965	1.75%
Municipal securities	1,538	2.07%	20,905	1.13%	11,650	2.00%	40,784	1.43%	74,877	2.01%
Total securities held-to-maturity	$1,538	2.07%	$24,008	2.83%	$18,977	1.86%	$715,248	1.85%	$759,771	1.88%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$2	3.00%	$33	5.64%	$279	6.15%	$2,330	5.89%	$2,644	5.92%
Mortgage-backed securities(1)	74	2.83%	3,074	2.57%	1,949	3.92%	434,761	4.70%	439,858	4.70%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,212	6.01%	1,212	6.01%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,497	6.01%	5,497	6.01%
Corporate securities	-	0.00%	14,856	5.63%	-	0.00%	-	0.00%	14,856	5.63%
Other	347	3.72%	-	0.00%	-	0.00%	-	0.00%	347	3.72%
Total securities available-for-sale	$423	3.56%	$17,963	5.10%	$2,228	4.20%	$443,800	4.72%	$464,414	4.75%

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

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. For detailed descriptions of the various loan types offered by the Company see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

The Company's loan and lease portfolio at March 31, 2025 totaled $3.6 billion, a decrease of $94.2 million, or 2.56%, from December 31, 2024, due to lower loan production.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,355,261	37.69%	$1,360,841	36.88%
Agricultural	737,314	20.51%	751,026	20.35%
Residential and home equity	396,044	11.02%	404,399	10.96%
Construction	185,348	5.15%	194,903	5.28%
Total real estate	2,673,967	74.37%	2,711,169	73.47%
Commercial & industrial	482,196	13.41%	504,403	13.67%
Agricultural	258,704	7.19%	289,847	7.85%
Commercial leases	175,384	4.88%	179,718	4.87%
Consumer and other	5,260	0.15%	5,084	0.14%
Total gross loans and leases	$3,595,511	100.0%	$3,690,221	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at March 31, 2025.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$90,248	$477,521	$753,772	$33,720	$1,355,261
Agricultural	50,431	182,872	471,528	32,483	737,314
Residential and home equity	36	4,315	114,738	276,955	396,044
Construction	169,109	16,239	-	-	185,348
Total real estate	309,824	680,947	1,340,038	343,158	2,673,967
Commercial & industrial	193,694	190,433	95,783	2,286	482,196
Agricultural	168,373	78,015	12,316	-	258,704
Commercial leases	3,460	68,518	103,406	-	175,384
Consumer and other	779	3,961	61	459	5,260
Total gross loans and leases	$676,130	$1,021,874	$1,551,604	$345,903	$3,595,511
Rate structure for loans and leases
Fixed rate	$221,305	$700,741	$971,101	$195,012	$2,088,159
Adjustable rate	454,825	321,133	580,503	150,891	1,507,352
Total gross loans and leases	$676,130	$1,021,874	$1,551,604	$345,903	$3,595,511

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$-	$170
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	170
Commercial & industrial	193	759
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	193	929
Other real estate owned ("OREO")	873	873
Total non-performing assets	$1,066	$1,802

Selected ratios:
Non-performing loans to total loans and leases	0.01%	0.03%
Non-performing assets to total assets	0.02%	0.03%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $193,000 in non-accrual loans at March 31, 2025 and $929,000 in non-accrual loans at December 31, 2024.

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

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at March 31, 2025, and at December 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulties – In the normal course of business, the Company may execute loan modifications to borrowers experiencing financial difficulties.  Some of these modifications include: term extension, principal forgiveness, rate reduction, other-than-insignificant payment delay, or any combination of those.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified within the past 12 months and the effects that those modifications had on the modified loans and leases.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectable; therefore, the portion of the loan forgiven is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

The Company modified five loans, with one borrower, in the aggregate amount of $2.7 million, during the first three months of March 31, 2025. These loans were current as of March 31, 2025.

The Company modified six loans, with two borrowers, in the aggregate amount of $13.2 million, during the year ended December 31, 2024. These loans were current as of December 31, 2024.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not individually evaluated. The Company uses the Weighted Average Remaining Maturity (“WARM”) methodology to calculate the ACL, as this method is deemed the most appropriate given the Company’s size and complexity. See Note 1 “Summary of Significant Accounting Policies - Allowance for Credit Losses – Loans and Leases” in our 2024 Form 10-K.

The allowance for credit losses is the combination of the allowance for credit losses on loan and lease losses and the allowance for credit losses on unfunded loan commitments. The ACL for unfunded loan commitments is included within “Interest payable and other liabilities” on the consolidated balance sheets.

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Balance at beginning of year	$77,973	$74,965
Provision for credit losses:
Allowance for credit losses- loans and leases	300	-
Allowance for credit losses- unfunded loan commitments	-	-
Total provision for credit losses	300	-
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	(232)	-
Agricultural	(34)	-
Commercial leases	-	-
Consumer and other	(7)	(10)
Total charge-offs	(273)	(10)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	3	8
Construction	-	-
Total real estate	3	8
Commercial & industrial	106	18
Agricultural	-	-
Commercial leases	-	-
Consumer and other	4	37
Total recoveries	113	63
Net (charge-offs) / recoveries	(160)	53
Balance at end of period	$78,113	$75,018

Allowance for credit losses - loans and leases	75,423	75,018
Allowance for credit losses - unfunded loan commitments	2,690	3,690
Total allowance for credit losses	$77,973	$78,708

Selected financial information:
Net loans and leases held for investment	$3,584,174	$3,696,295
Average loans and leases	3,610,588	3,661,292
Non-performing loans and leases	193	3,550
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net (charge-offs) / recoveries to average loans and leases	(0.004%)	0.001%
Provision for credit losses to average loans and leases	0.01%	0.00%
Allowance for loan and lease losses to loans and leases held for investment	2.10%	2.02%

(1) Not meaningful

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$20,313	37.69%	1.50%	$20,382	36.88%	1.50%
Agricultural	24,077	20.51%	3.27%	23,615	20.35%	3.14%
Residential and home equity	7,479	11.02%	1.89%	7,340	10.96%	1.82%
Construction	2,648	5.15%	1.43%	3,055	5.28%	1.57%
Total real estate	54,517	74.37%	2.04%	54,392	73.47%	2.01%
Commercial & industrial	7,843	13.41%	1.63%	7,791	13.67%	1.54%
Agricultural	6,417	7.19%	2.48%	6,725	7.85%	2.32%
Commercial leases	6,429	4.88%	3.67%	6,153	4.87%	3.42%
Consumer and other	217	0.15%	4.13%	222	0.14%	4.37%
Total allowance for credit losses	$75,423	100.00%	2.10%	$75,283	100.00%	2.04%

Deposits

Total deposits were $5.0 billion and $4.7 billion as of March 31, 2025 and December 31, 2024, respectively, an increase of $278.8 million or 5.93%. The increase in deposits was primarily due to $250.0 million in brokered deposits which were purchased in late March 2025 for purposes of balance sheet management and mature in June 2025. Excluding brokered deposits, total deposits increased by $28.8 million, or 0.61%, compared to December 31, 2024 due to an increase in savings and money market accounts.

Non-interest bearing demand deposits were $1.51 billion as of March 31, 2025 and $1.52 billion at December 31, 2024. Non-interest bearing deposits were 30.37% of total deposits as of March 31, 2025 and 32.31% of total deposits as of December 31, 2024. Interest bearing deposits were $3.5 billion and $3.2 billion at March 31, 2025 and December 31, 2024, respectively. Interest bearing deposits are comprised of interest bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest bearing deposits are comprised of interest bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest bearing transaction accounts decreased $116.2 million, or 13.18%, to $765.9 million at March 31, 2025, compared with $882.1 million at December 31, 2024. Savings and money market accounts increased $406.9 million, or 25.7%, to $2.0 billion at March 31, 2025, compared with $1.6 billion at December 31, 2024 due in part to the $250.0 million in brokered deposits. Certificates of deposit accounts decreased $5.6 million, or 0.79%, to $709.9 million at March 31, 2025, compared with $715.5 million at December 31, 2024.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$842,785	$541	0.26%	$914,618	$888	0.39%
Savings and money market	1,679,076	7,333	1.77%	1,618,678	7,186	1.79%
Certificates of deposit greater than $250,000	386,650	3,518	3.69%	375,967	3,837	4.10%
Certificates of deposit equal to or less than $250,000	327,596	2,413	2.99%	340,778	2,734	3.23%
Total interest bearing deposits	3,236,107	13,805	1.73%	3,250,041	14,645	1.81%
Non-interest bearing deposits	1,493,663			1,403,384
Total deposits	$4,729,770	$13,805	1.18%	$4,653,425	$14,645	1.27%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2024 after the Federal Reserve cut interest rates by 100 basis points between September and December. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.17% for the three months ended March 31, 2025, compared with 1.27% for the same period a year ago and 1.23% for the three months ended December 31, 2024.

The following table shows deposits with a balance greater than $250,000 at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Non-maturity deposits greater than $250,000	$2,490,677	$2,486,450
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	172,851	153,662
3 months to 6 months	137,260	146,341
6 months to 12 months	72,029	81,643
More than 12 months	3,844	3,427
Total certificates of deposit greater than $250,000	$385,984	$385,073
Total deposits greater than $250,000	$2,876,661	$2,871,523

Refer to the Year-To-Date Average Balance and Yield Schedule located in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of March 31, 2025 and December 31, 2024, the Bank had $3.0 million of such deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.3 billion at March 31, 2025 and December 31, 2024, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at March 31, 2025 or December 31, 2024. There were no Federal Funds purchased or advances from the FRB at March 31, 2025 or December 31, 2024.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance-sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in our 2024 Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities continue to qualify as regulatory capital.

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is June 17, 2025), and the rate was 7.41% as of March 31, 2025 and 7.46% at December 31, 2024. The average rate paid for these securities was 7.55% for the first three months of 2025 and 8.62% for the first three months of 2024. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures, from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $602.3 million at March 31, 2025, an increase of $29.2 million, or 5.1%, from $573.1 million at December 31, 2024 due primarily to net income of $23.0 million during the first quarter of 2025.

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

As of March 31, 2025, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of March 31, 2025 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of March 31, 2025 and December 31, 2024.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	March 31, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$604,003	13.75%	$197,740	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	614,003	13.97%	263,654	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	669,223	15.23%	351,538	8.00%	N/A	N/A
Tier 1 leverage capital ratio	614,003	11.32%	217,057	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$615,577	14.01%	$197,736	4.50%	$285,618	6.50%
Tier 1 capital to risk-weighted assets	615,577	14.01%	263,647	6.00%	351,530	8.00%
Risk-based capital to risk-weighted assets	670,795	15.27%	351,530	8.00%	439,412	10.00%
Tier 1 leverage capital ratio	615,577	11.35%	217,010	4.00%	271,263	5.00%

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$579,602	13.04%	$200,046	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	589,602	13.26%	266,728	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	645,453	14.52%	355,637	8.00%	N/A	N/A
Tier 1 leverage capital ratio	589,602	10.95%	215,379	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$591,072	13.30%	$200,038	4.50%	$288,944	6.50%
Tier 1 capital to risk-weighted assets	591,072	13.30%	266,718	6.00%	355,624	8.00%
Risk-based capital to risk-weighted assets	646,920	14.55%	355,624	8.00%	444,530	10.00%
Tier 1 leverage capital ratio	591,072	10.99%	215,213	4.00%	269,016	5.00%

On September 10, 2024, the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. The Repurchase Plan extends through December 31, 2026.

Repurchases by the Company under the Repurchase Plan may be made from time to time at market prices through open market purchases, trading plans established in accordance with SEC rules, or privately negotiated transactions. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA imposes an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions.

During the first three months of 2025, the Company repurchased 703 shares under the Repurchase Plan, for a total of $711,000, inclusive of the excise tax. As of March 31, 2025, there remains $19.2 million authorized for repurchases under the Repurchase Plan.

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

The following table sets forth our off-balance-sheet lending commitments as of March 31, 2025:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,108,393	$462,090	$449,213	$35,036	$162,054
Standby letters of credit	15,285	11,441	2,344	500	1,000
Total off-balance sheet commitments	$1,123,678	$473,531	$451,557	$35,536	$163,054

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which amounted to $2.7 million at March 31, 2025 and December 31, 2024.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at March 31, 2025 had maturity dates ranging from 1 to 43 months with final expiration in some cases up to October 2028. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $607.3 million, or 10.7% of total assets, as of March 31, 2025. The majority of cash is on deposit with the FRB and amounted to $515.8 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our held-to-maturity portfolio which can be pledged for borrowing purposes, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at March 31, 2025:

	March 31, 2025
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank BIC	$1,147,128	$-	$1,147,128	$1,430,356
Federal Home Loan Bank	804,123	-	804,123	1,035,676
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,084,251	$-	$2,084,251	$2,466,032

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2025, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of March 31, 2025, we had internal sources of liquidity comprised of $607.3 million in cash and $485.6 million unencumbered investment securities, which represented in the aggregate 19.0% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.2 billion. Our pledged collateral on short-term borrowing lines is comprised of $2.4 billion in loans and $1.5 million in investment securities held at market value. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first three months of 2025 was $39.6 million, driven by net income of $23.0 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash provided by investing activities was $77.0 million during the first three months of 2025, driven by a net decrease in loans and leases of $94.1 million and activity in our investment portfolio, including purchases of $33.2 million in available-for-sale securities offset by proceeds from the sale, maturities, calls, and pay downs of investment securities of $20.8 million. As of March 31, 2025, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $15.3 million. At March 31, 2025 we believe that we had sufficient sources of funds available to meet current loan commitments.

Net cash provided by financing activities totaled $278.1 million in the first three months of 2025, driven by an increase in deposits of $278.8 million offset slightly by the repurchase of $0.7 million in common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at March 31, 2025 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2024 Form 10-K.

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

Since our earnings are primarily dependent on our ability to generate net interest income, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our net interest income. Our Asset Liability Management Committee, which is comprised of members of the Board of Directors and Executive Officers, manages market risk. ALCO monitors interest rate risk by analyzing the potential impact on net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. ALCO manages our balance sheet in part to maintain the potential impact of changes in interest rates on net interest income within acceptable ranges despite changes in interest rates. ALCO and management utilize a third party to assist with asset liability management including the use of simulation models.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from the changes in interest rates on interest earning assets and interest bearing liabilities is modeled using various assumptions of assets and liabilities. EVE measures the period-end present value of assets minus the present value of liabilities. Management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios.

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by ALCO. Our simulation model highlights the fact that our balance sheet is asset sensitive, which means that our net interest income rises in a rising interest rate environment as rates earned on our interest bearing assets reprice higher and at a faster pace than rates paid on our interest bearing liabilities.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of March 31, 2025, our loan and lease portfolio was comprised of 58.08% fixed rate and 41.92% variable rate loans. The vast majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at March 31, 2025, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
March 31, 2025
+300 bps	0.4%	(9.3%)
+200 bps	(0.1%)	(6.5%)
+100 bps	(0.1%)	(2.5%)
0 bps	-	-
-100 bps	(0.1%)	0.3%
-200 bps	(1.1%)	(2.2%)
-300 bps	(2.5%)	(7.0%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the “Risk Factors” section of our 2024 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this Report, should be reviewed carefully for important information regarding risks that affect us.

Changes in or uncertainty around U.S. and foreign government policies, including the imposition of or further increases in tariffs and changes to existing trade agreements, could have a material adverse effect on the Bank’s customers, which, in turn, could adversely affect our business, financial condition and results of operations. In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s announced tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be affected, but to what extent remains uncertain.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. While the Administration has announced a delay in the implementation of those increased tariffs for most countries, the 10% baseline tariff that applies to nearly all imports from all countries remains in effect, and it remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. The extent and duration of any tariffs, and the resulting impact on global, national and state economic conditions generally, and on our customers’ businesses in particular, are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. Impacts to the general economic conditions, such as a heighted risk of a recession caused by lower GDP, higher unemployment and/or changes in the interest rate environment, could adversely impact our business. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows.  If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in our local markets, our business, financial condition and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)

January 1, 2025 to January 31, 2025	-	$-	-	$19,909
February 1, 2025 to February 28, 2025	-	-	-	19,909
March 1, 2025 to March 31, 2025	703	1,001.00	703	19,205
Total 1st Quarter 2025	703	$1,001.00	703	$19,205

(1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the three months ended March 31, 2025, excise tax expense totaled $7,000.

On September 10, 2024 the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. The Repurchase Plan extends through December 31, 2026.

Repurchases by the Company under the Repurchase Plan may be made from time to time at market prices through open market purchases, trading plans established in accordance with SEC rules, or privately negotiated transactions. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. Among other things, the IRA imposes an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions.

During the first three months of 2025, the Company repurchased 703 shares under the Repurchase Plan, for a total of $711,000, inclusive of the excise tax. As of March 31, 2025, there remains $19.2 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: May 12, 2025	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)