Form 10-Q
period 2025-06-30
FARMERS & MERCHANTS BANCORP
filed 2025-08-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
Yes ☐  No ☒

As of July 31, 2025, the registrant had 722,351 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$112,753	$71,058
Interest bearing deposits with banks	178,999	141,505
Total cash and cash equivalents	291,752	212,563
Securities available-for-sale, amortized cost $590,594 and $490,992, respectively	572,951	464,414
Securities held-to-maturity, fair value $606,703 and $610,953, respectively	748,861	769,443
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,321,362	1,233,407
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,623,636	3,678,388
Allowance for credit losses - loans and leases	(76,169)	(75,283)
Loans and leases held for investment, net	3,547,467	3,603,105
Bank-owned life insurance	75,315	74,085
Premises and equipment, net	53,068	51,367
Deferred income tax assets and income taxes receivable	33,054	36,729
Accrued interest receivable	28,062	30,152
Goodwill	11,183	11,183
Other intangibles	1,426	1,687
Other real estate owned	1,199	873
Other assets	99,336	99,496
Total Assets	$5,478,773	$5,370,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,546,590	$1,518,267
Interest bearing:
Demand	797,097	882,123
Savings and money market	1,713,076	1,583,202
Certificates of deposit	703,601	715,547
Total interest bearing	3,213,774	3,180,872
Total deposits	4,760,364	4,699,139
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	89,567	87,675
Total Liabilities	4,860,241	4,797,124

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 727,722 and 699,798 issued and 725,367 and 699,798 outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	5,192	-
Retained earnings	628,793	592,431
Accumulated other comprehensive loss, net of taxes	(13,082)	(19,366)
Treasury stock, at cost; 2,355 shares at June 30, 2025 and 0 shares at December 31, 2024	(2,378)	-
TOTAL SHAREHOLDERS’ EQUITY	618,532	573,072
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,478,773	$5,370,196

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$54,839	$56,190	$108,874	$111,598
Interest and dividends on investment securities	11,036	7,424	21,498	14,127
Interest on deposits with others	4,186	6,217	6,827	10,747
Total interest income	70,061	69,831	137,199	136,472

Interest expense
Deposits	15,999	17,906	29,804	32,551
Borrowed funds	-	924	-	986
Subordinated debentures	194	220	386	441
Total interest expense	16,193	19,050	30,190	33,978
Net interest income	53,868	50,781	107,009	102,494
Provision for credit losses	1,400	-	1,700	-
Net interest income after provision for credit losses	52,468	50,781	105,309	102,494
Non-interest income
Card processing	1,789	1,764	3,456	3,393
Service charges on deposit accounts	744	749	1,516	1,497
Increase in cash surrender value of BOLI	627	602	1,230	1,197
Net gain on deferred compensation benefits	764	414	1,597	1,572
Other	1,595	1,238	2,741	2,183
Total non-interest income	5,519	4,767	10,540	9,842
Non-interest expense
Salaries and employee benefits	18,432	17,999	35,576	35,502
Data processing	1,784	1,535	3,422	2,990
Occupancy	1,293	1,243	2,595	2,475
Deposit insurance	750	702	1,498	1,414
Professional services	694	621	1,616	1,162
Marketing	452	562	919	1,042
Net gain on deferred compensation benefits	764	414	1,597	1,572
Other	2,482	2,346	4,937	4,786
Total non-interest expense	26,651	25,422	52,160	50,943
INCOME BEFORE INCOME TAXES	31,336	30,126	63,689	61,393
Income tax expense	8,281	8,359	17,625	16,903
NET INCOME	$23,055	$21,767	$46,064	$44,490

Earnings per common share:
Basic	$33.06	$29.39	$65.94	$59.95
Diluted	$32.94	$29.39	$65.80	$59.95

Weighted average number of common shares
Basic	697,332	740,752	698,527	742,150
Diluted	699,852	740,752	700,102	742,150

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$23,055	$21,767	$46,064	$44,490
Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities	1,976	(1,095)	8,935	(3,695)
Amortization of unrecognized loss on securities transferred to held-to-maturity	(3)	(22)	(14)	(49)
Net unrealized gains/(losses) on securities	1,973	(1,117)	8,921	(3,744)
Income tax (expense)/benefit	(583)	330	(2,637)	1,107
Other comprehensive income/(loss), net of tax	1,390	(787)	6,284	(2,637)
Total comprehensive income	$24,445	$20,980	$52,348	$41,853

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and six months ended June 30, 2025 and 2024

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of March 31, 2025	729,913	$7	$2,042	$614,729	$(14,472)	-	$-	$602,306
Net income	-	-	-	23,055	-	-	-	23,055
Other comprehensive income, net of tax	-	-	-	-	1,390	-	-	1,390
Issuance of restricted stock awards	-	-	-	-	-	-	-	-
Stock based compensation expense	-	-	3,150	-	-	-	-	3,150
Cash dividends declared ($9.30 per share)	-	-	-	(6,768)	-	-	-	(6,768)
Repurchase of common stock	(2,191)	-	-	(2,223)	-	-	-	(2,223)
Purchase of treasury stock	-	-	-	-	-	(2,355)	(2,378)	(2,378)
Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532

Balance as of March 31, 2024	742,770	$7	$31,401	$548,123	$(14,314)	-	$-	$565,217
Net income	-	-	-	21,767	-	-	-	21,767
Other comprehensive loss, net of tax	-	-	-	-	(787)	-	-	(787)
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	-	-	(6,507)
Repurchase of common stock	(3,462)	-	(3,470)	-	-	-	-	(3,470)
Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	-	$-	$576,220

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	46,064	-	-	-	46,064
Other comprehensive loss, net of tax	-	-	-	-	6,284	-	-	6,284
Issuance of restricted stock awards	30,818	-	-	-	-	-	-	-
Stock based compensation expense	-	-	5,192	-	-	-	-	5,192
Cash dividends declared ($9.30 per share)	-	-	-	(6,768)	-	-	-	(6,768)
Repurchase of common stock	(2,894)	-	-	(2,934)	-	-	-	(2,934)
Purchase of treasury stock	-	-	-	-	-	(2,355)	(2,378)	(2,378)
Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532

Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	-	$-	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	-	-	40
Net income	-	-	-	44,490	-	-	-	44,490
Other comprehensive loss, net of tax	-	-	-	-	(2,637)	-	-	(2,637)
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	-	-	(6,507)
Repurchase of common stock	(8,663)	-	(8,921)	-	-	-	-	(8,921)
Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	-	$-	$576,220

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$46,064	$44,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,700	-
Depreciation and amortization	1,530	1,443
Net accretion of securities premiums and discounts	(560)	(780)
Stock based compensation expense	5,192	-
(Increase)/decrease in cash surrender value of BOLI	(1,230)	1,276
Decrease in deferred income taxes, net	1,125	7,854
Net changes in:
Other assets	2,943	(6,714)
Other liabilities	4,246	7,526
Net cash provided by operating activities	61,010	55,095
Cash flows from investing activities:
Net decrease (increase) in loans and leases held for investment	54,064	(27,594)
Purchase of available-for-sale securities	(123,285)	(83,361)
Purchase of held-to-maturity securities	(6,351)	(2,028)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	24,099	11,667
Proceeds from maturities, calls and pay downs of held-to-maturity securities	26,867	25,054
Purchase of premises and equipment	(3,266)	(844)
Purchase of other investments	(3,441)	(11,227)
Redemption of other investments	-	5,000
Proceeds from sale of assets	60	-
Net cash used in investing activities	(31,253)	(83,333)
Cash flows from financing activities:
Net increase/(decrease) in deposits	61,225	(71,040)
Cash dividends paid	(6,481)	(6,507)
Net cash used in share repurchase program	(2,934)	(8,921)
Purchase of treasury stock	(2,378)	-
Net cash provided by (used in) financing activities	49,432	(86,468)
Net change in cash and cash equivalents	79,189	(114,706)
Cash and cash equivalents, beginning of period	212,563	410,642
Cash and cash equivalents, end of period	$291,752	$295,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,930	$34,423
Income taxes paid	$10,002	$7,349

Supplemental disclosures of non-cash transactions:

Accrued cash dividend on restricted stock	$(287)	$-
Net change in unrealized (losses)/gains on securities available-for-sale	$(8,935)	$3,695

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are significant to an understanding of Bank’s financial statements. These policies relate to: (i) the determination of the provision and allowance for credit losses; (ii) the valuation of financial assets and liabilities recorded at fair value; (iii) the valuation of intangibles, such as goodwill and core deposit intangibles (“CDI”); (iv) the valuation of other real estate owned (“OREO”); and (v) the valuation or recognition of deferred tax assets and liabilities. These policies and judgments, estimates and assumptions are described in greater detail in subsequent notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025 (“2024 Form 10-K”) and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2024 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K.  As of June 30, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.

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

In March 2025, the FASB issued ASU No. 2025-02, “Liabilities (Topic 405)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (“ASU 2025-02”), which communicates changes to the FASB codification, including changes to non-authoritative SEC content. The update affects SEC registrants, makes amendments to the GAAP taxonomy and is effective upon issuance. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of June 30, 2025
U.S. Government-sponsored securities	$2,291	$5	$11	$2,285
Mortgage-backed securities(1)	564,312	3,564	21,175	546,701
Commercial mortgage-backed obligations(1)	1,230	8	-	1,238
Collateralized mortgage obligations(1)	7,622	-	144	7,478
Corporate securities	14,829	126	16	14,939
Other	310	-	-	310
Total available-for-sale securities	$590,594	$3,703	$21,346	$572,951

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

The book values, estimated fair values and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

	Amortized	Gross Unrecognized			Allowance for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of June 30, 2025
Mortgage-backed securities(1)	$608,903	$17	$130,114	$478,806	$-
Collateralized mortgage obligations(1)	65,146	-	11,609	53,537	-
Municipal securities	74,812	928	1,380	74,360	450
Total held-to-maturity securities	$748,861	$945	$143,103	$606,703	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:
	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$84	$-	$739	$11	$823	$11
Mortgage-backed securities(1)	233,824	1,723	65,200	19,452	299,024	21,175
Commerical mortgage-backed securities(1)	-	-	-	-	-	-
Collateralized mortgage obligations(1)	7,067	136	411	8	7,478	144
Corporate securities	4,994	16	-	-	4,994	16
Total available-for-sale securities	$245,969	$1,875	$66,350	$19,471	$312,319	$21,346

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2—Investment Securities—Continued

As of June 30, 2025, the Company held 189 available-for-sale securities of which 32 securities were in an unrealized loss position for less than twelve months and 107 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	June 30, 2025
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending balance	$450	$-	$-	$450

	December 31, 2024
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending balance	$450	$-	$-	$450

The amortized cost and estimated fair values of investment securities at June 30, 2025 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$360	$359	$1,236	$1,218
After one year through five years	16,976	17,053	24,230	23,831
After five years through ten years	2,960	2,934	17,763	16,662
After ten years	570,298	552,605	705,632	564,992
Total	$590,594	$572,951	$748,861	$606,703

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2—Investment Securities—Continued

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of June 30, 2025, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
June 30, 2025

Municipal securities	$19,044	$931	$54,837	$74,812
Total	$19,044	$931	$54,837	$74,812

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2024

Municipal securities	$19,022	$403	$55,214	$74,639
Total	$19,022	$403	$55,214	$74,639

Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Six months ended June 30, 2025	$460	$-	$-
Six months ended June 30, 2024	$575	$-	$-

Pledged Securities

At June 30, 2025, investment securities carried at $700.1 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $712.5 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Loans and leases held for investment, net
Real estate:
Commercial	$1,410,836	$1,360,841
Agricultural	720,079	751,026
Residential and home equity	401,848	404,399
Construction	173,827	194,903
Total real estate	2,706,590	2,711,169
Commercial & industrial	491,547	504,403
Agricultural	261,450	289,847
Commercial leases	171,212	179,718
Consumer and other	5,032	5,084
Total gross loans and leases	3,635,831	3,690,221
Unearned income	(12,195)	(11,833)
Total net loans and leases	3,623,636	3,678,388
Allowance for credit losses	(76,169)	(75,283)
Total loans and leases held for investment, net	$3,547,467	$3,603,105

At June 30, 2025, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.3 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $811.8 million from FHLB and $1.1 billion from the FRB at June 30, 2025.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	June 30, 2025
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$956	$-	$-	$956	$1,402,163	$1,403,119	$-
Agricultural	177	-	-	177	719,902	720,079	-
Residential and home equity	-	-	-	-	401,848	401,848	-
Construction	-	-	-	-	173,827	173,827	-
Total real estate	1,133	-	-	1,133	2,697,740	2,698,873	-
Commercial & industrial	21	-	-	21	491,526	491,547	-
Agricultural	-	-	-	-	261,450	261,450	-
Commercial leases	-	-	-	-	166,734	166,734	-
Consumer and other	9	-	-	9	5,023	5,032	-
Total loans and leases, net	$1,163	$-	$-	$1,163	$3,622,473	$3,623,636	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$-	$-	0.000%
Agricultural	-	983	-	1,656	-	2,639	0.366%
Residential and home equity	-	34	-	-	-	34	0.008%
Construction	-	-	-	-	-	-	0.000%
Total real estate	-	1,017	-	1,656	-	2,673	0.099%
Commercial & industrial	-	-	-	-	-	-	0.000%
Agricultural	-	43	-	-	-	43	0.016%
Commercial leases	-	-	-	-	-	-	0.000%
Consumer and other	-	-	-	-	-	-	0.000%
Total	$-	$1,060	$-	$1,656	$-	$2,716	0.075%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at June 30, 2025.

During the six months ended June 30, 2025, the Company modified four agricultural real estate loans and one agricultural production loan, all related to the same agricultural borrower. Two of the loans had the contractual term extended by six months and three loans had principal and interest deferrals of six months. The Company also modified one home equity loan with a 10-year maturity extension and re-amortization.

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

There was one loan modified within the last 12 months for $176,000 that had a payment default and was 86 days past due during the six months ended June 30, 2025.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3—Loans and Leases—Continued

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	June 30, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$99,839	$40,034	$116,142	$161,515	$198,546	$400,192	$248,641	$127,119	$1,392,028
Special mention	-	-	-	-	7,263	-	2,872	-	10,135
Substandard	-	-	-	956	-	-	-	-	956
Total Commercial	$99,839	$40,034	$116,142	$162,471	$205,809	$400,192	$251,513	$127,119	$1,403,119
Commercial
Current-period gross charge-offs	$-	$-	$-	$175	$-	$-	$-	$-	$175

Agricultural
Pass	$24,231	$24,286	$36,158	$63,301	$37,313	$193,597	$280,117	$49,532	$708,535
Special mention	-	-	-	2,760	-	3,100	5,684	-	11,544
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$24,231	$24,286	$36,158	$66,061	$37,313	$196,697	$285,801	$49,532	$720,079
Agricultural
Current-period gross charge-offs	$-	$-	$180	$-	$-	$-	$-	$-	$180

Residential and home equity
Pass	$16,018	$31,201	$34,473	$52,692	$79,272	$138,049	$49,400	$443	$401,548
Special mention	-	-	-	-	-	64	-	-	64
Substandard	-	-	-	34	-	-	202	-	236
Total Residential and home equity	$16,018	$31,201	$34,473	$52,726	$79,272	$138,113	$49,602	$443	$401,848
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$2,700	$-	$900	$-	$1,375	$153,127	$15,725	$173,827
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$2,700	$-	$900	$-	$1,375	$153,127	$15,725	$173,827
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$140,088	$98,221	$186,773	$282,158	$322,394	$736,377	$740,043	$192,819	$2,698,873

Commercial & industrial
Pass	$12,588	$23,168	$34,598	$18,262	$15,021	$7,282	$341,009	$32,323	$484,251
Special mention	-	-	879	53	-	334	3,598	2,410	7,274
Substandard	-	-	-	-	22	-	-	-	22
Total Commercial & industrial	$12,588	$23,168	$35,477	$18,315	$15,043	$7,616	$344,607	$34,733	$491,547
Commercial & industrial
Current-period gross charge-offs	$-	$-	$69	$98	$53	$12	$-	$-	$232

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3—Loans and Leases—Continued

	June 30, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
(Dollars in thousands)
Net loans and leases held for investment
Agricultural
Pass	$197	$3,233	$2,483	$2,279	$1,272	$2,527	$240,781	$8,581	$261,353
Special mention	-	-	-	36	-	-	-	43	79
Substandard	-	-	-	-	-	-	18	-	18
Total Agricultural	$197	$3,233	$2,483	$2,315	$1,272	$2,527	$240,799	$8,624	$261,450
Agricultural
Current-period gross charge-offs	$-	$-	$-	$200	$34	$-	$-	$-	$234

Commercial leases
Pass	$3,693	$30,399	$71,552	$23,990	$6,740	$30,360	$-	$-	$166,734
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$3,693	$30,399	$71,552	$23,990	$6,740	$30,360	$-	$-	$166,734
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$964	$716	$922	$342	$43	$1,195	$704	$-	$4,886
Special mention	-	-	-	-	-	-	-	-	-
Substandard	133	-	-	-	-	13	-	-	146
Total Consumer and other	$1,097	$716	$922	$342	$43	$1,208	$704	$-	$5,032
Consumer and other
Current-period gross charge-offs	$18	$3	$-	$-	$-	$-	$-	$-	$21
Total net loans and leases
Pass	$157,530	$155,737	$296,328	$323,281	$338,207	$774,577	$1,313,779	$233,723	$3,593,162
Special mention	-	-	879	2,849	7,263	3,498	12,154	2,453	29,096
Substandard	133	-	-	990	22	13	220	-	1,378
Total net loans and leases	$157,663	$155,737	$297,207	$327,120	$345,492	$778,088	$1,326,153	$236,176	$3,623,636
Total current-period gross charge-offs	$18	$3	$249	$473	$87	$12	$-	$-	$842

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of the period	$15,626	$17,035
New loans or advances during year	455	1,871
Effect of changes in composition of related parties	(80)	-
Repayments	(1,422)	(3,280)
Balance at end of period	$14,579	$15,626

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There were no collateral dependent loans or leases at June 30, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,423	$2,690	$78,113	$75,018	$3,690	$78,708
Provision for credit losses	1,290	110	1,400	-	-	-
Charge-offs	(569)	-	(569)	(16)	-	(16)
Recoveries	25	-	25	30	-	30
Net (charge-offs)/recoveries	(544)	-	(544)	14	-	14
Balance at end of period	$76,169	$2,800	$78,969	$75,032	$3,690	$78,722

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,283	$2,690	$77,973	$74,965	$3,690	$78,655
Provision for/(reversal of) credit losses	1,590	110	1,700	-	-	-
Charge-offs	(842)	-	(842)	(26)	-	(26)
Recoveries	138	-	138	93	-	93
Net (charge-offs)/recoveries	(704)	-	(704)	67	-	67
Balance at end of period	$76,169	$2,800	$78,969	$75,032	$3,690	$78,722

Changes in the ACL on loans and leases for the periods indicated are as follows:

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,313	$808	$(175)	$-	$20,946
Agricultural	24,077	572	(180)	-	24,469
Residential and home equity	7,479	118	-	2	7,599
Construction	2,648	118	-	-	2,766
Total real estate	54,517	1,616	(355)	2	55,780
Commercial & industrial	7,843	(534)	-	17	7,326
Agricultural	6,417	765	(200)	-	6,982
Commercial leases	6,429	(571)	-	-	5,858
Consumer and other	217	14	(14)	6	223
Total allowance for credit losses	$75,423	$1,290	$(569)	$25	$76,169

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3—Loans and Leases—Continued

	For the Three Months Ended June 30, 2024
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,414	$194	$-	$-	$22,608
Agricultural	11,377	5,109	-	-	16,486
Residential and home equity	7,721	(144)	-	7	7,584
Construction	4,616	(2,451)	-	-	2,165
Total real estate	46,128	2,708	-	7	48,843
Commercial & industrial	11,559	(606)	-	19	10,972
Agricultural	10,292	(3,385)	-	1	6,908
Commercial leases	6,923	674	-	-	7,597
Consumer and other	116	609	(16)	3	712
Total allowance for credit losses	$75,018	$-	$(16)	$30	$75,032

	For the Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,382	$739	$(175)	$-	$20,946
Agricultural	23,615	1,034	(180)	-	24,469
Residential and home equity	7,340	253	-	6	7,599
Construction	3,055	(289)	-	-	2,766
Total real estate	54,392	1,737	(355)	6	55,780
Commercial & industrial	7,791	(356)	(232)	123	7,326
Agricultural	6,725	491	(234)	-	6,982
Commercial leases	6,153	(295)	-	-	5,858
Consumer and other	222	13	(21)	9	223
Total allowance for credit losses	$75,283	$1,590	$(842)	$138	$76,169

	For the Six Months Ended June 30, 2024
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$26,093	$(3,485)	$-	$-	$22,608
Agricultural	7,744	8,742	-	-	16,486
Residential and home equity	7,770	(201)	-	15	7,584
Construction	4,432	(2,267)	-	-	2,165
Total real estate	46,039	2,789	-	15	48,843
Commercial & industrial	13,380	(2,444)	-	36	10,972
Agricultural	8,872	(1,966)	-	2	6,908
Commercial leases	6,537	1,060	-	-	7,597
Consumer and other	137	561	(26)	40	712
Total allowance for credit losses	$74,965	$-	$(26)	$93	$75,032

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4—Other Real Estate Owned

OREO was $1.2 million and $873,000 at June 30, 2025 and December 31, 2024, respectively, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. During the second quarter of June 30, 2025, the Company recorded $326,000 in other real estate owned.  This OREO property includes a first lien in the amount of $140,000 which is reflected in other liabilities on the consolidated balance sheet. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

Note 5—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Certificates of deposit:
Certificates of deposit equal to or less than $250,000	$325,785	$330,475
Certificates of deposit greater than $250,000	377,816	385,072
Total certificates of deposit	$703,601	$715,547

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2025	$537,104
2026	161,255
2027	3,420
2028	1,276
2029	221
2030	325
Total certificates of deposit	$703,601

Overdrawn deposit balances of $124,000 and $156,000 were classified as consumer loans at June 30, 2025 and December 31, 2024, respectively.

Note 6—Short-term borrowings

As of June 30, 2025 and December 31, 2024, committed lines of credit arrangements totaling $2.1 billion, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $813.2 million, which is secured by $1.3 billion in various real estate loans and $1.5 million in investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.55% as of June 30, 2025.

The Company has $1.4 billion in pledged loans with the FRB. As of June 30, 2025, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 4.50% as of June 30, 2025.

There were no outstanding advances on the above borrowing facilities as of June 30, 2025 or December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(Unaudited)
Note 7—Fair Value—Continued

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
(Unaudited)
Note 7—Fair Value—Continued

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

June 30, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,285	$-	$2,285	$-	$2,285
Mortgage-backed securities	546,701	-	546,701	-	546,701
Commercial mortgage-backed securities	1,238	-	1,238	-	1,238
Collateralized mortgage obligations	7,478	-	7,478	-	7,478
Corporate securities	14,939	-	14,939	-	14,939
Other	310	-	310	-	310
Other equity investments	$36	$36	$-	$-	$36

Fair valued on a non-recurring basis:
Other real estate owned	$1,199	$-	$-	$1,199	$1,199

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,644	$-	$2,644	$-	$2,644
Mortgage-backed securities	439,858	-	439,858	-	439,858
Commercial mortgage-backed securities	1,212	-	1,212	-	1,212
Collateralized mortgage obligations	5,497	-	5,497	-	5,497
Corporate securities	14,856	-	14,856	-	14,856
Other	347	-	347	-	347

Fair valued on a non-recurring basis:
Collateral dependent loans	$929	$-	$-	$929	$929
Other real estate owned	873	-	-	873	873

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

June 30, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$291,752	$291,752	$-	$-	$291,752
Held-to-maturity securities, net	748,411	-	532,343	74,360	606,703
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,547,467	-	-	3,531,791	3,531,791
Derivatives not designated as hedging instruments	197,047	-	197,047	-	197,047

Financial liabilities:
Total deposits	$4,760,364	$-	$4,756,689	$-	$4,756,689
Derivatives not designated as hedging instruments	209,357		209,357		209,357
Subordinated debentures	10,310	-	12,121	-	12,121

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$212,563	$212,563	$-	$-	$212,563
Held-to-maturity securities, net	768,993	-	537,384	73,569	610,953
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,603,105	-	-	3,523,057	3,523,057

Financial liabilities:
Total deposits	$4,699,139	$-	$4,695,388	$-	$4,695,388
Subordinated debentures	10,310	-	11,738	-	11,738

Non-marketable securities include FHLB stock, PCBB stock and TIB, National Association stock, which are recorded at cost.  Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. Shares are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. For the three and six months ended June 30, 2025, there were no potential common shares that were anti-dilutive.

The following table presents the factors used in the earnings per share computation for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2025	2024

Net income	$23,055	$21,767

Weighted average common shares outstanding for basic earnings per common share	697,332	740,752
Dilutive potential common shares	2,520	-
Shares used in computing diluted earnings per common share	699,852	740,752

Basic earnings per share	$33.06	$29.39
Diluted earnings per share	$32.94	$29.39

	Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2025	2024

Net income	$46,064	$44,490

Weighted average common shares outstanding for basic earnings per common share	698,527	742,150
Dilutive potential common shares	1,575	-
Shares used in computing diluted earnings per common share	700,102	742,150

Basic earnings per share	$65.94	$59.95
Diluted earnings per share	$65.80	$59.95

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9—Employee Benefit Plans

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

The Company incurred no expense for the ERP during the six months ended June 30, 2025 due to the freezing of the plans and a net expense of $4.5 million during the six months ended June 30, 2024. The Company’s carrying value of the liability under the ERP was $61.8 million as of June 30, 2025 and $61.4 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of June 30, 2025 and December 31, 2024 totaled 48,292 and 48,877 shares with an historical cost basis of $31.6 million and $31.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP investments were $1.3 million at June 30, 2025 and 2024. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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
(Unaudited)
Note 9—Employee Benefit Plans—Continued

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

The Company incurred no expense for the SMRP during the six months ended June 30, 2025 due to the freezing of the plans and a net expense of $2.3 million for the six months ended June 30, 2024. The plan recognized $0.1 million in forfeitures for the six months ended June 30, 2025. The Company’s carrying value of the liability under the SMRP was $24.6 million as of June 30, 2025 and $21.2 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of June 30, 2025 and December 31, 2024 totaled 18,357 and 19,647 shares with an historical cost basis of $14.1 million and $14.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of June 30, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.3 million and $0.2 million at June 30, 2025 and 2024, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10—Stock-Based Compensation

Restricted Stock Award Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares to directors and employees of the Company and its subsidiaries and affiliates. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock was determined using a volume weighted average price over a 30-day period as of the grant date, which equaled $1,033.03 per share. The first awards were granted on February 3, 2025 and totaled 30,818 shares. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards were comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 49,182 at June 30, 2025. The unvested restricted shares have voting rights and dividend rights; however, the dividends are paid to the holder only if, when and to the extent such unvested restricted shares vest. Dividends on forfeited restricted stock are also forfeited.

The following table summarizes the change in the Company’s nonvested shares for the three and six months ended June 30, 2025.

	Number of Shares	Weighted Average Fair Value at Grant-Date
Restricted Stock Award
Nonvested shares oustanding, March 31, 2025	30,818	$1,033.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested shares outstanding, June 30, 2025	30,818	1,033.03

	Number of Shares	Weighted Average Fair Value at Grant-Date
Restricted Stock Award
Nonvested shares oustanding, January 1, 2025	-	$-
Granted	30,818	1,033.03
Vested	-	-
Forfeited	-	-
Nonvested shares outstanding, June 30, 2025	30,818	1,033.03

For the six months ended June 30, 2025, the Company has recognized $5.2 million in compensation cost related to shares granted under the 2025 Plan. As of June 30, 2025, there was $23.9 million of total unrecognized compensation cost related to nonvested shares granted under the 2025 Plan. The remaining cost is expected to be recognized over a weighted-average period of 2.17 years. No shares of restricted stock vested during the three and six months ended June 30, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11—Derivatives

Derivatives Not Designated as Hedging Instruments
As a customer accommodation, the Company may enter into interest rates swaps with its loan customers. The Company also enters into corresponding offsetting derivatives with third parties. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,970	$197	$-	$-
Total included in other assets		$197		$-

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,970	$209	$-	$-
Total included in other liabilities		$209		$-

(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$(4)	$-	$(14)	$-
Total		$(4)	$-	$(14)	$-

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

(Dollars in thousands)	June 30, 2025	December 31, 2024

Commitments to extend credit, including unsecured commitments of $20,828 and $20,535 as of June 30, 2025 and December 31, 2024, respectively	$1,072,982	$1,006,649
Standby letters of credit, including unsecured commitments of $5,003 and $4,490 as of June 30, 2025 and December 31, 2024, respectively	18,161	15,411

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $2.8 million at June 30, 2025 and $2.7 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12—Commitments and Contingencies—Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at June 30, 2025 had maturity dates ranging from 1 to 57 months with a final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At June 30, 2025 and December 31, 2024, the balance of the investments in LIHTC was $41.2 million and $43.8 million, respectively. These balances are reflected in other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $16.2 million and $18.9 million at June 30, 2025 and December 31, 2024, respectively. These balances are reflected in interest payable and other liabilities on the consolidated balance sheets. The Company expects to fulfill these commitments through 2040. Additionally, during the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recognized tax credits from its investments in LIHTC of $2.6 million and $4.4 million, respectively.

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

Note 13—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure, other than the OREO property added during the second quarter of 2025 for $326,000, which was sold during July 2025 at the carrying value.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), and our actual results may differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

◾	changes in general economic conditions, either nationally, in California, or in our local markets;
◾	inflation, changes in interest rates, securities market volatility and monetary fluctuations;
◾	increases in competitive pressures among financial institutions and businesses offering similar products and services;
◾	impacts of tariff policies by U.S. and foreign governments;
◾
risks associated with negative events in the banking industry, and any legislative and/or bank regulatory actions, that could potentially impact earnings, liquidity and/or the availability of capital or which could increase the cost of our deposit insurance by the FDIC;

◾	higher defaults in our loan and lease portfolio than we expect;
◾	changes in management’s estimate of the adequacy of the allowance for credit losses;
◾	risks associated with our growth and expansion strategy and related costs;
◾	increased lending risks associated with our high concentration of real estate loans or agricultural loans;
◾	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
◾	technological changes;
◾	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
◾	regulatory or judicial proceedings; and
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

The Company’s outstanding common stock as of June 30, 2025, consisted of 725,367 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of June 30, 2025. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Tangible Common Equity Ratio and	June 30,	December 31,	June 30,
Tangible Book Value Per Common Share	2025	2024	2024
(Dollars in thousands, except share and per share data)
Shareholders’ equity	$618,532	$573,072	$576,220
Less: Intangible assets	12,609	12,870	13,145
Tangible common equity	$605,923	$560,202	$563,075

Total assets	$5,478,773	$5,370,196	$5,267,485
Less: Intangible assets	12,609	12,870	13,145
Tangible assets	$5,466,164	$5,357,326	$5,254,340

Tangible common equity ratio(1)	11.08%	10.46%	10.72%
Book value per common share(2)	$852.72	$818.91	$779.40
Tangible book value per common share(3)	$835.33	$800.52	$761.62
Common shares outstanding	725,367	699,798	739,308

(1)	Tangible common equity divided by tangible assets.
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three and six-month periods ended June 30, 2025 and 2024 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2024, and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share and per share amounts)	2025	2024	2025	2024
Earnings Summary:
Interest income	$70,061	$69,831	$137,199	$136,472
Interest expense	16,193	19,050	30,190	33,978
Net interest income	53,868	50,781	107,009	102,494
Provision for credit losses	1,400	-	1,700	-
Non-interest income	5,519	4,767	10,540	9,842
Non-interest expense	26,651	25,422	52,160	50,943
Income before taxes	31,336	30,126	63,689	61,393
Income tax expense	8,281	8,359	17,625	16,903
Net Income	$23,055	$21,767	$46,064	$44,490

Per Common Share Data:
Basic earnings per common share	$33.06	$29.39	$65.94	$59.95
Diluted earnings per common share	$32.94	$29.39	$65.80	$59.95
Book value per common share	$852.72	$779.40	$852.72	$779.40
Tangible book value per common share(1)	$835.33	$761.62	$835.33	$761.62

Performance Ratios:
Return on average assets	1.65%	1.58%	1.67%	1.65%
Return on average equity	15.09%	15.33%	15.37%	15.82%
Net interest margin (tax equivalent)	4.07%	3.91%	4.13%	4.02%
Yield on average loans and leases (tax equivalent)	6.08%	6.13%	6.07%	6.11%
Cost of average total deposits	1.31%	1.51%	1.25%	1.39%
Efficiency ratio	44.88%	45.77%	44.37%	45.35%
Loan-to-deposit ratio	76.38%	80.32%	76.38%	80.32%
Percentage of checking deposits to total deposits	49.23%	48.60%	49.23%	48.60%

Capital Ratios - Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.88%	13.09%	13.88%	13.09%
Tier 1 capital to risk-weighted assets	14.10%	13.32%	14.10%	13.32%
Risk-based capital to risk-weighted assets	15.36%	14.58%	15.36%	14.58%
Tier 1 leverage capital ratio	11.18%	10.66%	11.18%	10.66%
Tangible common equity ratio(1)	11.08%	10.72%	11.08%	10.72%

(1)	See “Non-GAAP Measurements”

Average Balance and Yields

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$377,508	$4,186	4.45%	$456,650	$6,217	5.48%
Investment securities:(1)
Taxable securities	1,248,191	10,070	3.23%	1,013,576	6,485	2.56%
Non-taxable securities(2)	67,778	807	4.76%	62,354	760	4.88%
Total investment securities	1,315,969	10,877	3.31%	1,075,930	7,245	2.69%
Loans:(3)
Real estate:
Commercial	1,380,327	18,744	5.45%	1,348,293	17,971	5.36%
Agricultural	731,987	10,401	5.70%	725,206	10,439	5.79%
Residential and home equity	397,304	4,944	4.99%	405,623	4,895	4.85%
Construction	180,327	3,130	6.96%	221,748	3,981	7.22%
Total real estate	2,689,945	37,219	5.55%	2,700,870	37,286	5.55%
Commercial & industrial	491,802	9,220	7.52%	487,082	9,147	7.55%
Agricultural	261,834	5,201	7.97%	318,660	6,580	8.30%
Commercial leases	170,246	3,108	7.32%	176,941	3,072	6.98%
Consumer and other	5,202	91	7.02%	5,728	105	7.37%
Total loans and leases	3,619,029	54,839	6.08%	3,689,281	56,190	6.13%
Non-marketable securities	15,549	318	8.20%	15,549	333	8.61%
Total interest earning assets	5,328,055	70,220	5.29%	5,237,410	69,985	5.37%
Allowance for credit losses	(76,273)			(75,617)
Non-interest earning assets	352,747			349,942
Total average assets	$5,604,529			$5,511,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$977,831	3,031	1.24%	$952,526	1,904	0.80%
Savings and money market accounts	1,725,194	7,423	1.73%	1,615,531	7,709	1.92%
Certificates of deposit greater than $250,000	379,973	3,270	3.45%	477,791	5,153	4.34%
Certificates of deposit equal to or less than $250,000	324,743	2,275	2.81%	367,401	3,140	3.44%
Total interest bearing deposits	3,407,741	15,999	1.88%	3,413,249	17,906	2.11%
Short-term borrowings	-	-	-	62,637	924	5.93%
Subordinated debentures	10,310	194	7.55%	10,310	220	8.58%
Total interest bearing liabilities	3,418,051	16,193	1.90%	3,486,196	19,050	2.20%
Non-interest bearing deposits	1,481,260			1,368,279
Total funding	4,899,311	16,193	1.33%	4,854,475	19,050	1.58%
Other non-interest bearing liabilities	94,251			89,288
Shareholders’ equity	610,967			567,972
Total average liabilities and shareholders’ equity	$5,604,529			$5,511,735

Net interest income and margin(4)		$54,027	4.07%		$50,935	3.91%
Interest rate spread			3.39%			3.18%
Tax equivalent adjustment		(159)			(154)
Net interest income		$53,868	4.06%		$50,781	3.90%

(1)	Excludes average unrealized losses of $21.5 million and $23.4 million for the three months ended June 30, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)	Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $1.8 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$307,679	$6,827	4.47%	$394,612	$10,747	5.48%
Investment securities:(1)
Taxable securities	1,232,261	19,534	3.17%	991,405	12,193	2.46%
Non-taxable securities(2)	67,175	1,592	4.74%	62,717	1,522	4.85%
Total investment securities	1,299,436	21,126	3.25%	1,054,122	13,715	2.60%
Loans:(3)
Real estate:
Commercial	1,365,051	36,550	5.40%	1,335,315	35,593	5.36%
Agricultural	734,902	21,386	5.87%	725,142	20,761	5.76%
Residential and home equity	397,995	9,775	4.95%	403,600	9,687	4.83%
Construction	182,219	6,152	6.81%	223,589	7,879	7.09%
Total real estate	2,680,167	73,863	5.56%	2,687,646	73,920	5.53%
Commercial & industrial	493,260	18,090	7.40%	493,077	18,408	7.51%
Agricultural	265,037	10,465	7.96%	316,157	13,059	8.31%
Commercial leases	172,035	6,280	7.36%	172,733	6,018	7.01%
Consumer and other	5,125	176	6.93%	5,673	193	6.84%
Total loans and leases	3,615,624	108,874	6.07%	3,675,286	111,598	6.11%
Non-marketable securities	15,549	686	8.90%	15,549	721	9.32%
Total interest earning assets	5,238,288	137,513	5.29%	5,139,569	136,781	5.35%
Allowance for credit losses	(76,072)			(75,533)
Non-interest earning assets	349,250			343,811
Total average assets	$5,511,466			$5,407,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$917,085	3,572	0.79%	$933,572	2,792	0.60%
Savings and money market accounts	1,693,889	14,756	1.76%	1,617,105	14,895	1.85%
Certificates of deposit greater than $250,000	383,185	6,788	3.57%	426,878	8,990	4.24%
Certificates of deposit equal to or less than $250,000	326,255	4,688	2.90%	354,090	5,874	3.34%
Total interest bearing deposits	3,320,414	29,804	1.81%	3,331,645	32,551	1.96%
Short-term borrowings	1	-	0.00%	34,067	986	5.82%
Subordinated debentures	10,310	386	7.55%	10,310	441	8.60%
Total interest bearing liabilities	3,330,725	30,190	1.83%	3,376,022	33,978	2.02%
Non-interest bearing deposits	1,489,725			1,385,832
Total funding	4,820,450	30,190	1.26%	4,761,854	33,978	1.43%
Other non-interest bearing liabilities	91,592			83,651
Shareholders’ equity	599,424			562,342
Total average liabilities and shareholders’ equity	$5,511,466			$5,407,847

Net interest income and margin(4)		$107,323	4.13%		$102,803	4.02%
Interest rate spread			3.47%			3.33%
Tax equivalent adjustment		(314)			(309)
Net interest income		$107,009	4.12%		$102,494	4.01%

(1)	Excludes average unrealized losses of $22.3 million and $20.9 million for the six months ended June 30, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)	Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $3.5 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Second Quarter 2025 vs. Second Quarter 2024
Interest bearing deposits with banks and FRB balances are earning assets available to the Company. Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.45% and 5.48% for the second quarter of 2025 and 2024, respectively. The decrease was primarily the result of the Federal Open Market Committee (“FOMC”) decreasing rates by 100 basis points from September 2024 to December 2024. Average interest bearing deposits with banks was $377.5 million and $456.7 million for the quarter ended June 30, 2025 and 2024, respectively. Interest income on interest bearing deposits with banks was $4.2 million and $6.2 million for the quarter ended June 30, 2025 and 2024, respectively.

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

Average total investment securities were $1.3 billion and $1.1 billion for the quarter ended June 30, 2025 and 2024, respectively. The average yield on total investment securities was 3.31% and 2.69% for the quarter ended June 30, 2025 and 2024, respectively. The increase in the yield reflects the increase in yields on purchases in 2024 and during the period ended June 30, 2025.

Average loans and leases held for investment were $3.6 billion and $3.7 billion for the quarter ended June 30, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.08% and 6.13% for the quarter ended June 30, 2025 and 2024, respectively. The decrease in the loan yield reflects the decrease in market interest rates over the last year.

Average interest bearing deposits were $3.4 billion for the quarters ended June 30, 2025 and 2024. The average rate paid on interest bearing deposits was 1.88% and 2.11% for the quarter ended June 30, 2025 and 2024, respectively. Total interest expense on interest bearing deposits was $16.0 million and $17.9 million for the quarter ended June 30, 2025 and 2024, respectively, with the decrease driven by decreases in short-term market interest rates from September 2024 to December 2024. The average rate paid on total funding costs was 1.33% and 1.58% for the quarter ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.47% and 5.48% for the first six months of 2025 and 2024, respectively. The decrease was primarily the result of the FOMC decreasing rates by 100 basis points from September 2024 to December 2024. Average interest bearing deposits with banks was $307.7 million and $394.6 million for the six months ended June 30, 2025 and 2024, respectively. Interest income on interest bearing deposits with banks was $6.8 million and $10.7 million for the six months ended June 30, 2025 and 2024, respectively.

Average total investment securities were $1.3 billion and $1.1 billion for the six months ended June 30, 2025 and 2024, respectively. The average yield on total investment securities was 3.25% and 2.60% for the six months ended June 30, 2025 and 2024, respectively. The increase in the yield reflects the increase in yields on purchases in 2024 and during the six months ended June 30, 2025.

Average loans and leases held for investment were $3.6 billion and $3.7 billion for the six months ended June 30, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.07% and 6.11% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the loan yield reflects the decrease in market interest rates over the last year.

Average interest bearing deposits were $3.3 billion for the six months ended June 30, 2025 and 2024. The average rate paid on interest bearing deposits was 1.81% and 1.96% for the six months ended June 30, 2025 and 2024, respectively. Total interest expense on interest bearing deposits was $29.8 million and $32.6 million for the six months ended June 30, 2025 and 2024, respectively, with the decrease driven by decreases in short-term market interest rates from September 2024 to December 2024. The average rate paid on total funding costs was 1.26% and 1.43% for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30, 2025 compared with 2024			Six Months Ended June 30, 2025 compared with 2024
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(975)	$(1,056)	$(2,031)	$(2,141)	$(1,779)	$(3,920)
Investment securities:
Taxable securities	1,685	1,900	3,585	3,353	3,988	7,341
Non-taxable securities	65	(18)	47	106	(36)	70
Total investment securities	1,750	1,882	3,632	3,459	3,952	7,411
Loans:
Real estate:
Commercial	462	311	773	721	236	957
Agricultural	108	(146)	(38)	257	368	625
Residential and home equity	(97)	146	49	(146)	234	88
Construction	(714)	(137)	(851)	(1,425)	(302)	(1,727)
Total real estate	(241)	174	(67)	(593)	536	(57)
Commercial & industrial	106	(33)	73	6	(324)	(318)
Agricultural	(1,123)	(256)	(1,379)	(2,065)	(529)	(2,594)
Commercial leases	(116)	152	36	(26)	288	262
Consumer and other	(9)	(5)	(14)	(19)	2	(17)
Total loans and leases	(1,383)	32	(1,351)	(2,697)	(27)	(2,724)
Non-marketable securities	-	(15)	(15)	-	(35)	(35)
Total interest income	(608)	843	235	(1,379)	2,111	732

Interest expense:
Interest bearing deposits:
Demand	52	1,075	1,127	(51)	831	780
Savings and money market accounts	514	(800)	(286)	674	(813)	(139)
Certificates of deposit greater than $250,000	(943)	(940)	(1,883)	(871)	(1,331)	(2,202)
Certificates of deposit equal to or less than $250,000	(336)	(529)	(865)	(444)	(742)	(1,186)
Total interest bearing deposits	(713)	(1,194)	(1,907)	(692)	(2,055)	(2,747)

Short-term borrowings	(924)	-	(924)	(986)	-	(986)
Subordinated debentures	-	(26)	(26)	-	(55)	(55)
Total interest expense	(1,637)	(1,220)	(2,857)	(1,678)	(2,110)	(3,788)
Net interest income	$1,029	$2,063	$3,092	$299	$4,221	$4,520

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
	Three Months Ended				Six Months Ended
	June 30,		$ Better /	% Better /	June 30,		$ Better /	% Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)	2025	2024	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$70,061	$69,831	$230	0.33%	$137,199	$136,472	$727	0.53%
Interest expense	16,193	19,050	2,857	15.00%	30,190	33,978	3,788	11.15%
Net interest income	53,868	50,781	3,087	6.08%	107,009	102,494	4,515	4.41%
Provision for credit losses	1,400	-	(1,400)	N/A	1,700	-	(1,700)	N/A
Net interest income after provision for credit losses	52,468	50,781	1,687	3.32%	105,309	102,494	2,815	2.75%
Non-interest income	5,519	4,767	752	15.78%	10,540	9,842	698	7.09%
Non-interest expense	26,651	25,422	(1,229)	(4.83%)	52,160	50,943	(1,217)	(2.39%)
Income before income tax expense	31,336	30,126	1,210	4.02%	63,689	61,393	2,296	3.74%
Income tax expense	8,281	8,359	78	0.93%	17,625	16,903	(722)	(4.27%)
Net income	$23,055	$21,767	$1,288	5.92%	$46,064	$44,490	$1,574	3.54%

For the three and six months ended June 30, 2025, net income was $23.1 million and $46.1 million, respectively, compared to $21.8 million and $44.5 million for the same periods a year ago. For the three months ended June 30, 2025, the increase in net income was primarily the result of higher net interest income of $3.1 million and a $0.8 million increase in non-interest income. These increases were offset by a $1.4 million provision for credit losses during the second quarter of 2025, compared to no provision in 2024, and an increase of $1.2 million in non-interest expense during the three months ended June 30, 2025, compared to the same period in the prior year.

For the six months ended June 30, 2025, the increase in net income was primarily the result of higher net interest income of $4.5 million and a $0.7 million increase in non-interest income. These increases were offset by a $1.7 million provision for credit losses during the six months ended June 30, 2025, compared to no provision in 2024, an increase of $1.2 million in non-interest expense and an increase in income tax expense of $0.7 million during the first half of 2025, compared to the same period in the prior year.

Net Interest Income and Net Interest Margin
For the quarter ended June 30, 2025 and 2024, net interest income was $53.9 million compared with $50.8 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 16 basis points to 4.07% compared with 3.91% for the same period a year earlier. The increase in the net interest margin was primarily the result of a decrease in deposit costs of $1.9 million due to the interest rate environment, as the federal funds rate decreased 100 basis points from September through December of 2024, and a decrease in short-term borrowing costs of $0.9 million. The investment securities yield during the second quarter of 2025 increased 62 basis points from 2.69% to 3.31% compared to the second quarter of 2024. The loan yield decreased 5 basis points from 6.13% to 6.08% compared to the second quarter of 2024. The deposit yield decreased 23 basis points from 2.11% to 1.88% and outpaced the decrease in loan yield over the same period a year earlier.

For the six months ended June 30, 2025 and 2024, net interest income was $107.0 million compared with $102.5 million, respectively. The increase is primarily the result of the net interest margin (tax equivalent basis) increasing 11 basis points to 4.13% compared with 4.02% for the same period a year earlier. The increase in the net interest margin was primarily the result of a decrease in deposit costs of $2.7 million due to the interest rate environment, as the federal funds rate decreased 100 basis points September through December of 2024, and a decrease in short-term borrowing costs of $1.0 million. The investment securities yield increased 65 basis points from 2.60% to 3.25% compared to the first six months of 2024. The loan yield decreased 4 basis points from 6.11% to 6.07% compared to the first six months of 2024. The deposit yield decreased 15 basis points from 1.96% to 1.81% and outpaced the decrease in loan yield over the same period a year earlier.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $1.4 million provision for credit losses during the three months ended June 30, 2025 compared to no provision for the same period a year ago. Net charge-offs during the three months ended June 30, 2025 were $544,000 compared to net recoveries of $14,000 for the same period a year earlier.

The Company recorded a $1.7 million provision for credit losses during the first half of 2025 compared to no provision for credit losses during the first half of 2024. The increase in the provision was primarily due to higher net charge-offs in the first half of 2025 and an increase in economic qualitative risk factors. Net charge-offs during the first half of 2025 were $704,000 compared to net recoveries of $67,000 in the first half of 2024.

Non-interest Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Dollars in thousands)	2025	2024	$ Better / (Worse)	% Better / (Worse)	2025	2024	$ Better / (Worse)	% Better / (Worse)
Non-interest income:
Card processing	$1,789	$1,764	$25	1.42%	$3,456	$3,393	$63	1.86%
Net gain on deferred compensation benefits	764	414	350	84.54%	1,597	1,572	25	1.59%
Service charges on deposit accounts	744	749	(5)	(0.67%)	1,516	1,497	19	1.27%
Increase in cash surrender value of BOLI	627	602	25	4.15%	1,230	1,197	33	2.76%
Other	1,595	1,238	357	28.84%	2,741	2,183	558	25.56%
Total non-interest income	$5,519	$4,767	$752	15.78%	$10,540	$9,842	$698	7.09%

Non-interest income increased $0.8 million, or 15.78%, to $5.5 million for the quarter ended June 30, 2025, compared with $4.8 million for the same period a year earlier. The year-over-year increase in non-interest income was primarily due to a $0.4 million increase in the net gain on deferred compensation benefits and a $0.4 million increase in other non-interest income. The increase in other non-interest income was primarily due to an increase of $126,000 in the gain on sale of leases and a $94,000 increase in late charges collected.

The Company recorded net gains on deferred compensation plan investments of $0.8 million for the quarter ended June 30, 2025, compared with net gains of $0.4 million for the same respective period a year ago. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income increased $0.7 million, or 7.09%, to $10.5 million for the six months ended June 30, 2025, compared with $9.8 million for the same period of 2024. The year-over-year increase in non-interest income was primarily due to a $0.6 million increase in other non-interest income. The increase in other non-interest income was primarily due to a $133,000 increase in late charges collected, a $128,000 increase in the gain on sale of leases, and $86,000 in fee income on derivatives compared to none for the prior year.

The Company recorded net gains on deferred compensation plan investments of $1.6 million for the six months ended June 30, 2025, and for the six months ended June 30, 2024. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Dollars in thousands)	2025	2024	$ Better / (Worse)	% Better / (Worse)	2025	2024	$ Better / (Worse)	% Better / (Worse)
Non-interest expense:
Salaries and employee benefits	$18,432	$17,999	$(433)	(2.41%)	$35,576	$35,502	$(74)	(0.21%)
Data processing	1,784	1,535	(249)	(16.22%)	3,422	2,990	(432)	(14.45%)
Occupancy	1,293	1,243	(50)	(4.02%)	2,595	2,475	(120)	(4.85%)
Net gain on deferred compensation benefits	764	414	(350)	(84.54%)	1,597	1,572	(25)	(1.59%)
Deposit insurance	750	702	(48)	(6.84%)	1,498	1,414	(84)	(5.94%)
Professional services	694	621	(73)	(11.76%)	1,616	1,162	(454)	(39.07%)
Marketing	452	562	110	19.57%	919	1,042	123	11.80%
Other	2,482	2,346	(136)	(5.80%)	4,937	4,786	(151)	(3.16%)
Total non-interest expense	$26,651	$25,422	$(1,229)	(4.83%)	$52,160	$50,943	$(1,217)	(2.39%)
Non-interest expense increased $1.2 million, or 4.83%, to $26.7 million for the quarter ended June 30, 2025, compared with $25.4 million for the same period a year ago. This increase was primarily comprised of a $0.4 million increase in salaries and employee benefits, a $0.4 million increase in the net gain on deferred compensation plan investments, a $0.2 million increase in data processing and a $0.1 million increase in other non-interest expenses. These increases were partially offset by a $0.1 million decrease in marketing expenses.

Net gains on deferred compensation plan obligations were $0.8 million for the quarter ended June 30, 2025, compared with net gains on deferred compensation plan investments of $0.4 million for the same respective period. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense increased $1.2 million, or 2.39%, to $52.2 million for the six months ended June 30, 2025 compared with $50.9 million for the same period a year ago. This increase was primarily comprised of a $0.5 million increase in professional services and a $0.4 million increase in data processing expenses. These increases were partially offset by a $0.1 million decrease in marketing expenses.

The Company recorded net gains on deferred compensation plan investments of $1.6 million for the six months ended June 30, 2025 and $1.6 million for the six months ended June 30, 2024. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three and six months ended June 30, 2025, income tax expense was $8.3 million and $17.6 million, respectively, compared to $8.4 million and $16.9 million for the same periods a year ago. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 26.43% and 27.67%, respectively, compared to 27.75% and 27.53% for the same period in 2024. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low income housing tax credit investments (“LIHTC”) and tax-exempt interest income on municipal securities and loans.

Balance Sheet Analysis

Total assets were $5.5 billion at June 30, 2025, compared with $5.4 billion at December 31, 2024, an increase of $108.6 million, or 2.02%. Total cash and cash equivalents increased $79.2 million from $212.6 million as of December 31, 2024 to $291.8 million as of June 30, 2025. Gross loans and leases held for investment were $3.6 billion at June 30, 2025, compared with $3.7 billion at December 31, 2024, a decrease of $54.4 million, or 1.47%. Total deposits were $4.8 billion at June 30, 2025, compared with $4.7 billion at December 31, 2024, an increase of $61.2 million, or 1.3%. Our loan to deposit ratio was 76.38% and 78.53% as of June 30, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest bearing deposits with banks totaled $179.0 million at June 30, 2025 and $141.5 million at December 31, 2024. The Company’s total cash and cash equivalents as of June 30, 2025 represented 5.3% of the Company’s total assets as compared to 4.0% of total assets as of December 31, 2024.

Investment Securities

The Company’s net investment portfolio increased by $88.0 million, or 7.13%, to $1.3 billion at June 30, 2025, compared to $1.2 billion at December 31, 2024. During the first half of 2025, the Company purchased $126.0 million of investment securities with an average yield of 5.74%. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of June 30, 2025 represented 24.13% of the Company’s total assets as compared to 22.98% of total assets at December 31, 2024.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities
U.S. Government-sponsored securities	$2,285	$2,644
Mortgage-backed securities(1)	546,701	439,858
Commercial mortgage-backed securities(1)	1,238	1,212
Collateralized mortgage obligations(1)	7,478	5,497
Corporate securities	14,939	14,856
Other	310	347
Total available-for-sale securities	$572,951	$464,414

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Held-to-maturity securities
Mortgage-backed securities(1)	$608,903	$626,427
Collateralized mortgage obligations(1)	65,146	68,377
Municipal securities	74,812	74,639
Total held-to-maturity securities	$748,861	$769,443
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$748,411	$768,993

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of June 30, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$6	5.35%	$354	6.36%	$1,925	5.29%	$2,285	5.46%
Mortgage-backed securities(1)	49	2.44%	2,108	2.53%	2,580	4.22%	541,964	4.92%	546,701	4.90%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,238	5.84%	1,238	5.84%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	7,478	5.54%	7,478	5.54%
Corporate securities	-	0.00%	14,939	5.04%	-	0.00%	-	0.00%	14,939	5.04%
Other	310	3.76%	-	0.00%	-	0.00%	-	0.00%	310	3.76%
Total securities available-for-sale	$359	3.58%	$17,053	4.81%	$2,934	4.70%	$552,605	4.80%	$572,951	4.92%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
	As of June 30, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$2,834	0.85%	$7,166	1.67%	$598,903	1.90%	$608,903	1.89%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	65,146	1.77%	65,146	1.77%
Municipal securities	1,236	4.18%	21,396	4.59%	10,597	3.93%	41,583	5.27%	74,812	4.87%
Total securities held-to-maturity	$1,236	4.18%	$24,230	4.15%	$17,763	3.02%	$705,632	2.08%	$748,861	2.18%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$2	3.00%	$33	5.64%	$279	6.15%	$2,330	5.89%	$2,644	5.92%
Mortgage-backed securities(1)	74	2.83%	3,074	2.57%	1,949	3.92%	434,761	4.70%	439,858	4.70%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,212	6.01%	1,212	6.01%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,497	6.01%	5,497	6.01%
Corporate securities	-	0.00%	14,856	5.63%	-	0.00%	-	0.00%	14,856	5.63%
Other	347	3.72%	-	0.00%	-	0.00%	-	0.00%	347	3.72%
Total securities available-for-sale	$423	3.56%	$17,963	5.10%	$2,228	4.20%	$443,800	4.72%	$464,414	4.75%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$3,426	0.82%	$7,756	1.66%	$615,245	1.89%	$626,427	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	68,377	1.75%	68,377	1.75%
Municipal securities	1,180	3.86%	18,365	4.79%	6,733	4.34%	48,361	5.01%	74,639	4.88%
Total securities held-to-maturity	$1,180	3.86%	$21,791	4.17%	$14,489	2.91%	$731,983	2.08%	$769,443	2.16%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

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

The Company’s loan and lease portfolio at June 30, 2025 totaled $3.6 billion, a decrease of $54.4 million, or 1.47%, from December 31, 2024, due to lower loan production.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,410,836	38.80%	$1,360,841	36.88%
Agricultural	720,079	19.81%	751,026	20.35%
Residential and home equity	401,848	11.05%	404,399	10.96%
Construction	173,827	4.78%	194,903	5.28%
Total real estate	2,706,590	74.44%	2,711,169	73.47%
Commercial & industrial	491,547	13.52%	504,403	13.67%
Agricultural	261,450	7.19%	289,847	7.85%
Commercial leases	171,212	4.71%	179,718	4.87%
Consumer and other	5,032	0.14%	5,084	0.14%
Total gross loans and leases	$3,635,831	100.00%	$3,690,221	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at June 30, 2025.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$82,846	$530,607	$760,805	$36,578	$1,410,836
Agricultural	47,716	186,320	454,935	31,108	720,079
Residential and home equity	48	4,575	115,511	281,714	401,848
Construction	163,544	10,283	-	-	173,827
Total real estate	294,154	731,785	1,331,251	349,400	2,706,590
Commercial & industrial	175,926	223,080	90,266	2,275	491,547
Agricultural	166,642	82,641	12,167	-	261,450
Commercial leases	3,143	81,587	86,482	-	171,212
Consumer and other	720	3,759	97	456	5,032
Total gross loans and leases	$640,585	$1,122,852	$1,520,263	$352,131	$3,635,831
Rate structure for loans and leases
Fixed rate	$191,195	$802,036	$933,017	$195,073	$2,121,321
Adjustable rate	449,390	320,816	587,246	157,058	1,514,510
Total gross loans and leases	$640,585	$1,122,852	$1,520,263	$352,131	$3,635,831

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$-	$170
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	170
Commercial & industrial	-	759
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	-	929
Other real estate owned (“OREO”)	1,199	873
Total non-performing assets	$1,199	$1,802

Selected ratios:
Non-performing loans to total loans and leases	0.00%	0.03%
Non-performing assets to total assets	0.02%	0.03%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had no non-accrual loans at June 30, 2025 and $929,000 in non-accrual loans at December 31, 2024.

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

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $1.2 million of foreclosed OREO at June 30, 2025, and $873,000 at December 31, 2024.

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

The Company modified six loans in the aggregate amount of $2.7 million, during the six months ended June 30, 2025. There was one loan modified within the last six months that had a payment default and was 86 days past due during the six months ended June 30, 2025.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Balance at beginning of year	$77,973	$78,655
Provision for credit losses:
Allowance for credit losses- loans and leases	1,590	-
Allowance for credit losses- unfunded loan commitments	110	-
Total provision for credit losses	1,700	-
Charge-offs:
Real estate:
Commercial	(175)	-
Agricultural	(180)	-
Residential and home equity	-	-
Construction	-	-
Total real estate	(355)	-
Commercial & industrial	(232)	-
Agricultural	(234)	-
Commercial leases	-	-
Consumer and other	(21)	(26)
Total charge-offs	(842)	(26)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	6	15
Construction	-	-
Total real estate	6	15
Commercial & industrial	123	36
Agricultural	-	2
Commercial leases	-	-
Consumer and other	9	40
Total recoveries	138	93
Net (charge-offs) / recoveries	(704)	67
Balance at end of period	$78,969	$78,722

Allowance for credit losses - loans and leases	76,169	75,032
Allowance for credit losses - unfunded loan commitments	2,800	3,690
Total allowance for credit losses	$78,969	$78,722

Selected financial information:
Net loans and leases held for investment	$3,623,636	$3,682,370
Average loans and leases	3,615,624	3,675,286
Non-performing loans and leases	-	-
Allowance for credit losses to non-performing loans and leases	0.00%	0.00%
Net (charge-offs) / recoveries to average loans and leases	(0.02%)	N/M (1)
Provision for credit losses to average loans and leases	0.05%	0.00%
Allowance for loan and lease losses to loans and leases held for investment	2.09%	2.03%
(1)	Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:
	June 30, 2025			December 31, 2024
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$20,946	38.80%	1.48%	$20,382	36.88%	1.50%
Agricultural	24,469	19.81%	3.40%	23,615	20.35%	3.14%
Residential and home equity	7,599	11.05%	1.89%	7,340	10.96%	1.82%
Construction	2,766	4.78%	1.59%	3,055	5.28%	1.57%
Total real estate	55,780	74.44%	2.06%	54,392	73.47%	2.01%
Commercial & industrial	7,326	13.52%	1.49%	7,791	13.67%	1.54%
Agricultural	6,982	7.19%	2.67%	6,725	7.85%	2.32%
Commercial leases	5,858	4.71%	3.42%	6,153	4.87%	3.42%
Consumer and other	223	0.14%	4.43%	222	0.14%	4.37%
Total allowance for credit losses	$76,169	100.00%	2.09%	$75,283	100.00%	2.04%

Deposits

Total deposits were $4.8 billion and $4.7 billion as of June 30, 2025 and December 31, 2024, respectively, an increase of $61.2 million or 1.30%. Non-interest bearing demand deposits were $1.55 billion as of June 30, 2025 and $1.52 billion at December 31, 2024. Non-interest bearing deposits were 32.49% of total deposits as of June 30, 2025 and 32.31% of total deposits as of December 31, 2024. Interest bearing deposits were $3.2 billion at June 30, 2025 and December 31, 2024. Interest bearing deposits are comprised of interest bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest bearing transaction accounts decreased $85.0 million, or 9.64%, to $797.1 million at June 30, 2025, compared with $882.1 million at December 31, 2024. Savings and money market accounts increased $130.0 million, or 8.20%, to $1.7 billion at June 30, 2025, compared with $1.6 billion at December 31, 2024. Certificates of deposit accounts decreased $11.9 million, or 1.67%, to $703.6 million at June 30, 2025, compared with $715.5 million at December 31, 2024.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$917,085	$3,572	0.79%	$933,572	$2,792	0.60%
Savings and money market	1,693,889	14,756	1.76%	1,617,105	14,895	1.85%
Certificates of deposit greater than $250,000	383,185	6,788	3.57%	426,878	8,990	4.24%
Certificates of deposit equal to or less than $250,000	326,255	4,688	2.90%	354,090	5,874	3.34%
Total interest bearing deposits	3,320,414	29,804	1.81%	3,331,645	32,551	1.96%
Non-interest bearing deposits	1,489,725			1,385,832
Total deposits	$4,810,139	$29,804	1.25%	$4,717,477	$32,551	1.39%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2024 after the FOMC cut interest rates by 100 basis points between September and December. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.31% for the three months ended June 30, 2025, compared with 1.51% for the same period a year ago, and to 1.25% for the six months ended June 30, 2025, compared with 1.39% for the six months ended June 30, 2024.

The following table shows deposits with a balance greater than $250,000 at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Non-maturity deposits greater than $250,000	$2,549,971	$2,486,450
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	149,518	153,662
3 months to 6 months	163,455	146,341
6 months to 12 months	62,773	81,642
More than 12 months	2,070	3,427
Total certificates of deposit greater than $250,000	$377,816	$385,072
Total deposits greater than $250,000	$2,927,787	$2,871,522

Refer to the Year-To-Date Average Balance and Yield Schedule located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of June 30, 2025 and December 31, 2024, the Bank had $3.0 million of such deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.4 billion at June 30, 2025 and $2.3 billion at December 31, 2024.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at June 30, 2025 or December 31, 2024. There were no Federal Funds purchased or advances from the FRB at June 30, 2025 or December 31, 2024.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is September 17, 2025), and the rate was 7.42% as of June 30, 2025 and 7.46% at December 31, 2024. The average rate paid for these securities was 7.55% for the first half of 2025 and 8.60% for the first half of 2024. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures, from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $618.5 million at June 30, 2025, an increase of $45.5 million, or 7.9%, from $573.1 million at December 31, 2024, due primarily to net income of $46.1 million during the first half of 2025.

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

As of June 30, 2025, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of June 30, 2025, the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of June 30, 2025 and December 31, 2024.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	June 30, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$617,316	13.88%	$200,158	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	627,316	14.10%	266,877	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	683,209	15.36%	355,836	8.00%	N/A	N/A
Tier 1 leverage capital ratio	627,316	11.18%	224,488	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$628,554	14.13%	$200,154	4.50%	$289,111	6.50%
Tier 1 capital to risk-weighted assets	628,554	14.13%	266,871	6.00%	355,829	8.00%
Risk-based capital to risk-weighted assets	684,447	15.39%	355,829	8.00%	444,786	10.00%
Tier 1 leverage capital ratio	628,554	11.21%	224,377	4.00%	280,472	5.00%

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$579,602	13.04%	$200,046	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	589,602	13.26%	266,728	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	645,453	14.52%	355,637	8.00%	N/A	N/A
Tier 1 leverage capital ratio	589,602	10.95%	215,379	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$591,072	13.30%	$200,038	4.50%	$288,944	6.50%
Tier 1 capital to risk-weighted assets	591,072	13.30%	266,718	6.00%	355,624	8.00%
Risk-based capital to risk-weighted assets	646,920	14.55%	355,624	8.00%	444,530	10.00%
Tier 1 leverage capital ratio	591,072	10.99%	215,213	4.00%	269,016	5.00%

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

During the first six months of 2025, the Company repurchased 5,249 shares under the Repurchase Plan, for a total of $5.3 million, inclusive of the excise tax. As of June 30, 2025, there remains $14.7 million authorized for repurchases under the Repurchase Plan.

On May 12, 2025, the Board of Directors declared a mid-year cash dividend of $9.30 per share, a 5.7% increase over the $8.80 per share paid on July 1, 2024. The cash dividend totaling $6.5 million was paid on July 1, 2025, to shareholders of record on June 10, 2025.

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

The following table sets forth our off-balance-sheet lending commitments as of June 30, 2025:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,072,982	$461,207	$422,645	$42,903	$146,227
Standby letters of credit	18,161	12,207	4,454	1,500	-
Total off-balance sheet commitments	$1,091,143	$473,414	$427,099	$44,403	$146,227

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which amounted to $2.8 million at June 30, 2025 and $2.7 million at December 31, 2024.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at June 30, 2025 had maturity dates ranging from 1 to 57 months with final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $291.8 million, or 5.3% of total assets, as of June 30, 2025. The majority of cash is on deposit with the FRB and amounted to $179.0 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our held-to-maturity portfolio which can be pledged for borrowing purposes, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at June 30, 2025:

	June 30, 2025
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank BIC	$1,138,334	$-	$1,138,334	$1,437,005
Federal Home Loan Bank	813,177	-	813,177	1,046,844
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,084,511	$-	$2,084,511	$2,483,849

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2025, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of June 30, 2025, we had internal sources of liquidity comprised of $291.8 million in cash and $566.6 million of unencumbered investment securities, which represented in the aggregate 15.7% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $2.9 billion. Our pledged collateral on short-term borrowing lines is comprised of $2.5 billion in loans and $1.5 million in investment securities held at market value. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first six months of 2025 was $61.3 million, driven by net income of $46.1 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $31.3 million during the first six months of 2025, driven by a net increase of purchases in our investment portfolio of $123.3 million in available-for-sale securities offset by a decrease in loans and leases of $54.1 million and proceeds from the sale, maturities, calls, and pay downs of investment securities of $51.0 million.

As of June 30, 2025, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $18.2 million. At June 30, 2025, we believe that we had sufficient sources of funds available to meet current loan commitments.

Net cash provided by financing activities totaled $49.1 million in the first six months of 2025, driven by an increase in deposits of $61.2 million, partially offset by $6.5 million dividends paid and $5.3 million in stock repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at June 30, 2025 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2024 Form 10-K.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of June 30, 2025, our loan and lease portfolio was comprised of 58.34% fixed rate and 41.66% variable rate loans. The majority of our variable loans also contain interest rate floors which are designed to mitigate the impact of decreases in interest rates as index rates drop.

The following table present the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at June 30, 2025, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
June 30, 2025
+300 bps	0.3%	(8.4%)
+200 bps	(0.1%)	(5.7%)
+100 bps	(0.1%)	(2.1%)
0 bps	-	-
-100 bps	(0.2%)	(0.2%)
-200 bps	(1.3%)	(3.1%)
-300 bps	(2.6%)	(8.3%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in or uncertainty around U.S. and foreign government policies, including the imposition of or further increases in tariffs and changes to existing trade agreements, could have a material adverse effect on the Bank’s customers, which, in turn, could adversely affect our business, financial condition and results of operations. In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s announced tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries. The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025. The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea. It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be affected, but to what extent remains uncertain.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. While the Administration has announced a delay in the implementation of those increased tariffs for most countries until August 1, 2025, the 10% baseline tariff that applies to nearly all imports from all countries remains in effect, country-specific bilateral trade negotiations are ongoing, and it remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. The extent and duration of any tariffs, and the resulting impact on global, national and state economic conditions generally, and on our customers’ businesses in particular, are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. Impacts to the general economic conditions, such as a heighted risk of a recession caused by lower GDP, higher unemployment and/or changes in the interest rate environment, could adversely impact our business. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows. If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in our local markets, our business, financial condition and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the six months ended June 30, 2025:
Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)
Total 1st Quarter 2025	703	$1,001.00	703	$19,205

April 1, 2025 to April 30, 2025	2,115	$1,006.42	2,115	$17,076
May 1, 2025 to May 31, 2025	53	1,000.01	53	17,023
June 1, 2025 to June 30, 2025	2,378	999.68	2,378	14,651
Total 2nd Quarter 2025	4,546	$1,002.82	4,546	$14,651
Total 2025	5,249	$1,002.58	5,249	$14,651

(1)
The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the six months ended June 30, 2025, excise tax expense totaled $53,000.

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

During the first six months of 2025, the Company repurchased 5,249 shares under the Repurchase Plan, for a total of $5.3 million, inclusive of the excise tax. As of June 30, 2025, there remains $14.7 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FARMERS & MERCHANTS BANCORP

Date: August 8, 2025	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)