Form 10-Q
period 2025-09-30
FARMERS & MERCHANTS BANCORP
filed 2025-11-07
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________

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
Yes ☐  No ☒

As of October 31, 2025, the registrant had 720,365 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$70,447	$71,058
Interest bearing deposits with banks	102,120	141,505
Total cash and cash equivalents	172,567	212,563
Securities available-for-sale, amortized cost $879,082 and $490,992, respectively	870,161	464,414
Securities held-to-maturity, fair value $604,131 and $610,953, respectively	734,628	769,443
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,604,339	1,233,407
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,608,346	3,678,388
Allowance for credit losses - loans and leases	(75,963)	(75,283)
Loans and leases held for investment, net	3,532,383	3,603,105
Bank-owned life insurance	75,954	74,085
Premises and equipment, net	54,369	51,367
Deferred income tax assets and income taxes receivable	28,224	36,729
Accrued interest receivable	31,505	30,152
Goodwill	11,183	11,183
Other intangibles	1,295	1,687
Other real estate owned	873	873
Other assets	101,626	99,496
Total Assets	$5,629,867	$5,370,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,581,097	$1,518,267
Interest bearing:
Demand	797,507	882,123
Savings and money market	1,757,896	1,583,202
Certificates of deposit	748,514	715,547
Total interest bearing	3,303,917	3,180,872
Total deposits	4,885,014	4,699,139
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	89,291	87,675
Total Liabilities	4,984,615	4,797,124

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 726,294 and 699,798 issued and 721,411 and 699,798 outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	8,201	-
Retained earnings	648,916	592,431
Accumulated other comprehensive loss, net of taxes	(6,942)	(19,366)
Treasury stock, at cost; 4,883 shares at September 30, 2025 and 0 shares at December 31, 2024	(4,930)	-
TOTAL SHAREHOLDERS’ EQUITY	645,252	573,072
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,629,867	$5,370,196

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$55,185	$56,698	$164,059	$168,296
Interest and dividends on investment securities	12,343	8,044	33,841	22,171
Interest on deposits with others	3,064	3,893	9,891	14,640
Total interest income	70,592	68,635	207,791	205,107

Interest expense
Deposits	14,981	16,421	44,785	48,972
Borrowed funds	-	-	-	986
Subordinated debentures	194	221	580	662
Total interest expense	15,175	16,642	45,365	50,620
Net interest income	55,417	51,993	162,426	154,487
Provision for credit losses	700	-	2,400	-
Net interest income after provision for credit losses	54,717	51,993	160,026	154,487
Non-interest income
Card processing	1,780	1,777	5,236	5,170
Service charges on deposit accounts	779	794	2,295	2,291
Increase in cash surrender value of BOLI	639	606	1,869	1,803
Net gain on sale of securities available-for-sale	-	743	-	743
Net gain on deferred compensation benefits	1,200	1,277	2,797	2,849
Other	2,469	1,083	5,210	3,266
Total non-interest income	6,867	6,280	17,407	16,122
Non-interest expense
Salaries and employee benefits	18,912	19,049	54,488	54,551
Data processing	1,764	1,513	5,186	4,503
Occupancy	1,259	1,318	3,854	3,793
Deposit insurance	719	705	2,217	2,119
Professional services	786	968	2,402	2,130
Marketing	478	504	1,397	1,546
Net gain on deferred compensation benefits	1,200	1,277	2,797	2,849
Other	3,830	2,421	8,767	7,207
Total non-interest expense	28,948	27,755	81,108	78,698
INCOME BEFORE INCOME TAXES	32,636	30,518	96,325	91,911
Income tax expense	8,918	8,397	26,543	25,300
NET INCOME	$23,718	$22,121	$69,782	$66,611

Earnings per common share:
Basic	$34.24	$29.96	$100.18	$89.91
Diluted	$33.92	$29.96	$99.67	$89.91

Weighted average number of common shares
Basic	692,727	738,421	696,572	740,898
Diluted	699,211	738,421	700,128	740,898

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$23,718	$22,121	$69,782	$66,611
Other comprehensive income
Unrealized gains on available-for-sale securities	8,722	8,769	17,657	5,074
Reclassification adjustment for gains on available-for-sale securities	-	(743)	-	(743)
Amortization of unrecognized loss on securities transferred to held-to-maturity	(5)	(17)	(19)	(66)
Net unrealized gains on securities	8,717	8,009	17,638	4,265
Income tax expense	(2,577)	(2,368)	(5,214)	(1,261)
Other comprehensive income, net of tax	6,140	5,641	12,424	3,004
Total comprehensive income	$29,858	$27,762	$82,206	$69,615

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2025 and 2024

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532
Net income	-	-	-	23,718	-	-	-	23,718
Other comprehensive income, net of tax	-	-	-	-	6,140	-	-	6,140
Forfeiture of restricted stock awards	(1,416)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	3,009	-	-	-	-	3,009
Cash dividends declared ($5.00 per share)	-	-	-	(3,595)	-	-	-	(3,595)
Repurchase of common stock	(12)	-	-	(12)	-	-	-	(12)
Adjustment common stock excise tax	-	-	-	12	-	-	-	12
Purchase of treasury stock	-	-	-	-	-	(2,528)	(2,552)	(2,552)
Balance as of September 30, 2025	726,294	$7	$8,201	$648,916	$(6,942)	(4,883)	$(4,930)	$645,252

Balance as of June 30, 2024	739,308	$7	$27,931	$563,383	$(15,101)	-	$-	$576,220
Net income	-	-	-	22,121	-	-	-	22,121
Other comprehensive income, net of tax	-	-	-	-	5,641	-	-	5,641
Repurchase of common stock	(1,313)	-	(1,286)	-	-	-	-	(1,286)
Balance as of September 30, 2024	737,995	$7	$26,645	$585,504	$(9,460)	-	$-	$602,696

(Dollars in thousands, except share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	69,782	-	-	-	69,782
Other comprehensive income, net of tax	-	-	-	-	12,424	-	-	12,424
Issuance of restricted stock awards	30,818	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(1,416)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	8,201	-	-	-	-	8,201
Cash dividends declared ($14.30 per share)	-	-	-	(10,364)	-	-	-	(10,364)
Repurchase of common stock	(2,906)	-	-	(2,933)	-	-	-	(2,933)
Purchase of treasury stock	-	-	-	-	-	(4,883)	(4,930)	(4,930)
Balance as of September 30, 2025	726,294	$7	$8,201	$648,916	$(6,942)	(4,883)	$(4,930)	$645,252

Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	-	$-	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	-	-	40
Net income	-	-	-	66,611	-	-	-	66,611
Other comprehensive income, net of tax	-	-	-	-	3,004	-	-	3,004
Cash dividends declared ($8.80 per share)	-	-	-	(6,507)	-	-	-	(6,507)
Repurchase of common stock	(9,976)	-	(10,207)	-	-	-	-	(10,207)
Balance as of September 30, 2024	737,995	$7	$26,645	$585,504	$(9,460)	-	$-	$602,696

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$69,782	$66,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,400	-
Depreciation and amortization	2,311	2,191
Net accretion of securities premiums and discounts	(1,083)	(1,132)
Stock based compensation expense	8,201	-
Increase in cash surrender value of BOLI	(1,869)	(1,803)
Decrease in deferred income taxes, net	4,010	5,829
Gain on sale of securities available-for-sale	-	(743)
Net changes in:
Other assets	(3,152)	(3,146)
Other liabilities	9,902	22,728
Net cash provided by operating activities	90,502	90,535
Cash flows from investing activities:
Net decrease (increase) in loans and leases held for investment	68,455	(49,540)
Purchase of available-for-sale securities	(426,729)	(300,456)
Purchase of held-to-maturity securities	(8,847)	(3,043)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	39,542	87,693
Proceeds from maturities, calls and pay downs of held-to-maturity securities	43,807	40,247
Purchase of premises and equipment	(5,348)	(1,413)
Purchase of other investments	(9,086)	(14,486)
Redemption of other investments	-	5,917
Proceeds from bank-owned life insurance	-	3,281
Proceeds from sale of assets	60	-
Net cash used in investing activities	(298,146)	(231,800)
Cash flows from financing activities:
Net increase in deposits	185,875	40,587
Cash dividends paid	(10,364)	(6,507)
Net cash used in share repurchase program	(2,933)	(10,207)
Purchase of treasury stock	(4,930)	-
Net cash provided by financing activities	167,648	23,873
Net change in cash and cash equivalents	(39,996)	(117,392)
Cash and cash equivalents, beginning of period	212,563	410,642
Cash and cash equivalents, end of period	$172,567	$293,250

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,495	$12,631
Income taxes paid	$10,002	$4,241

Supplemental disclosures of non-cash transactions:
Net change in unrealized losses on securities available-for-sale	$(17,657)	$(4,331)

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

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K.  As of September 30, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. On January 1, 2025, the Company adopted this standard with no material impact on the Company’s consolidated financial statements, and the new income tax disclosures will be required beginning with our 2025 Form 10-K.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). This ASU provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective in fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The Company is evaluating adoption timing and the impact ASU 2025-05 will have on its financial statements and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of September 30, 2025
U.S. Government-sponsored securities	$2,144	$1	$15	$2,130
Mortgage-backed securities(1)	758,047	6,599	18,183	746,463
Commercial mortgage-backed obligations(1)	1,231	23	-	1,254
Collateralized mortgage obligations(1)	21,356	-	479	20,877
Municipal securities	66,465	3,021	-	69,486
Corporate securities	29,529	148	36	29,641
Other	310	-	-	310
Total available-for-sale securities	$879,082	$9,792	$18,713	$870,161

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

The book values, estimated fair values and unrecognized gains and losses of investments classified as held-to-maturity are as follows:
	Amortized	Gross Unrecognized			Allowance for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of September 30, 2025
Mortgage-backed securities(1)	$598,870	$57	$119,781	$479,146	$-
Collateralized mortgage obligations(1)	63,635	-	10,634	53,001	-
Municipal securities	72,123	1,071	1,210	71,984	450
Total held-to-maturity securities	$734,628	$1,128	$131,625	$604,131	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

			September 30, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Government-sponsored securities	$798	$4	$686	$11	$1,484	$15
Mortgage-backed securities(1)	97,156	176	87,979	18,007	185,135	18,183
Collateralized mortgage obligations(1)	15,365	340	5,512	139	20,877	479
Corporate securities	4,684	36	-	-	4,684	36
Total available-for-sale securities	$118,003	$556	$94,177	$18,157	$212,180	$18,713

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

As of September 30, 2025, the Company held 320 available-for-sale securities of which 24 securities were in an unrealized loss position for less than twelve months and 109 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	September 30, 2025
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

The amortized cost and estimated fair values of investment securities at September 30, 2025 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,402	$5,402	$1,502	$1,491
After one year through five years	26,180	26,272	22,886	22,709
After five years through ten years	21,996	22,886	20,324	19,292
After ten years	825,504	815,601	689,916	560,639
Total	$879,082	$870,161	$734,628	$604,131

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of September 30, 2025, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
September 30, 2025

Municipal securities	$18,590	$933	$52,600	$72,123
Total	$18,590	$933	$52,600	$72,123

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2024

Municipal securities	$19,022	$403	$55,214	$74,639
Total	$19,022	$403	$55,214	$74,639

Proceeds from sales and calls of investment securities were as follows:

(Dollars in thousands)	Gross Proceeds	Gross Gains	Gross Losses
Nine months ended September 30, 2025	$925	$-	$-
Nine months ended September 30, 2024	$70,251	$839	$96

Pledged Securities

At September 30, 2025, investment securities carried at $688.4 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $712.5 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Loans and leases held for investment, net
Real estate:
Commercial	$1,425,598	$1,360,841
Agricultural	710,789	751,026
Residential and home equity	404,635	404,399
Construction	170,681	194,903
Total real estate	2,711,703	2,711,169
Commercial & industrial	488,440	504,403
Agricultural	251,958	289,847
Commercial leases	165,754	179,718
Consumer and other	4,727	5,084
Total gross loans and leases	3,622,582	3,690,221
Unearned income	(14,236)	(11,833)
Total net loans and leases	3,608,346	3,678,388
Allowance for credit losses	(75,963)	(75,283)
Total loans and leases held for investment, net	$3,532,383	$3,603,105

At September 30, 2025, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.2 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $805.9 million from FHLB and $1.1 billion from the FRB at September 30, 2025.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	September 30, 2025
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$7,249	$-	$955	$8,204	$1,409,788	$1,417,992	$955
Agricultural	-	-	-	-	710,789	710,789	-
Residential and home equity	-	134	-	134	404,501	404,635	-
Construction	-	-	-	-	170,681	170,681	-
Total real estate	7,249	134	955	8,338	2,695,759	2,704,097	955
Commercial & industrial	-	-	-	-	488,440	488,440	-
Agricultural	16	-	-	16	251,942	251,958	-
Commercial leases	1,404	-	-	1,404	157,720	159,124	-
Consumer and other	8	-	-	8	4,719	4,727	-
Total loans and leases, net	$8,677	$134	$955	$9,766	$3,598,580	$3,608,346	$955

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

	Three Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$-	$-	0.00%
Agricultural	-	-	-	-	-	-	0.00%
Residential and home equity	-	56	-	-	-	56	0.01%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	56	-	-	-	56	0.00%
Commercial & industrial	-	1,973	-	-	-	1,973	0.40%
Agricultural	-	-	-	-	-	-	0.00%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$2,029	$-	$-	$-	$2,029	0.06%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the three months ended September 30, 2025.

During the three months ended September 30, 2025, the Company modified one residential first mortgage loan with a 10-year maturity extension and re-amortization and one commercial loan with a maturity extension of 5 months.

	Nine Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	$-	$-	0.00%
Agricultural	-	983	-	1,656	-	2,639	0.37%
Residential and home equity	-	89	-	-	-	89	0.02%
Construction	-	-	-	-	-	-	0.00%
Total real estate	-	1,072	-	1,656	-	2,728	0.10%
Commercial & industrial	-	1,973	-	-	-	1,973	0.40%
Agricultural	-	43	-	-	-	43	0.02%
Commercial leases	-	-	-	-	-	-	0.00%
Consumer and other	-	-	-	-	-	-	0.00%
Total	$-	$3,088	$-	$1,656	$-	$4,744	0.13%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the nine months ended September 30, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

During the nine months ended September 30, 2025, the Company modified four agricultural real estate loans and one agricultural production loan, all related to the same agricultural borrower. Two of the loans had the contractual term extended by six months and three loans had principal and interest deferrals of six months. The Company also modified one home equity and one residential first mortgage loan with 10-year maturity extensions and re-amortizations and one commercial loan with a maturity extension of 5 months.

The Company did not enter into any loan modifications with borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place.

There was one loan modified within the last twelve months for $176,000 that had a payment default and was charged off during the nine months ended September 30, 2025 and none during the nine months ended September 30, 2024. There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months end September 30, 2025 and 2024.

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

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	September 30, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$142,589	$39,281	$115,585	$157,726	$195,827	$373,009	$256,616	$126,059	$1,406,692
Special mention	225	-	-	-	7,248	-	2,872	-	10,345
Substandard	-	-	-	955	-	-	-	-	955
Total Commercial	$142,814	$39,281	$115,585	$158,681	$203,075	$373,009	$259,488	$126,059	$1,417,992
Commercial
Current-period gross charge-offs	$-	$-	$-	$175	$-	$-	$-	$-	$175

Agricultural
Pass	$31,645	$24,140	$36,128	$63,037	$39,299	$180,437	$275,808	$48,931	$699,425
Special mention	3,156	-	-	-	-	3,100	5,108	-	11,364
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$34,801	$24,140	$36,128	$63,037	$39,299	$183,537	$280,916	$48,931	$710,789
Agricultural
Current-period gross charge-offs	$-	$-	$180	$939	$-	$-	$-	$-	$1,119

Residential and home equity
Pass	$27,780	$30,047	$33,424	$51,862	$78,030	$132,843	$49,851	$355	$404,192
Special mention	-	-	-	-	-	51	-	-	51
Substandard	-	-	-	-	-	56	336	-	392
Total Residential and home equity	$27,780	$30,047	$33,424	$51,862	$78,030	$132,950	$50,187	$355	$404,635
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$2,700	$-	$500	$-	$1,374	$150,218	$15,889	$170,681
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$2,700	$-	$500	$-	$1,374	$150,218	$15,889	$170,681
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$205,395	$96,168	$185,137	$274,080	$320,404	$690,870	$740,809	$191,234	$2,704,097

Commercial & industrial
Pass	$19,562	$22,263	$32,421	$17,112	$14,010	$6,420	$340,648	$31,389	$483,825
Special mention	-	-	-	47	-	-	203	4,348	4,598
Substandard	-	-	-	-	17	-	-	-	17
Total Commercial & industrial	$19,562	$22,263	$32,421	$17,159	$14,027	$6,420	$340,851	$35,737	$488,440
Commercial & industrial
Current-period gross charge-offs	$-	$-	$69	$98	$53	$12	$-	$-	$232

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	September 30, 2025
	Term Loans and Leases Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$192	$3,199	$2,431	$2,232	$1,133	$2,414	$232,975	$7,290	$251,866
Special mention	-	-	-	33	-	-	-	43	76
Substandard	-	-	-	-	-	-	16	-	16
Total Agricultural	$192	$3,199	$2,431	$2,265	$1,133	$2,414	$232,991	$7,333	$251,958
Agricultural
Current-period gross charge-offs	$-	$-	$-	$200	$34	$-	$-	$-	$234

Commercial leases
Pass	$7,614	$30,148	$69,867	$22,649	$6,297	$22,549	$-	$-	$159,124
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$7,614	$30,148	$69,867	$22,649	$6,297	$22,549	$-	$-	$159,124
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,076	$561	$694	$295	$33	$1,115	$767	$-	$4,541
Special mention	-	-	-	-	-	-	-	-	-
Substandard	174	-	-	-	-	12	-	-	186
Total Consumer and other	$1,250	$561	$694	$295	$33	$1,127	$767	$-	$4,727
Consumer and other
Current-period gross charge-offs	$31	$3	$-	$-	$-	$10	$-	$-	$44
Total net loans and leases
Pass	$230,458	$152,339	$290,550	$315,413	$334,629	$720,161	$1,306,883	$229,913	$3,580,346
Special mention	3,381	-	-	80	7,248	3,151	8,183	4,391	26,434
Substandard	174	-	-	955	17	68	352	-	1,566
Total net loans and leases	$234,013	$152,339	$290,550	$316,448	$341,894	$723,380	$1,315,418	$234,304	$3,608,346
Total current-period gross charge-offs	$31	$3	$249	$1,412	$87	$22	$-	$-	$1,804

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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Balance at beginning of the period	$15,626	$17,035
New loans or advances during year	495	1,871
Effect of changes in composition of related parties	(80)	-
Repayments	(2,624)	(3,280)
Balance at end of period	$13,417	$15,626

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

There were no collateral dependent loans or leases at September 30, 2025.

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

The following tables present a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$76,169	$2,800	$78,969	$75,032	$3,690	$78,722
Provision for/(reversal of) credit losses	700	-	700	1,000	(1,000)	-
Charge-offs	(962)	-	(962)	(255)	-	(255)
Recoveries	56	-	56	39	-	39
Net (charge-offs)/recoveries	(906)	-	(906)	(216)	-	(216)
Balance at end of period	$75,963	$2,800	$78,763	$75,816	$2,690	$78,506

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$75,283	$2,690	$77,973	$74,965	$3,690	$78,655
Provision for/(reversal of) credit losses	2,290	110	2,400	1,000	(1,000)	-
Charge-offs	(1,804)	-	(1,804)	(281)	-	(281)
Recoveries	194	-	194	132	-	132
Net (charge-offs)/recoveries	(1,610)	-	(1,610)	(149)	-	(149)
Balance at end of period	$75,963	$2,800	$78,763	$75,816	$2,690	$78,506

Changes in the ACL on loans and leases for the periods indicated are as follows:

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,946	$568	$-	$-	$21,514
Agricultural	24,469	812	(939)	5	24,347
Residential and home equity	7,599	(126)	-	-	7,473
Construction	2,766	54	-	-	2,820
Total real estate	55,780	1,308	(939)	5	56,154
Commercial & industrial	7,326	30	-	19	7,375
Agricultural	6,982	(375)	-	24	6,631
Commercial leases	5,858	(275)	-	-	5,583
Consumer and other	223	12	(23)	8	220
Total allowance for credit losses	$76,169	$700	$(962)	$56	$75,963

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	For the Three Months Ended September 30, 2024
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,608	$(1,570)	$-	$-	$21,038
Agricultural	16,486	6,932	-	-	23,418
Residential and home equity	7,584	(593)	(29)	5	6,967
Construction	2,165	1,308	-	-	3,473
Total real estate	48,843	6,077	(29)	5	54,896
Commercial & industrial	10,972	(2,996)	(200)	15	7,791
Agricultural	6,908	8	-	13	6,929
Commercial leases	7,597	(1,628)	-	-	5,969
Consumer and other	712	(461)	(26)	6	231
Total allowance for credit losses	$75,032	$1,000	$(255)	$39	$75,816

	For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,382	$1,307	$(175)	$-	$21,514
Agricultural	23,615	1,846	(1,119)	5	24,347
Residential and home equity	7,340	127	-	6	7,473
Construction	3,055	(235)	-	-	2,820
Total real estate	54,392	3,045	(1,294)	11	56,154
Commercial & industrial	7,791	(326)	(232)	142	7,375
Agricultural	6,725	116	(234)	24	6,631
Commercial leases	6,153	(570)	-	-	5,583
Consumer and other	222	25	(44)	17	220
Total allowance for credit losses	$75,283	$2,290	$(1,804)	$194	$75,963

	For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$26,093	$(5,055)	$-	$-	$21,038
Agricultural	7,744	15,674	-	-	23,418
Residential and home equity	7,770	(793)	(29)	19	6,967
Construction	4,432	(959)	-	-	3,473
Total real estate	46,039	8,867	(29)	19	54,896
Commercial & industrial	13,380	(5,440)	(200)	51	7,791
Agricultural	8,872	(1,959)	-	16	6,929
Commercial leases	6,537	(568)	-	-	5,969
Consumer and other	137	100	(52)	46	231
Total allowance for credit losses	$74,965	$1,000	$(281)	$132	$75,816

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4—Other Real Estate Owned

OREO was $873,000 at September 30, 2025 and December 31, 2024, respectively, which includes property no longer utilized for business operations and property acquired through foreclosure proceedings. These properties are carried at fair value less selling costs determined at the date acquired. Losses, if any, arising from properties acquired through foreclosure are charged against the allowance for loan losses at the time of foreclosure. Subsequent declines in value, periodic holding costs, and net gains or losses on disposition are included in other operating expense as incurred.

During the second quarter of 2025, the Company recorded an additional $326,000 in other real estate owned, which was sold during the third quarter of 2025 at the carrying value.

Note 5—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:
(Dollars in thousands)	September 30, 2025	December 31, 2024
Certificates of deposit:
Certificates of deposit equal to or less than $250,000	$347,963	$330,475
Certificates of deposit greater than $250,000	400,551	385,072
Total certificates of deposit	$748,514	$715,547

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2025	$303,034
2026	438,277
2027	5,027
2028	1,588
2029	237
2030	351
Total certificates of deposit	$748,514

Overdrawn deposit balances of $166,000 and $156,000 were classified as consumer loans at September 30, 2025 and December 31, 2024, respectively.

Note 6—Short-term borrowings

As of September 30, 2025 and December 31, 2024, committed lines of credit arrangements totaling $2.1 billion, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a committed credit line of $807.3 million, which is secured by $1.2 billion in various real estate loans and $1.4 million in investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.36% as of September 30, 2025.

The Company has $1.4 billion in pledged loans with the FRB. As of September 30, 2025, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 4.25% as of September 30, 2025.

There were no outstanding advances on the above borrowing facilities as of September 30, 2025 or December 31, 2024.

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

September 30, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$2,130	$-	$2,130	$-	$2,130
Mortgage-backed securities	746,463	-	746,463	-	746,463
Commercial mortgage-backed securities	1,254	-	1,254	-	1,254
Collateralized mortgage obligations	20,877	-	20,877	-	20,877
Municipal securities	69,486	-	69,486	-	69,486
Corporate securities	29,641	-	29,641	-	29,641
Other	310	-	310	-	310
Other equity investments	$3,050	$3,050	$-	$-	$3,050
Derivatives not designated as hedging instruments	$218	$-	$218	$-	$218

Financial liabilities
Derivatives not designated as hedging instruments	$229	$-	$229	$-	$229

Fair valued on a non-recurring basis:
Other real estate owned	$873	$-	$-	$873	$873

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,644	$-	$2,644	$-	$2,644
Mortgage-backed securities	439,858	-	439,858	-	439,858
Commercial mortgage-backed securities	1,212	-	1,212	-	1,212
Collateralized mortgage obligations	5,497	-	5,497	-	5,497
Corporate securities	14,856	-	14,856	-	14,856
Other	347	-	347	-	347

Fair valued on a non-recurring basis:
Collateral dependent loans	$929	$-	$-	$929	$929
Other real estate owned	873	-	-	873	873

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

September 30, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$172,567	$172,567	$-	$-	$172,567
Held-to-maturity securities, net	734,178	-	532,147	71,984	604,131
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,532,383	-	-	3,526,525	3,526,525

Financial liabilities:
Total deposits	$4,885,014	$-	$4,882,391	$-	$4,882,391
Subordinated debentures	10,310	-	12,180	-	12,180

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$212,563	$212,563	$-	$-	$212,563
Held-to-maturity securities, net	768,993	-	537,384	73,569	610,953
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,603,105	-	-	3,523,057	3,523,057

Financial liabilities:
Total deposits	$4,699,139	$-	$4,695,388	$-	$4,695,388
Subordinated debentures	10,310	-	11,738	-	11,738

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. Shares are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. For the three and nine months ended September 30, 2025, there were no potential common shares that were anti-dilutive.

The following tables present the factors used in the earnings per share computation for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2025	2024

Net income	$23,718	$22,121

Weighted average common shares outstanding for basic earnings per common share	692,727	738,421
Dilutive potential common shares	6,484	-
Shares used in computing diluted earnings per common share	699,211	738,421

Basic earnings per common share	$34.24	$29.96
Diluted earnings per common share	$33.92	$29.96

	Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2025	2024

Net income	$69,782	$66,611

Weighted average common shares outstanding for basic earnings per common share	696,572	740,898
Dilutive potential common shares	3,556	-
Shares used in computing diluted earnings per common share	700,128	740,898

Basic earnings per common share	$100.18	$89.91
Diluted earnings per common share	$99.67	$89.91

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company incurred no expense for the ERP during the nine months ended September 30, 2025 due to the freezing of the plans and a net expense of $6.8 million during the nine months ended September 30, 2024. The Company’s carrying value of the liability under the ERP was $58.1 million as of September 30, 2025 and $61.4 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of common stock held as investments in the Rabbi Trust of the ERP as of September 30, 2025 and December 31, 2024 totaled 47,806 and 48,877 shares with an historical cost basis of $31.4 million and $31.8 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP investments were $2.2 million and $2.4 million at September 30, 2025 and 2024, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

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

The Company incurred no expense for the SMRP during the nine months ended September 30, 2025 due to the freezing of the plans and a net expense of $3.4 million for the nine months ended September 30, 2024. The plan recognized $0.1 million in forfeitures for the nine months ended September 30, 2025. The Company’s carrying value of the liability under the SMRP was $20.6 million as of September 30, 2025 and $21.2 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of September 30, 2025 and December 31, 2024 totaled 17,946 and 19,647 shares with an historical cost basis of $13.9 million and $14.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of September 30, 2025 and December 31, 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $0.6 million and $0.5 million at September 30, 2025 and 2024, respectively. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10—Stock-Based Compensation

Restricted Stock Award Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares to directors and employees of the Company and its subsidiaries and affiliates. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock was determined using a volume weighted average price over a 30-day period as of the grant date, which equaled $1,033.03 per share. The first awards were granted on February 3, 2025 and totaled 30,818 shares. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards were comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 50,598 at September 30, 2025. The unvested restricted shares generally have voting rights and dividend rights; however, the dividends are paid to the holder only if, when and to the extent such unvested restricted shares vest. Dividends on forfeited restricted stock are also forfeited.

The following tables summarize the change in the Company’s nonvested shares for the three and nine months ended September 30, 2025:

	Number of Shares	Weighted Average Fair Value at Grant-Date
Restricted Stock Award
Nonvested shares outstanding, June 30, 2025	30,818	$1,033.03
Granted	-	-
Vested	-	-
Forfeited	1,416	-
Nonvested shares outstanding, September 30, 2025	29,402	$1,033.03

	Number of Shares	Weighted Average Fair Value at Grant-Date
Restricted Stock Award
Nonvested shares outstanding, January 1, 2025	-	$-
Granted	30,818	1,033.03
Vested	-	-
Forfeited	1,416	-
Nonvested shares outstanding, September 30, 2025	29,402	$1,033.03

For the nine months ended September 30, 2025, the Company has recognized $8.2 million in compensation cost related to shares granted under the 2025 Plan. As of September 30, 2025, there was $23.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2025 Plan. The remaining cost is expected to be recognized over a weighted-average period of 1.92 years. No shares of restricted stock vested during the three and nine months ended September 30, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11—Derivatives

Derivatives Not Designated as Hedging Instruments
As a customer accommodation, the Company may enter into interest rate swaps with its loan customers. The Company also enters into corresponding offsetting derivatives with third parties. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,842	$218	$-	$-
Total included in other assets		$218		$-

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,842	$229	$-	$-
Total included in other liabilities		$229		$-

	Location of Gain or (Loss) Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Derivatives	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$1	$-	$(11)	$-
Total		$1	$-	$(11)	$-

Note 12—Commitments and Contingencies

In the normal course of business, the Company enters into financial instruments with off-balance-sheet risk/commitments in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit, and other types of financial guarantees. The Company had the following off-balance-sheet risk/commitments as of the dates indicated.

(Dollars in thousands)	September 30, 2025	December 31, 2024

Commitments to extend credit, including unsecured commitments of $20,926 and $20,535 as of September 30, 2025 and December 31, 2024, respectively	$1,057,402	$1,006,649
Standby letters of credit, including unsecured commitments of $4,993 and $4,490 as of September 30, 2025 and December 31, 2024, respectively	18,995	15,411

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $2.8 million at September 30, 2025 and $2.7 million at December 31, 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12—Commitments and Contingencies—Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at September 30, 2025 had maturity dates ranging from 1 to 54 months with a final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At September 30, 2025 and December 31, 2024, the balance of the investments in LIHTC was $45.3 million and $43.8 million, respectively. These balances are reflected in other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $16.0 million and $18.9 million at September 30, 2025 and December 31, 2024, respectively. These balances are reflected in interest payable and other liabilities on the consolidated balance sheets. The Company expects to fulfill these commitments through 2040. Additionally, during the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recognized tax credits from its investments in LIHTC of $3.9 million and $4.4 million, respectively.

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

Note 13—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

■	higher defaults in our loan and lease portfolio than we expect;
■	changes in management’s estimate of the adequacy of the allowance for credit losses;
■	risks associated with our growth and expansion strategy and related costs;
■	increased lending risks associated with our high concentration of real estate loans or agricultural loans;
■	legislative or regulatory changes, changes in monetary and fiscal policies or changes in accounting principles, policies or guidelines;
■	technological changes;
■	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
■	regulatory or judicial proceedings; and
■
other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s 2024  Form 10-K.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Please take into account that forward-looking statements speak only as of the date of this Form 10-Q (or documents incorporated by reference, if applicable). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances after the date of this Report or otherwise, except as may be required by applicable law.

The Company does not undertake any obligation to publicly correct or update any forward-looking statements if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statements, except as required by law.

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking-related subsidiaries, which the Company may establish or acquire. Over 109 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then, the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland, Napa, and Danville. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

The Company’s outstanding common stock as of September 30, 2025, consisted of 721,411 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of September 30, 2025. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Tangible Common Equity Ratio and	September 30,	December 31,	September 30,
Tangible Book Value Per Common Share	2025	2024	2024
(Dollars in thousands, except share and per share data)
Shareholders’ equity	$645,252	$573,072	$602,696
Less: Intangible assets	12,478	12,870	13,007
Tangible common equity	$632,774	$560,202	$589,689

Total assets	$5,629,867	$5,370,196	$5,418,132
Less: Intangible assets	12,478	12,870	13,007
Tangible assets	$5,617,389	$5,357,326	$5,405,125

Tangible common equity ratio(1)	11.26%	10.46%	10.91%
Book value per common share(2)	$894.43	$818.91	$816.67
Tangible book value per common share(3)	$877.13	$800.52	$799.04
Common shares outstanding	721,411	699,798	737,995

(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three- and nine-month periods ended September 30, 2025 and 2024 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2024, and 2023 can be found in  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2025	2024	2025	2024
Earnings Summary:
Interest income	$70,592	$68,635	$207,791	$205,107
Interest expense	15,175	16,642	45,365	50,620
Net interest income	55,417	51,993	162,426	154,487
Provision for credit losses	700	-	2,400	-
Non-interest income	6,867	6,280	17,407	16,122
Non-interest expense	28,948	27,755	81,108	78,698
Income before taxes	32,636	30,518	96,325	91,911
Income tax expense	8,918	8,397	26,543	25,300
Net Income	$23,718	$22,121	$69,782	$66,611

Per Common Share Data:
Basic earnings per common share	$34.24	$29.96	$100.18	$89.91
Diluted earnings per common share	$33.92	$29.96	$99.67	$89.91
Book value per common share	$894.43	$816.67	$894.43	$816.67
Tangible book value per common share(1)	$877.13	$799.04	$877.13	$799.04

Performance Ratios:
Return on average assets	1.70%	1.65%	1.68%	1.65%
Return on average equity	15.10%	15.03%	15.28%	15.55%
Net interest margin (tax equivalent)	4.16%	4.07%	4.14%	4.04%
Yield on average loans and leases (tax equivalent)	6.05%	6.13%	6.06%	6.11%
Cost of average total deposits	1.22%	1.39%	1.24%	1.39%
Efficiency ratio	46.48%	47.63%	45.10%	46.13%
Loan-to-deposit ratio	74.16%	78.87%	74.16%	78.87%
Percentage of checking deposits to total deposits	48.69%	50.01%	48.69%	50.01%

Capital Ratios - Bancorp:
Common equity tier 1 capital to risk-weighted assets	14.26%	13.47%	14.26%	13.47%
Tier 1 capital to risk-weighted assets	14.48%	13.70%	14.48%	13.70%
Risk-based capital to risk-weighted assets	15.74%	14.95%	15.74%	14.95%
Tier 1 leverage capital ratio	11.59%	11.32%	11.59%	11.32%
Tangible common equity ratio(1)	11.26%	10.91%	11.26%	10.91%

(1) See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$274,506	$3,065	4.43%	$286,108	$3,893	5.41%
Investment securities:(1)
Taxable securities	1,331,683	11,067	3.32%	1,055,551	7,116	2.70%
Non-taxable securities(2)	66,137	1,173	7.10%	62,021	767	4.95%
Total investment securities	1,397,820	12,240	3.50%	1,117,572	7,883	2.82%
Loans:(3)
Real estate:
Commercial	1,412,052	19,638	5.52%	1,343,844	18,118	5.36%
Agricultural	717,015	10,108	5.59%	732,100	10,600	5.76%
Residential and home equity	401,365	5,153	5.09%	404,014	4,979	4.90%
Construction	175,351	3,177	7.19%	205,061	3,623	7.03%
Total real estate	2,705,783	38,076	5.58%	2,685,019	37,320	5.53%
Commercial & industrial	483,192	8,862	7.28%	507,504	9,693	7.60%
Agricultural	258,126	5,182	7.96%	308,530	6,547	8.44%
Commercial leases	167,914	2,976	7.03%	174,939	3,046	6.93%
Consumer and other	5,206	89	6.78%	5,500	92	6.65%
Total loans and leases	3,620,221	55,185	6.05%	3,681,492	56,698	6.13%
Non-marketable securities	15,549	334	8.52%	15,549	317	8.11%
Total interest earning assets	5,308,096	70,824	5.29%	5,100,721	68,791	5.37%
Allowance for credit losses	(76,505)			(75,488)
Non-interest earning assets	356,589			350,420
Total average assets	$5,588,180			$5,375,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$794,683	695	0.35%	$877,985	776	0.35%
Savings and money market accounts	1,786,743	8,404	1.87%	1,636,997	8,358	2.03%
Certificates of deposit greater than $250,000	393,222	3,431	3.46%	404,988	4,231	4.16%
Certificates of deposit equal to or less than $250,000	343,364	2,451	2.83%	354,311	3,056	3.43%
Total interest bearing deposits	3,318,012	14,981	1.79%	3,274,281	16,421	2.00%
Subordinated debentures	10,310	194	7.47%	10,310	221	8.53%
Total interest bearing liabilities	3,328,322	15,175	1.81%	3,284,591	16,642	2.02%
Non-interest bearing deposits	1,539,835			1,410,025
Total funding	4,868,157	15,175	1.24%	4,694,616	16,642	1.41%
Other non-interest bearing liabilities	91,883			92,147
Shareholders’ equity	628,140			588,890
Total average liabilities and shareholders’ equity	$5,588,180			$5,375,653

Net interest income and margin(4)		$55,649	4.16%		$52,149	4.07%
Interest rate spread			3.48%			3.35%
Tax equivalent adjustment		(232)			(156)
Net interest income		$55,417	4.14%		$51,993	4.06%

(1)Excludes average unrealized losses of $17.2 million and $17.0 million for the three months ended September 30, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $1.6 million and $1.3 million for the three months ended September 30, 2025 and 2024,   respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$297,885	$9,892	4.44%	$358,180	$14,640	5.46%
Investment securities:(1)
Taxable securities	1,264,605	30,601	3.23%	1,012,943	19,309	2.54%
Non-taxable securities(2)	66,813	2,765	5.52%	62,483	2,289	4.88%
Total investment securities	1,331,418	33,366	3.34%	1,075,426	21,598	2.68%
Loans:(3)
Real estate:
Commercial	1,379,852	56,188	5.44%	1,338,178	53,711	5.36%
Agricultural	729,365	31,494	5.77%	727,478	31,361	5.76%
Residential and home equity	399,028	14,928	5.00%	403,737	14,666	4.85%
Construction	180,147	9,329	6.92%	217,368	11,502	7.07%
Total real estate	2,688,392	111,939	5.57%	2,686,761	111,240	5.53%
Commercial & industrial	489,567	26,952	7.36%	497,925	28,101	7.54%
Agricultural	262,733	15,647	7.96%	313,596	19,606	8.35%
Commercial leases	170,801	9,256	7.25%	173,474	9,064	6.98%
Consumer and other	5,155	265	6.87%	5,614	285	6.78%
Total loans and leases	3,616,648	164,059	6.06%	3,677,370	168,296	6.11%
Non-marketable securities	15,549	1,020	8.77%	15,549	1,038	8.92%
Total interest earning assets	5,261,500	208,337	5.29%	5,126,525	205,572	5.36%
Allowance for credit losses	(76,202)			(75,518)
Non-interest earning assets	349,700			345,236
Total average assets	$5,534,998			$5,396,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$878,917	4,267	0.65%	$914,908	3,568	0.52%
Savings and money market accounts	1,723,405	23,160	1.80%	1,623,784	23,253	1.91%
Certificates of deposit greater than $250,000	386,639	10,219	3.53%	419,528	13,264	4.22%
Certificates of deposit equal to or less than $250,000	331,959	7,139	2.88%	354,164	8,887	3.35%
Total interest bearing deposits	3,320,920	44,785	1.80%	3,312,384	48,972	1.97%
Short-term borrowings	1	-	0.00%	22,629	986	5.82%
Subordinated debentures	10,310	580	7.52%	10,310	662	8.58%
Total interest bearing liabilities	3,331,231	45,365	1.82%	3,345,323	50,620	2.02%
Non-interest bearing deposits	1,505,088			1,393,955
Total funding	4,836,319	45,365	1.25%	4,739,278	50,620	1.43%
Other non-interest bearing liabilities	89,604			85,788
Shareholders’ equity	609,075			571,177
Total average liabilities and shareholders’ equity	$5,534,998			$5,396,243

Net interest income and margin(4)		$162,972	4.14%		$154,952	4.04%
Interest rate spread			3.47%			3.34%
Tax equivalent adjustment		(546)			(465)
Net interest income		$162,426	4.13%		$154,487	4.03%

(1)Excludes average unrealized losses of $20.8 million and $19.6 million for the nine months ended September 30, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $5.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024,   respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Third Quarter 2025 vs. Third Quarter 2024
Interest bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.43% and 5.41% for the third quarter of 2025 and 2024, respectively. The decrease was primarily the result of the Federal Open Market Committee (“FOMC”) decreasing rates by 125 basis points from September 2024 to September 2025. Average interest bearing deposits with banks were $274.5 million and $286.1 million for the quarter ended September 30, 2025 and 2024, respectively. Interest income on interest bearing deposits with banks was $3.1 million and $3.9 million for the quarter ended September 30, 2025 and 2024, respectively.

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

Average total investment securities were $1.4 billion and $1.1 billion for the quarter ended September 30, 2025 and 2024, respectively. The average yield on total investment securities was 3.50% and 2.82% for the quarter ended September 30, 2025 and 2024, respectively. The increase in the yield reflects the increase in yields on purchases in 2024 and during the nine months ended September 30, 2025.

Average loans and leases held for investment were $3.6 billion and $3.7 billion for the quarter ended September 30, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.05% and 6.13% for the quarter ended September 30, 2025 and 2024, respectively. The decrease in the loan yield reflects the decrease in market interest rates compared to the same period in the prior year.

Average interest bearing deposits were $3.3 billion for the quarters ended September 30, 2025 and 2024. The average rate paid on interest bearing deposits was 1.79% and 2.00% for the quarter ended September 30, 2025 and 2024, respectively. Total interest expense on interest bearing deposits was $15.0 million and $16.4 million for the quarter ended September 30, 2025 and 2024, respectively, with the decrease driven by decreases in short-term market interest rates compared to the same period in the prior year. The average rate paid on total funding costs was 1.24% and 1.41% for the quarter ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
Average interest bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.44% and 5.46% for the first nine months of 2025 and 2024, respectively. The decrease was primarily the result of the FOMC decreasing rates by 125 basis points from September 2024 to September 2025. Average interest bearing deposits with banks was $297.9 million and $358.2 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income on interest bearing deposits with banks was $9.9 million and $14.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Average total investment securities were $1.3 billion and $1.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The average yield on total investment securities was 3.34% and 2.68% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the yield reflects the increase in yields on purchases in 2024 and during the nine months ended September 30, 2025.

Average loans and leases held for investment were $3.6 billion and $3.7 billion for the nine months ended September 30, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.06% and 6.11% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the loan yield reflects the decrease in market interest rates compared to the same period in the prior year.

Average interest bearing deposits were $3.3 billion for the nine months ended September 30, 2025 and 2024. The average rate paid on interest bearing deposits was 1.80% and 1.97% for the nine months ended September 30, 2025 and 2024, respectively. Total interest expense on interest bearing deposits was $44.8 million and $49.0 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was driven by decreases in short-term market interest rates compared to the same period in the prior year. The average rate paid on total funding costs was 1.25% and 1.43% for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30, 2025 compared with 2024			Nine Months Ended September 30, 2025 compared with 2024
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(151)	$(677)	$(828)	$(2,251)	$(2,497)	$(4,748)
Investment securities:
Taxable securities	2,091	1,860	3,951	5,417	5,875	11,292
Non-taxable securities	54	353	407	166	310	476
Total investment securities	2,145	2,213	4,358	5,583	6,185	11,768
Loans:
Real estate:
Commercial	971	549	1,520	1,655	822	2,477
Agricultural	(204)	(288)	(492)	67	66	133
Residential and home equity	(30)	204	174	(177)	439	262
Construction	(527)	81	(446)	(1,941)	(232)	(2,173)
Total real estate	210	546	756	(396)	1,095	699
Commercial & industrial	(441)	(390)	(831)	(477)	(672)	(1,149)
Agricultural	(1,014)	(351)	(1,365)	(3,076)	(883)	(3,959)
Commercial leases	(117)	47	(70)	(144)	336	192
Consumer and other	(5)	2	(3)	(24)	4	(20)
Total loans and leases	(1,367)	(146)	(1,513)	(4,117)	(120)	(4,237)
Non-marketable securities	-	17	17	-	(18)	(18)
Total interest income	627	1,407	2,034	(785)	3,550	2,765

Interest expense:
Interest bearing deposits:
Demand	(71)	(10)	(81)	(146)	845	699
Savings and money market accounts	740	(694)	46	1,375	(1,468)	(93)
Certificates of deposit greater than $250,000	(118)	(682)	(800)	(988)	(2,057)	(3,045)
Certificates of deposit equal to or less than $250,000	(91)	(514)	(605)	(535)	(1,213)	(1,748)
Total interest bearing deposits	460	(1,900)	(1,440)	(294)	(3,893)	(4,187)

Short-term borrowings	-	-	-	(986)	-	(986)
Subordinated debentures	-	(27)	(27)	-	(82)	(82)
Total interest expense	460	(1,927)	(1,467)	(1,280)	(3,975)	(5,255)
Net interest income	$167	$3,334	$3,501	$495	$7,525	$8,020

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		$ Better /	% Better /	Nine Months Ended September 30,		$ Better /	% Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)	2025	2024	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$70,592	$68,635	$1,957	2.85%	$207,791	$205,107	$2,684	1.31%
Interest expense	15,175	16,642	1,467	8.82%	45,365	50,620	5,255	10.38%
Net interest income	55,417	51,993	3,424	6.59%	162,426	154,487	7,939	5.14%
Provision for credit losses	700	-	(700)	N/A	2,400	-	(2,400)	N/A
Net interest income after provision for credit losses	54,717	51,993	2,724	5.24%	160,026	154,487	5,539	3.59%
Non-interest income	6,867	6,280	587	9.35%	17,407	16,122	1,285	7.97%
Non-interest expense	28,948	27,755	(1,193)	(4.30%)	81,108	78,698	(2,410)	(3.06%)
Income before income tax expense	32,636	30,518	2,118	6.94%	96,325	91,911	4,414	4.80%
Income tax expense	8,918	8,397	(521)	(6.20%)	26,543	25,300	(1,243)	(4.91%)
Net income	$23,718	$22,121	$1,597	7.22%	$69,782	$66,611	$3,171	4.76%

For the three and nine months ended September 30, 2025, net income was $23.7 million and $69.8 million, respectively, compared to $22.1 million and $66.6 million for the same periods a year ago. For the three months ended September 30, 2025, the increase in net income was primarily the result of higher net interest income of $3.4 million and a $0.6 million increase in non-interest income. These increases were offset by a $0.7 million provision for credit losses during the third quarter of 2025, compared to no provision in 2024, and an increase of $1.2 million in non-interest expense during the three months ended September 30, 2025, compared to the same period in the prior year.

For the nine months ended September 30, 2025, the increase in net income was primarily the result of higher net interest income of $7.9 million and a $1.3 million increase in non-interest income. These increases were offset by a $2.4 million provision for credit losses during the nine months ended September 30, 2025, compared to no provision during the same period in 2024, an increase of $2.4 million in non-interest expense and an increase in income tax expense of $1.2 million during the first nine months of 2025, compared to the same period in the prior year.

Net Interest Income and Net Interest Margin
For the quarter ended September 30, 2025 and 2024, net interest income was $55.4 million compared with $52.0 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 9 basis points to 4.16% compared with 4.07% for the same period a year earlier. The increase in the net interest margin was primarily the result of a decrease in deposit costs of $1.4 million due to the interest rate environment, as the federal funds rate decreased 125 basis points from September 2024 to September 2025. The investment securities yield during the third quarter of 2025 increased 68 basis points from 2.82% to 3.50% compared to the third quarter of 2024. The loan yield decreased 8 basis points from 6.13% to 6.05% compared to the third quarter of 2024. The cost of interest bearing deposits decreased 21 basis points from 2.00% to 1.79% and outpaced the decrease in loan yield over the same period a year earlier.

For the nine months ended September 30, 2025 and 2024, net interest income was $162.4 million compared with $154.5 million, respectively. The increase is primarily the result of the net interest margin (tax equivalent basis) increasing 10 basis points to 4.14% compared with 4.04% for the same period a year earlier. The increase in the net interest margin was primarily the result of a decrease in deposit costs of $4.2 million due to the interest rate environment, as the federal funds rate decreased 125 basis points from September 2024 to September 2025, and a decrease in short-term borrowing costs of $1.0 million. The investment securities yield increased 66 basis points from 2.68% to 3.34% compared to the first nine months of 2024. The loan yield decreased 5 basis points from 6.11% to 6.06% compared to the first nine months of 2024. The cost of interest bearing deposits decreased 17 basis points from 1.97% to 1.80% and outpaced the decrease in loan yield over the same period a year earlier.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $0.7 million provision for credit losses during the three months ended September 30, 2025 compared to no provision for the same period a year ago. Net charge-offs during the three months ended September 30, 2025 were $906,000 compared to $216,000 for the same period a year earlier.

The Company recorded a $2.4 million provision for credit losses during the first nine months of 2025 compared to no provision for credit losses during the first nine months of 2024. The increase in the provision was primarily due to higher net charge-offs in the first nine months of 2025 and an increase in economic qualitative risk factors beginning in the second quarter of 2025. Net charge-offs during the first nine months of 2025 were $1.6 million compared to net charge-offs of $149,000 in the first nine months of 2024.

Non-interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Better / (Worse)	% Better / (Worse)	2025	2024	$ Better / (Worse)	% Better / (Worse)
Non-interest income:
Card processing	$1,780	$1,777	$3	0.17%	$5,236	$5,170	$66	1.28%
Net gain on deferred compensation benefits	1,200	1,277	(77)	(6.03%)	2,797	2,849	(52)	(1.83%)
Service charges on deposit accounts	779	794	(15)	(1.89%)	2,295	2,291	4	0.17%
Increase in cash surrender value of BOLI	639	606	33	5.45%	1,869	1,803	66	3.66%
Net gain on sale of securities available-for-sale	-	743	(743)	N/A	-	743	(743)	N/A
Other	2,469	1,083	1,386	127.98%	5,210	3,266	1,944	59.52%
Total non-interest income	$6,867	$6,280	$587	9.35%	$17,407	$16,122	$1,285	7.97%

Non-interest income increased $0.6 million, or 9.35%, to $6.9 million for the quarter ended September 30, 2025, compared with $6.3 million for the same period a year earlier. The year-over-year increase in non-interest income was primarily due to a $1.3 million gain on early payoff of leases, partially offset by a $0.7 million decrease in the gain on sale of investment securities.

The Company recorded net gains on deferred compensation plan investments of $1.2 million for the quarter ended September 30, 2025, compared with net gains of $1.3 million for the same respective period a year ago. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest income increased $1.3 million, or 7.97%, to $17.4 million for the nine months ended September 30, 2025, compared with $16.1 million for the same period of 2024. The year-over-year increase in non-interest income was primarily due to a $2.0 million increase in other non-interest income, partially offset by a $0.7 million decrease in the gain on sale of investment securities. The increase in other non-interest income was primarily due to a $1.3 million increase in the gain on early payoff of leases.

The Company recorded net gains on deferred compensation plan investments of $2.8 million for the nine months ended September 30, 2025 and 2024. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Better / (Worse)	% Better / (Worse)	2025	2024	$ Better / (Worse)	% Better / (Worse)
Non-interest expense:
Salaries and employee benefits	$18,912	$19,049	$137	0.72%	$54,488	$54,551	$63	0.12%
Data processing	1,764	1,513	(251)	(16.59%)	5,186	4,503	(683)	(15.17%)
Occupancy	1,259	1,318	59	4.48%	3,854	3,793	(61)	(1.61%)
Net gain on deferred compensation benefits	1,200	1,277	77	6.03%	2,797	2,849	52	1.83%
Deposit insurance	719	705	(14)	(1.99%)	2,217	2,119	(98)	(4.62%)
Professional services	786	968	182	18.80%	2,402	2,130	(272)	(12.77%)
Marketing	478	504	26	5.16%	1,397	1,546	149	9.64%
Other	3,830	2,421	(1,409)	(58.20%)	8,767	7,207	(1,560)	(21.65%)
Total non-interest expense	$28,948	$27,755	$(1,193)	(4.30%)	$81,108	$78,698	$(2,410)	(3.06%)

Non-interest expense increased $1.2 million, or 4.30%, to $28.9 million for the quarter ended September 30, 2025, compared with $27.8 million for the same period a year ago. This increase was primarily comprised of a $1.4 million increase in other non-interest expense.

Net gains on deferred compensation plan obligations were $1.2 million for the quarter ended September 30, 2025, compared with net gains on deferred compensation plan investments of $1.3 million for the same respective period in 2024. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Non-interest expense increased $2.4 million, or 3.06%, to $81.1 million for the nine months ended September 30, 2025 compared with $78.7 million for the same period a year ago. This increase was primarily comprised of a $1.6 million increase in other non-interest expense and a $0.7 million increase in data processing.

The Company recorded net gains on deferred compensation plan investments of $2.8 million for the nine months ended September 30, 2025 and $2.8 million for the nine months ended September 30, 2024. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three and nine months ended September 30, 2025, income tax expense was $8.9 million and $26.5 million, respectively, compared to $8.4 million and $25.3 million for the same periods a year ago. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 27.33% and 27.56%, respectively, compared to 27.51% and 27.53% for the same periods in 2024. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low income housing tax credit investments (“LIHTC”) and tax-exempt interest income on municipal securities and loans.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s 2020 through 2024 tax years remain subject to selection for examination as of September 30, 2025. The IRS is in the process of reviewing the Company’s 2023 tax return. This review includes inquiries related to certain investment tax credits, including one investment tax credit that was sold to a third party for which the investment tax credits are covered by a tax liability insurance company.

Balance Sheet Analysis

Total assets were $5.6 billion at September 30, 2025, compared with $5.4 billion at December 31, 2024, an increase of $259.7 million, or 4.84%. Total cash and cash equivalents decreased $40.0 million from $212.6 million as of December 31, 2024 to $172.6 million as of September 30, 2025. The net investment portfolio increased by $371.0 million, or 30.07%, to $1.6 billion at September 30, 2025, compared to $1.2 billion at December 31, 2024. Gross loans and leases held for investment were $3.6 billion at September 30, 2025, compared with $3.7 billion at December 31, 2024, a decrease of $70.0 million, or 1.90%. Total deposits were $4.9 billion at September 30, 2025, compared with $4.7 billion at December 31, 2024, an increase of $185.9 million, or 3.96%. Our loan to deposit ratio was 74.16% and 78.53% as of September 30, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest bearing deposits with banks and overnight investments in Federal Reserve balances. Interest bearing deposits with banks consisted primarily of FRB deposits. Interest bearing deposits with banks totaled $102.1 million at September 30, 2025 and $141.5 million at December 31, 2024. The Company’s total cash and cash equivalents as of September 30, 2025 represented 3.1% of the Company’s total assets as compared to 4.0% of total assets as of December 31, 2024.

Investment Securities

The Company’s net investment portfolio increased by $371.0 million, or 30.07%, to $1.6 billion at September 30, 2025, compared to $1.2 billion at December 31, 2024. During the first nine months of 2025, the Company purchased $429.4 million of investment securities with an average yield of 5.03%. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of September 30, 2025 represented 28.50% of the Company’s total assets as compared to 22.98% of total assets as of December 31, 2024.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities
U.S. Government-sponsored securities	$2,130	$2,644
Mortgage-backed securities(1)	746,463	439,858
Commercial mortgage-backed securities(1)	1,254	1,212
Collateralized mortgage obligations(1)	20,877	5,497
Municipal securities	69,486	-
Corporate securities	29,641	14,856
Other	310	347
Total available-for-sale securities	$870,161	$464,414

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Held-to-maturity securities
Mortgage-backed securities(1)	$598,870	$626,427
Collateralized mortgage obligations(1)	63,635	68,377
Municipal securities	72,123	74,639
Total held-to-maturity securities	$734,628	$769,443
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$734,178	$768,993

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of September 30, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$5	5.30%	$314	6.28%	$1,811	5.30%	$2,130	5.44%
Mortgage-backed securities(1)	99	2.57%	1,619	2.50%	2,642	4.10%	742,103	4.89%	746,463	4.87%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,254	5.83%	1,254	5.83%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	20,877	4.80%	20,877	4.80%
Municipal securities	-	0.00%	-	0.00%	19,930	4.71%	49,556	4.77%	69,486	4.75%
Corporate securities	4,993	4.34%	24,648	4.74%	-	0.00%	-	0.00%	29,641	4.67%
Other	310	7.54%	-	0.00%	-	0.00%	-	0.00%	310	7.54%
Total securities available-for-sale	$5,402	4.49%	$26,272	4.60%	$22,886	4.66%	$815,601	4.88%	$870,161	4.86%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of September 30, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$2,510	0.86%	$7,299	1.69%	$589,061	1.91%	$598,870	1.90%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	63,635	1.78%	63,635	1.77%
Municipal securities	1,502	3.61%	20,376	4.74%	13,025	4.09%	37,220	5.28%	72,123	4.88%
Total securities held-to-maturity	$1,502	3.61%	$22,886	4.32%	$20,324	3.23%	$689,916	2.08%	$734,628	2.18%

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

The Company’s loan and lease portfolio at September 30, 2025 totaled $3.6 billion, a decrease of $67.6 million, or 1.83%, from December 31, 2024, due to lower loan production as the Company continued to prioritize appropriate loan pricing and loan structure over loan growth.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,425,598	39.35%	$1,360,841	36.88%
Agricultural	710,789	19.62%	751,026	20.35%
Residential and home equity	404,635	11.17%	404,399	10.96%
Construction	170,681	4.71%	194,903	5.28%
Total real estate	2,711,703	74.85%	2,711,169	73.47%
Commercial & industrial	488,440	13.48%	504,403	13.67%
Agricultural	251,958	6.96%	289,847	7.85%
Commercial leases	165,754	4.58%	179,718	4.87%
Consumer and other	4,727	0.13%	5,084	0.14%
Total gross loans and leases	$3,622,582	100.00%	$3,690,221	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at September 30, 2025.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$71,826	$558,927	$759,851	$34,994	$1,425,598
Agricultural	50,723	171,911	457,324	30,831	710,789
Residential and home equity	36	5,083	114,978	284,538	404,635
Construction	158,667	12,014	-	-	170,681
Total real estate	281,252	747,935	1,332,153	350,363	2,711,703
Commercial & industrial	223,415	171,342	91,419	2,264	488,440
Agricultural	167,171	73,644	11,143	-	251,958
Commercial leases	2,776	81,281	81,697	-	165,754
Consumer and other	647	3,462	165	453	4,727
Total gross loans and leases	$675,261	$1,077,664	$1,516,577	$353,080	$3,622,582
Rate structure for loans and leases
Fixed rate	$175,021	$808,886	$911,817	$195,616	$2,091,340
Adjustable rate	500,240	268,778	604,760	157,464	1,531,242
Total gross loans and leases	$675,261	$1,077,664	$1,516,577	$353,080	$3,622,582

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$955	$170
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	955	170
Commercial & industrial	-	759
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	955	929
Other real estate owned (“OREO”)	873	873
Total non-performing assets	$1,828	$1,802

Selected ratios:
Non-performing loans to total loans and leases	0.03%	0.03%
Non-performing assets to total assets	0.03%	0.03%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $955,000 in non-accrual loans at September 30, 2025 and $929,000 in non-accrual loans at December 31, 2024.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $873,000 of foreclosed OREO at September 30, 2025, and December 31, 2024, respectively.

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

The Company modified eight loans in the aggregate amount of $4.7 million, during the nine months ended September 30, 2025. There was one loan modified within the last twelve months that had a payment default and was charged off during the nine months ended September 30, 2025.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Balance at beginning of year	$77,973	$78,655
Provision for credit losses:
Allowance for credit losses- loans and leases	2,290	1,000
Allowance for credit losses- unfunded loan commitments	110	(1,000)
Total provision for credit losses	2,400	-
Charge-offs:
Real estate:
Commercial	(175)	-
Agricultural	(1,119)	-
Residential and home equity	-	(29)
Construction	-	-
Total real estate	(1,294)	(29)
Commercial & industrial	(232)	(200)
Agricultural	(234)	-
Commercial leases	-	-
Consumer and other	(44)	(52)
Total charge-offs	(1,804)	(281)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	5	-
Residential and home equity	6	19
Construction	-	-
Total real estate	11	19
Commercial & industrial	142	51
Agricultural	24	16
Commercial leases	-	-
Consumer and other	17	46
Total recoveries	194	132
Net (charge-offs)	(1,610)	(149)
Balance at end of period	$78,763	$78,506

Allowance for credit losses - loans and leases	75,963	75,816
Allowance for credit losses - unfunded loan commitments	2,800	2,690
Total allowance for credit losses	$78,763	$78,506

Selected financial information:
Net loans and leases held for investment	$3,532,383	$3,628,293
Average loans and leases	3,616,648	3,677,370
Non-performing loans and leases	955	677
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net (charge-offs) / recoveries to average loans and leases	(0.04%)	(0.004%)
Provision for credit losses to average loans and leases	0.07%	0.00%
Allowance for loan and lease losses to loans and leases held for investment	2.10%	2.04%

(1) Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:
	September 30, 2025			December 31, 2024
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$21,514	39.35%	1.51%	$20,382	36.88%	1.50%
Agricultural	24,347	19.62%	3.43%	23,615	20.35%	3.14%
Residential and home equity	7,473	11.17%	1.85%	7,340	10.96%	1.82%
Construction	2,820	4.71%	1.65%	3,055	5.28%	1.57%
Total real estate	56,154	74.85%	2.07%	54,392	73.47%	2.01%
Commercial & industrial	7,375	13.48%	1.51%	7,791	13.67%	1.54%
Agricultural	6,631	6.96%	2.63%	6,725	7.85%	2.32%
Commercial leases	5,583	4.58%	3.37%	6,153	4.87%	3.42%
Consumer and other	220	0.13%	4.65%	222	0.14%	4.37%
Total allowance for credit losses	$75,963	100.00%	2.10%	$75,283	100.00%	2.04%

Deposits

Total deposits were $4.9 billion and $4.7 billion as of September 30, 2025 and December 31, 2024, respectively, an increase of $185.9 million or 3.96%. Non-interest bearing demand deposits were $1.58 billion and $1.52 billion as of September 30, 2025 and December 31, 2024, respectively, an increase of $62.8 million or 4.14%. Non-interest bearing deposits were 32.37% of total deposits as of September 30, 2025 and 32.31% of total deposits as of December 31, 2024. Interest bearing deposits were $3.3 billion at September 30, 2025 and $3.2 million at December 31, 2024. Interest bearing deposits are comprised of interest bearing transaction accounts, money market accounts, regular savings accounts, and certificates of deposit. Interest bearing transaction accounts decreased $84.6 million, or 9.59%, to $797.5 million at September 30, 2025, compared with $882.1 million at December 31, 2024. Savings and money market accounts increased $174.7 million, or 11.03%, to $1.8 billion at September 30, 2025, compared with $1.6 billion at December 31, 2024. Certificates of deposit accounts increased $33.0 million, or 4.61%, to $748.5 million at September 30, 2025, compared with $715.5 million at December 31, 2024.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest bearing deposits:
Demand	$878,917	$4,267	0.65%	$914,908	$3,568	0.52%
Savings and money market	1,723,405	23,160	1.80%	1,623,784	23,253	1.91%
Certificates of deposit greater than $250,000	386,639	10,219	3.53%	419,528	13,264	4.22%
Certificates of deposit equal to or less than $250,000	331,959	7,139	2.88%	354,164	8,887	3.35%
Total interest bearing deposits	3,320,920	44,785	1.80%	3,312,384	48,972	1.97%
Non-interest bearing deposits	1,505,088			1,393,955
Total deposits	$4,826,008	$44,785	1.24%	$4,706,339	$48,972	1.39%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2024 when the FOMC cut interest rates by 100 basis points between September and December 2024 and then another 25 basis points in September 2025, when the FOMC cut interest rates. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.22% for the three months ended September 30, 2025, compared with 1.39% for the same period a year ago, and to 1.24% for the nine months ended September 30, 2025, compared with 1.39% for the nine months ended September 30, 2024.

The following table shows deposits with a balance greater than $250,000 at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Non-maturity deposits greater than $250,000	$2,636,359	$2,486,450
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	191,103	153,662
3 months to 6 months	117,937	146,341
6 months to 12 months	90,301	81,642
More than 12 months	1,210	3,427
Total certificates of deposit greater than $250,000	$400,551	$385,072
Total deposits greater than $250,000	$3,036,910	$2,871,522

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of September 30, 2025 and December 31, 2024, the Bank had $3.0 million of such deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.5 billion at September 30, 2025 and $2.3 billion at December 31, 2024.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at September 30, 2025 or December 31, 2024. There were no Federal Funds purchased or advances from the FRB at September 30, 2025 or December 31, 2024.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly (the next reset is December 17, 2025), and the rate was 7.13% as of September 30, 2025 and 7.46% at December 31, 2024. The average rate paid for these securities was 7.52% for the first nine months of 2025 and 8.58% for the first nine months of 2024. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures, from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ Equity totaled $645.3 million at September 30, 2025, an increase of $72.2 million, or 12.6%, from $573.1 million at December 31, 2024, due primarily to net income of $69.8 million during the first nine months of 2025.

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

As of September 30, 2025, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of September 30, 2025, the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of September 30, 2025 and December 31, 2024.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	September 30, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$639,030	14.26%	$201,655	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	649,030	14.48%	268,874	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	705,332	15.74%	358,498	8.00%	N/A	N/A
Tier 1 leverage capital ratio	649,030	11.59%	223,969	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$626,414	13.98%	$201,612	4.50%	$291,217	6.50%
Tier 1 capital to risk-weighted assets	626,414	13.98%	268,816	6.00%	358,421	8.00%
Risk-based capital to risk-weighted assets	682,704	15.24%	358,421	8.00%	448,026	10.00%
Tier 1 leverage capital ratio	626,414	11.21%	223,510	4.00%	279,387	5.00%

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bancorp:
CET1 capital to risk-weighted assets	$579,602	13.04%	$200,046	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	589,602	13.26%	266,728	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	645,453	14.52%	355,637	8.00%	N/A	N/A
Tier 1 leverage capital ratio	589,602	10.95%	215,379	4.00%	N/A	N/A

Bank:
CET1 capital to risk-weighted assets	$591,072	13.30%	$200,038	4.50%	$288,944	6.50%
Tier 1 capital to risk-weighted assets	591,072	13.30%	266,718	6.00%	355,624	8.00%
Risk-based capital to risk-weighted assets	646,920	14.55%	355,624	8.00%	444,530	10.00%
Tier 1 leverage capital ratio	591,072	10.99%	215,213	4.00%	269,016	5.00%

On September 10, 2024, the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. On August 14, 2025, the Board of Directors authorized an increase of $45.0 million to the existing share repurchase program along with an extension of the program through December 31, 2027.

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

During the three months ended September 30, 2025, the Company repurchased 2,540 shares under the Repurchase Plan, for a total of $2.6 million, inclusive of the excise tax. During the nine months ended September 30, 2025, the Company repurchased 7,789 shares under the Repurchase Plan, for a total of $7.9 million, inclusive of the excise tax. As of September 30, 2025, there remains $57.1 million authorized for repurchases under the Repurchase Plan.

On August 12, 2025, the Board of Directors announced that the Company was changing its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly and on the same date declared a third quarter cash dividend of $5.00 per share. The cash dividend totaling $3.6 million was paid on October 1, 2025, to shareholders of record on September 11, 2025.

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

The following table sets forth our off-balance-sheet lending commitments as of September 30, 2025:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,057,402	$510,030	$363,448	$45,277	$138,647
Standby letters of credit	18,995	15,683	1,812	1,500	-
Total off-balance sheet commitments	$1,076,397	$525,713	$365,260	$46,777	$138,647

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which amounted to $2.8 million at September 30, 2025 and $2.7 million at December 31, 2024.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at September 30, 2025 had maturity dates ranging from 1 to 54 months with final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $172.6 million, or 3.1% of total assets, as of September 30, 2025. The majority of cash is on deposit with the FRB and amounted to $102.1 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our ability to pledge for borrowing purposes our held-to-maturity portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low-cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board-level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at September 30, 2025:

	September 30, 2025
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve Bank BIC	$1,127,174	$-	$1,127,174	$1,414,322
Federal Home Loan Bank	807,252	-	807,252	1,039,503
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,067,426	$-	$2,067,426	$2,453,825

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2025, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of September 30, 2025, we had internal sources of liquidity comprised of $172.6 million in cash and $863.5 million of unencumbered investment securities, which represented in the aggregate 18.4% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.1 billion as of September 30, 2025. Our pledged collateral on short-term borrowing lines was comprised of $2.5 billion in loans and $1.4 million in investment securities held at market value at September 30, 2025. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first nine months of 2025 was $90.5 million, driven by net income of $69.8 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $298.1 million during the first nine months of 2025, driven by a net increase of purchases in our investment portfolio of $426.7 million in available-for-sale securities offset by a decrease in loans and leases of $68.5 million and proceeds from the sale, maturities, calls, and pay downs of investment securities of $83.3 million.

As of September 30, 2025, we had unfunded loan commitments of $1.1 billion and unfunded letters of credit of $19.0 million. At September 30, 2025, we believe that we had sufficient sources of funds available to meet current loan commitments.

Net cash provided by financing activities totaled $167.6 million in the first nine months of 2025, driven by an increase in deposits of $185.9 million, partially offset by $10.4 million of dividends paid and $7.9 million in stock repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at September 30, 2025 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2024 Form 10-K.

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

Our exposure to interest rate risk is reviewed on at least a quarterly basis by ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income in the event of hypothetical changes in interest rates. If potential changes to net interest income resulting from hypothetical interest rate changes are not within risk tolerances determined by ALCO, and approved by the full Board of Directors, Management may make adjustments to the Company’s asset and liability mix to bring interest rate risk levels within the Board-approved limits.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of September 30, 2025, our loan and lease portfolio was comprised of 57.73% fixed rate and 42.27% variable rate loans. An additional component of managing our interest rate risk is the use of loan floors when structuring our variable loan products. At loan origination, a loan floor rate, typically equal to or slightly below the initial rate on the loan, is established. This is particularly beneficial in a declining interest rate environment.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at September 30, 2025, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
September 30, 2025
+300 bps	(2.0%)	(11.8%)
+200 bps	(1.7%)	(7.9%)
+100 bps	(1.0%)	(3.0%)
0 bps	-	-
-100 bps	0.1%	0.7%
-200 bps	(0.5%)	(1.5%)
-300 bps	(0.6%)	(6.1%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in or uncertainty around U.S. and foreign government policies, including the imposition of or further increases in tariffs and changes to existing trade agreements, could have a material adverse effect on the Bank’s customers, which, in turn, could adversely affect our business, financial condition and results of operations. In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s announced tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries. The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025. The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including (among others) the European Union, the United Kingdom, Japan, and South Korea. It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. More recently, the U.S. government has introduced new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be affected, but to what extent remains uncertain.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The extent and duration of any tariffs, and the resulting impact on global, national and state economic conditions generally, and on our customers’ businesses in particular, are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. Impacts to the general economic conditions, such as a heightened risk of a recession caused by lower GDP, higher unemployment and/or changes in the interest rate environment, could adversely impact our business. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows.  If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in our local markets, our business, financial condition and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the nine months ended September 30, 2025:
Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)
Total 1st Quarter 2025	703	$1,001.00	703	$19,205
Total 2nd Quarter 2025	4,546	1,002.82	4,546	14,651

July 1, 2025 to July 31, 2025	2,077	$995.49	2,077	$12,584
August 1, 2025 to August 31, 2025	202	1,014.46	202	57,379
September 1, 2025 to September 30, 2025	261	1,036.00	261	57,108
Total 3rd Quarter 2025	2,540	$1,001.16	2,540	$57,108
Total 2025	7,789	$1,002.12	7,789	$57,108

 (1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the nine months ended September 30, 2025, excise tax expense totaled $61,000.

On September 10, 2024 the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may repurchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. On August 14, 2025, the Board of Directors authorized an increase of $45.0 million to the existing share repurchase program along with an extension of the program through December 31, 2027.

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

During the three months ended September 30, 2025, the Company repurchased 2,540 shares under the Repurchase Plan, for a total of $2.6 million, inclusive of the excise tax. During the nine months ended September 30, 2025, the Company repurchased 7,789 shares under the Repurchase Plan, for a total of $7.9 million, inclusive of the excise tax. As of September 30, 2025, there remains $57.1 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FARMERS & MERCHANTS BANCORP

Date: November 7, 2025	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)