Form 10-K
period 2025-12-31
FARMERS & MERCHANTS BANCORP
filed 2026-03-13
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________  to__    _____

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

The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2025 (based on the last reported trade on June 30, 2025) was $634,207,000.

The number of shares of Common Stock outstanding as of February 28, 2026: 691,945

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III, Items 10 through 14 of this Form 10-K.

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

◾	higher defaults in our loan and lease portfolio than we expect;
◾	changes in management’s estimate of the adequacy of the allowance for credit losses;
◾	risks associated with our growth and expansion strategy and related costs;
◾	increased lending risks associated with our high concentration of real estate loans or agricultural loans;
◾	legislative or regulatory changes, changes in monetary and fiscal policies or changes in accounting principles, policies or guidelines;
◾	technological changes;
◾	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud;
◾	regulatory or judicial proceedings; and
◾	other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

For a discussion of these and other risks that may cause actual results to differ from expectations, please refer to “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” in this Form 10-K.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, or believed. Please take into account that forward-looking statements speak only as of the date of this Form 10-K (or documents incorporated by reference, if applicable).

The Company does not undertake any obligation to publicly correct or update any forward-looking statements if it later becomes aware that actual results are likely to differ materially from those expressed in such forward-looking statements, except as required by law.

PART I

Item 1.	Business

Organizational Structure

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking related subsidiaries, which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See “Supervision and Regulation - Dividends and Other Transfer of Funds.” The Company’s outstanding common stock as of December 31, 2025, consisted of 697,904 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2025.

The Company operates all financial service activities through its wholly-owned banking subsidiary, Farmers & Merchants Bank of Central California, which was organized in 1916. The Bank was incorporated under the laws of the State of California as a non-Federal Reserve member, California state-chartered bank subject to primary regulation, supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”) and by the DFPI. The Bank’s two wholly-owned subsidiaries are Farmers & Merchants Investment Corporation and Farmers/Merchants Corporation. Farmers & Merchants Investment Corporation was dormant as of December 31, 2025, and Farmers/Merchants Corporation acts as trustee on deeds of trust originated by the Bank. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, as amended (“FDIA”), up to applicable limits. See “Supervision and Regulation – Deposit Insurance.”

In March 2002, F&M Bancorp, Inc. was created to protect the name “F&M Bank.” During 2002, the Company completed a fictitious business name filing in California to begin using the streamlined name, “F&M Bank,” as part of a larger effort to enhance the Company’s image and build brand name recognition. Since 2002, the Company has converted all of its daily operating and image advertising to the “F&M Bank” name and the Company’s logo, slogan and signage were redesigned to incorporate the trade name, “F&M Bank.”

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I, for the sole purpose of issuing trust-preferred securities. See Note 9 “Long-Term Subordinated Debentures”, located in Item 8 “Financial Statements and Supplementary Data” in this Form 10-K.

Market Area

The Company’s primary service area is the mid Central Valley of California, including Sacramento, San Joaquin, Solano, Stanislaus and Merced counties, and the east region of the San Francisco Bay Area, including Napa, Alameda, and Contra Costa counties. The Company operates 30 full-service branches and 3 stand-alone ATMs. The following statistical data, for the counties in our market area, as of the most recent date available, are set forth below:

•
Sacramento County, with branches in Sacramento, Elk Grove, Galt and Walnut Grove. This county had a Population of 1.6 million and a Median Household Income of approximately $92,175. Significant employment sectors include the following: government, education & health trade, and transportation & utilities. Unemployment was at 5.2%.

•
San Joaquin County with branches in Lodi, Linden, Stockton, Lockeford, and Manteca. This county had a Population of 0.8 million and a Median Household Income of approximately $92,179. Significant employment sectors include the following: trade, transportation & utilities, government, and education & health services. Unemployment was at 6.5%.

•
Solano County, with a branch in Rio Vista. This county had a Population of 0.45 million and a Median Household Income of approximately $100,401. Significant employment in the following industries: education and health services, trade, transportation and utilities, and government. Unemployment was at 5.6%.

•
Stanislaus County, with branches in Modesto, Riverbank and Turlock. This county had a Population of 0.56 million and a Median Household Income of approximately $81,468. Significant employment in the following sectors: trade, transportation & utilities, educational & health services, and government. Unemployment was at 6.6%.

•
Merced County, with branches in Hilmar and Merced. This county had a Population of 0.29 million and a Median Household Income of approximately $65,510. Significant employment in the following sectors: government, trade, transportation & utilities, and farming. Unemployment was at 8.5%.

•
Alameda County, with a branch in Oakland. This county had a Population of 1.7 million and a Median Household Income of approximately $129,367. Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 4.9%.

•
Contra Costa County, with branches in Concord, Danville, and Walnut Creek. This county had a Population of 1.2 million and a Median Household Income of approximately $127,229. Significant employment in the following sectors: professional & business services, educational & health services, trade, and transportation & utilities. Unemployment was at 5.0%.

•
Napa County, with a branch in Napa. This county had a Population of 0.14 million and a Median Household Income of approximately $111,471. Significant employment in the following sectors: manufacturing, leisure & hospitality, trade, agriculture, and educational & health services. Unemployment was at 4.1%.

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

Competition

The banking and financial services industry in California generally, and in the Company’s market areas specifically, is highly competitive. The competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company competes with other major commercial banks, diversified financial institutions, credit unions, savings institutions, money market and other mutual funds, mortgage companies, and a variety of other non-banking financial services and advisory companies. Federal legislation encourages competition between different types of financial service providers and has fostered new entrants into the financial services market. Non-traditional financial services firms, such as financial technology companies, are less regulated and continue to expand their offerings of services traditionally provided by financial institutions. It is anticipated that this trend will continue. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies. Further, the current Trump Administration has taken a number of actions to promote innovation across the financial services industry through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry. In 2025, the Office of the Comptroller of the Currency (“OCC”) announced its conditional approval of five national trust bank charter applications to either newly charter or convert existing institutions into national trust banks that propose to offer digital asset products and services.  While national trust banks generally do not take insured deposits or engage in commercial lending, these new non-traditional trust banks offer deposit-like products, although lacking FDIC insurance and core consumer protections, and they are not subject to the same capital, liquidity or supervisory standards as banks.

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

The market shares of the Bank and all other banks within the eight counties in California in which we operate, at June 30, 2025 (the most recent data available), as reported by FDIC, are as follows:

County	F&M Bank Deposits	All Banks Deposits	F&M Bank Deposit Share
				(Dollars in thousands)
San Joaquin	$2,030,802	$15,159,437	13.40%
Stanislaus	1,040,302	11,285,773	9.22%
Merced	306,096	3,319,794	9.22%
Solano	160,377	6,618,864	2.42%
Sacramento	712,316	72,068,170	0.99%
Contra Costa	441,694	51,645,077	0.86%
Napa	31,699	4,310,646	0.74%
Alameda	41,413	66,805,956	0.06%
Total	$4,764,699	$231,213,717	2.06%

Human Capital Resources

As of December 31, 2025, we employed 383 full-time-equivalent employees. The Company believes that its employee relations are satisfactory. For the year ended December 31, 2025, salaries and employee benefits expense totaled $74.1 million, representing 67% of our total non-interest expense. The Company makes significant investments in employee education, training, and recruiting.

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

Recruitment
We strive to recruit talent from both local educational institutions and the banking industry. The Company has full-time staff dedicated to our recruitment efforts and we utilize many of the major recruitment firms and websites. Annually, we visit local colleges and universities for job fairs and other recruitment events, which we believe allows us to identify those students who have the skills and aptitudes we need in the Company. The results of these efforts has been a consistent flow of candidates to fill our staffing needs as we grow.

Compensation

Salary and Bonuses
We have job descriptions and salary grade ranges for all of our positions. Annually, we use outside survey firms to provide information on market pay. We also pay performance-based bonuses to our employees. We use different performance-based bonus programs for those in business generating roles and those in administrative support roles to ensure incentives align with job responsibilities and proper segregation of duties. We believe that this “pay-for-performance” approach allows us to effectively recruit and retain key employees.

Retirement Plans
All employees are eligible to participate and make contributions into the 401(k) portion of the Profit Sharing Plan after completing 120 days of service. The Company makes contributions equal to 5% of the employee’s eligible compensation plus a discretionary contribution determined annually by the Board of Directors. Eligible employees begin participating in the employer contributions portion of the Profit Sharing Plan if they have worked at least 1,000 hours during the year and are employed by the Company on December 31st. This is not a matching based program; employees receive these contributions regardless of whether they make individual contributions to our 401(k) program. Contributions by the Company for the Profit Sharing Plan are made at a level that we believe helps us in recruitment and retention.

The Company, through the Bank, sponsored an Executive Retirement Plan (“ERP”) for certain executive level employees and a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The ERP and SMRP were non-qualified deferred compensation plans and were developed to supplement the Company’s Profit Sharing Plan. Effective November 29, 2024, both plans were terminated and frozen. The liquidation of both plans occurred on December 10, 2025. These plans were replaced with a new restricted stock compensation plan as described in the following paragraph.

Stock Compensation Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan permits stock-based compensation awards to employees, officers and directors of the Company and its subsidiaries and affiliates. The 2025 Plan authorized awards up to 80,000 shares. Under the 2025 Plan, the first grant was awarded in February 2025 and two additional grant awards were made during the remainder of 2025. The 2025 Plan was designed to replace the ERP and SMRP plans described above.

Medical and Other Benefits
In addition to competitive salaries, incentives and retirement benefits, we provide comprehensive medical, dental, and vision plans, health savings accounts, paid sick time, long-term disability, basic life and accidental death and dismemberment insurance, flexible spending accounts, and employee assistance and wellness programs.

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

Harassment Prevention
The Company assigns all employees harassment prevention training. Every two years, non-supervisory employees receive one hour of harassment prevention training while supervisors receive two hours of harassment prevention training. Newly hired employees are assigned harassment prevention and must complete the training within six months of hire or promotion. Following the initial training, all employees must complete training every two years, at minimum. As of December 31, 2025, all employees had met their harassment prevention training requirements for 2025.

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

Supervision and Regulation

General
Bank holding companies and banks are extensively regulated under both federal and state law. The regulation is intended primarily for the protection of the banking system and the FDIC’s Deposit Insurance Fund (“DIF”) and clients of insured depository institutions and not for the benefit of shareholders of the Company. This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Set forth below is a summary description of the material laws and regulations which relate to the operations of the Company and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Company is not a financial holding company for purposes of the BHCA.

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

Such remedies include the power to issue cease and desist orders regarding or to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove or suspend officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers. The term ‘‘unsafe or unsound practice’’ appears in the FDIA for purposes of the agencies’ enforcement authority; however, it is not defined in the statute.  In October 2025, the FDIC issued a proposed rule which seeks to implement a consistent definition of ‘‘unsafe or unsound practice’’ that would focus on material risks to the financial condition of an institution and would generally require that an imprudent practice, act, or failure to act, if continued, would be likely to materially harm the institution’s financial condition or present a material risk of loss to the FDIC’s DIF.

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

The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) - The Dodd-Frank Act implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

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

Institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be “well-capitalized”, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The Economic Growth Act also exempts community banks from the Volcker Rule’s proprietary trading ban if they have less than $10 billion in total consolidated assets and total trading assets and liabilities not exceeding more than five percent of their total assets.

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

The current Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions. Further, in January 2025, the Acting Chairman of the FDIC issued a statement in which he indicated that a matter of FDIC focus (among other things) will include conducting a “wholesale” review of the agency’s regulations, guidance and manuals. President Trump is likely to appoint, or has already appointed, new acting leadership of bank regulatory agencies, including the CFPB, and, once appointed, this new agency leadership can rescind informal agency guidance, including advisory opinions, interpretive rules and policy statements, creating opportunities for deregulation. On January 20, 2025, President Trump signed an executive order to pause all pending regulations. Sweeping in nature, the order applied to “all executive departments and agencies” while directing them to “not propose or issue any rule in any manner, including by sending a rule to the Office of the Federal Register (the “OFR”), until a department or agency head appointed or designated by the President after noon on January 20, 2025, reviews and approves the rule.” The order also stated that agencies must “immediately withdraw any rules that have been sent to the OFR but not published in the Federal Register, so that they can be reviewed and approved.” The executive order also stated that agencies must “consider postponing for 60 days from the date of this memorandum the effective date for any rules that have been published in the Federal Register, or any rules that have been issued in any manner but have not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise.”

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

As of December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for a “well-capitalized” institution under the Basel III capital rules on a fully phased-in basis.

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

On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017, also known as the “Basel III end game.” The proposed rule, which would not apply to the Company and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets. The proposed rule faced delays and opposition from both banks and regulators through 2023 and 2024. Following President Trump’s reelection, the Basel III end game rules were expected to undergo significant revisions or re-proposals.  Recently, it has been reported that the Federal Reserve is actively working with the FDIC and the OCC on a re-proposal of the Basel III end game rule, which is expected to be released sometime in early 2026.  This re-proposal is expected to reflect a more risk-based approach and significantly ease the earlier proposal for the biggest banks.

Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators.

The current Trump Administration may consider adjustments to these capital and liquidity rules. Whether and the extent to which these proposed rules, or modifications of existing regulations and policies, which may impact our business, will be enacted and implemented is uncertain and cannot be predicted at this time.

Prompt Corrective Action (“PCA”)
The FDIA requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insureddepository institution generally will be classified in the following categories based on the capital measures indicated:

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank to the FDIC. As of December 31, 2025, we met the requirements to be classified as “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the “well capitalized” ratio requirements under the PCA regulations. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements). The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule describes what is included in tangible equity capital and average total consolidated assets. The CBLR framework was available for banks to use in their March 31, 2020, call report. A CBLR bank that ceases to meet any of the qualifying criteria in a future period but maintains a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or to otherwise comply with the generally applicable capital requirements. Further, a CBLR bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable capital requirements. On November 25, 2025, the US federal banking regulators proposed changes to the CBLR framework intended to encourage additional community banks to opt into the CBLR framework.  This proposal would reduce the CBLR requirement from 9% to 8% and extend the grace period for qualifying institutions that fall below the 8% ratio to return to compliance from the current two quarters to four quarters, provided they maintain a 7% leverage ratio. While we are a qualifying community banking organization, the Company and Bank have not opted into the CBLR framework.

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

Dividends and Other Transfer of Funds
Dividends from the Bank constitute the principal source of cash to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $131.8 million at December 31, 2025. During 2025, the Bank paid $51.8 million in dividends to the Company of which $13.4 million was used for cash dividends to shareholders, $34.7 million was allocated for share repurchases and $3.7 million was used to cover expenses and maintain a cash reserve.

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

Also, the Bank and its operating subsidiaries may engage in transactions with affiliates only on terms and under conditions that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with (or that in good faith would be offered to) non-affiliated companies. California law also imposes certain restrictions with respect to transactions with affiliates. Additionally, limitations involving transactions with affiliates may be imposed on the Bank under the PCA provisions of federal law. See “Prompt Corrective Action.”

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

In October 2025, the FDIC issued a proposed rule which would define the term “unsafe or unsound practice” for purposes of the statute that authorizes federal banking agencies to take formal enforcement actions – including cease-and-desist orders, civil money penalties, and removal of personnel – against insured depository institutions engaging in unsafe or unsound practices. If implemented, this proposed rule would also revise the supervisory framework for the issuance of matters requiring attention (MRA) and other supervisory communications and is intended to promote greater clarity and certainty regarding certain enforcement and supervision standards and to ensure that these standards prioritize material financial risks.

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

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures in early 2023 of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points (with the special assessment rate for the final collection quarter reduced from 3.36 basis points to 2.97 basis points) beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods (with a final invoice date of March 30, 2026). This special assessment does not apply to the Bank.

The Bank’s FDIC premiums were $2.5 million, $2.4 million, and $2.4 million for the three years ended December 31, 2025, 2024, and 2023, respectively. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

A bank’s compliance with the CRA is assessed using an evaluation system, which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC in December 2025 and the Bank received an overall Outstanding rating in complying with its CRA obligations.

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. The final rule took effect on April 1, 2024; however, on March 21, 2024 the agencies issued a supplemental final rule extending the applicability date for certain provisions to January 1, 2026. In July 2025, the Federal bank regulatory agencies jointly issued a proposal to rescind the CRA final rule issued in October 2023 and replace it with the prior CRA regulations that were originally adopted by the agencies in 1995 (and that the agencies continue to apply), with certain technical amendments. The Bank continues to monitor and stay informed on changes to ensure compliance with the evolving regulatory framework.

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

In February 2025, the director of the CFPB was dismissed by the current Trump Administration and the new Director of the Office of Management and Budget was appointed as acting director of the CFPB. The acting director of the CFPB directed agency staff to stop virtually all work, including supervision activities and pending investigations, and announced that the CFPB would not be taking its next draw of federal funding. In May 2025, the CFPB revoked nearly 70 guidance documents, and, since February 2025, has dismissed most of its enforcement actions. The funding of the CFPB is the subject of ongoing legal actions and disputes over the amount of funds legally available under statutory authorities for the CFPB to request from the Federal Reserve, with Trump Administration officials, including the CFPB’s Acting Director, reportedly saying that they want to abolish the CFPB. In November 2025, in letters to Congressional appropriators and President Trump, the CFPB’s Acting Director reported that the CFPB will run out of funds sometime during the first quarter of 2026. In January 2026, the CFPB’s Acting Director, in compliance with a December court order, requested $145 million from the Federal Reserve; with this funding, the CFPB will be able to remain open through March 2026. It cannot be predicted at this time what impact these changes will have on the CFPB and its regulatory responsibilities in the consumer protection area.

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

Risks Relating to the Industry and Geographic Area in Which We Operate and the U.S. Economy

As a financial services company, our business and operations may be adversely affected by weak economic conditions. Our business operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and California. The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. The prolonged inverted yield curve and the actions by the Treasury Department in recent years such as financing more of the U.S. debt with short-term instruments resulted in higher short-term borrowing costs. Despite four rate cuts by the Federal Reserve between September and December 2024, and three consecutive 25 basis point rate cuts in late 2025, the Federal Reserve has signaled caution in easing monetary policy. At its January 2026 meeting, the Federal Reserve, citing continued elevated uncertainty about the economic outlook, low job gains, and inflation that remains somewhat elevated, determined to maintain the target range for the federal funds rate at 3.50% to 3.75% percent. During his second term, President Trump has regularly pushed for the Federal Reserve to cut short-term interest rates, threatened to fire the Federal Reserve Chairman, and taken steps to remove another member of the Federal Reserve’s governing board, and, in January 2026, the U.S. attorney’s office in the District of Columbia opened a criminal investigation into the Federal Reserve Chairman over the central bank’s renovation of its Washington headquarters. These actions have the potential to threaten the independence of the Federal Reserve, and the outcome of these actions, and their impact on interest rates, financial markets, borrowing costs and the U.S. economy in general, cannot be predicted at this time. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the recent military actions in Iran and the Middle East, escalating military tension between Russia and Ukraine, terrorism and other geopolitical events. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our financial condition and operations. Our clients businesses are also impacted by the strong US dollar which impacts commodity prices and hurts U.S. exports.

A large portion of our loan portfolio is tied to the real estate market where we operate and we may be negatively impacted by downturns in that market. A significant percentage of our loans are real estate related, consisting of loans for construction and land development projects, and for the purchase, improvement or refinancing of residential and commercial real estate. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Real estate collateral provides an alternate source of repayment in the event of default by the client and may deteriorate in value during the time the credit is extended. If values decline, it is also more likely that we would be required to increase our allowance for credit losses. If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

Although only 3.5% of our loan portfolio consisted of real estate construction, and acquisition and land development loans as of December 31, 2025, such loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale or long term financing of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than other loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period. In addition, real estate exposes us to incurring costs and liabilities for environmental contamination and remediation. Any of these outcomes may result in losses and reduce our earnings.

The FDIC has given guidance recommending that if the sum of (i) certain categories of CRE loans and (ii) acquisition, development and construction loans (“ADC loans”) exceeds 300% of total risk-based capital, or if ADC loans exceed 100% of total risk-based capital, heightened risk management practices should be employed to mitigate risk. As of December 31, 2025, our ratio of the sum of CRE and ADC loans to total risk-based capital was 172% and our ratio of ADC loans to total risk-based capital was 20.12%. Our concentration in ADC loans is cyclical and tends to increase in the second and third quarters of each year as demand for ADC loans increases. An increase in ADC loan concentration could cause our ratio for ADC loans to increase and even exceed the FDIC’s guidance. We have exceeded these guidance ratios at times in the past and may do so in the future. We actively monitor and believe that we effectively manage our CRE and ADC loan concentrations. If we exceed the FDIC’s guidance and do not effectively manage the risk of our CRE and ADC loans, we may be subject to regulatory scrutiny, including a requirement to raise additional capital, reduce our loan concentrations, or undertake other remedial actions.

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

In February 2025, the current Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China and, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s announced tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. Since imposing these tariffs, the President has issued several increases, reductions and modifications, and the Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including (among others) the European Union, the United Kingdom, Japan, and South Korea. It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA. The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge (tariff) of 10% on most imports, effective for 150 days. While the President, on February 21, 2026, announced that the tariff rate would be increased to the maximum tariff rate of 15%, U.S. Customs and Border Protection issued guidance on February 23, 2026, confirming that the tariff rate is 10%. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be affected, but to what extent remains uncertain.

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

Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 11 times or 525 basis points from March 2022 to July 2023. The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points during the last four months of the year. The target range remained unchanged through much of 2025 until the FOMC decreased the rate 75 basis points during the last four months of the year. As of December 31, 2025, the federal funds rate decreased to 3.75%. It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to increase the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. As noted previously, the current Trump Administration has taken steps to increase tariffs on goods imported to the U.S. from certain countries. As a consequence, other countries, in retaliation to the U.S.’s announced tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. The imposition of increased tariffs on imports and exports is believed by some economists to entail the possibility of increased inflationary pressures on the U.S. economy. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA. The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge (tariff) of 10% on most imports, effective for 150 days. While the President, on February 21, 2026, announced that the tariff rate would be increased to the maximum tariff rate of 15%, U.S. Customs and Border Protection issued guidance on February 23, 2026, confirming that the tariff rate is 10%.The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2026 and beyond.

We face strong competition from banks, credit unions and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients. Competition in the banking industry generally, and in our geographic market specifically, is strong. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage inasmuch as they may offer a wider array of banking services at better rates and be able to target a broader client base through more extensive promotional and advertising campaigns. Moreover, larger competitors may not be as vulnerable as we are to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is more diversified. While our deposit base has increased, several banks have grown their deposit market share in our markets faster than we have resulting in a declining relative deposit market share for us in our existing markets. We believe our declining relative market share in deposits has resulted primarily from aggressive marketing and advertising, in-migration of more competitors, expanded delivery channels and more attractive rates offered by larger bank competitors. We also compete against community banks, credit unions and non-bank financial services companies that have strong local ties. These smaller institutions are likely to cater to the same small to medium-sized businesses that we target. Additionally, non-traditional financial services firms, such as financial technology companies, are less regulated and continue to expand their offerings of services traditionally provided by financial institutions. In 2025, the OCC announced its conditional approval of five national trust bank charter applications to either newly charter or convert existing institutions into national trust banks that propose to offer digital asset products and services. While national trust banks generally do not take insured deposits or engage in commercial lending, the proposed activities of the five institutions include digital asset custody, settlement, clearing, transfer, escrow, staking, trade execution, and brokerage services; fiduciary, exchange, and payment agent services; stablecoin issuance; and the provision of services, including reserve asset custody, to affiliated stablecoin issuers. These new non-traditional trust banks offer deposit-like products, although lacking FDIC insurance and core consumer protections, and they are not subject to the same capital, liquidity or supervisory standards as banks. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to intensify competition and accelerate disruption in the financial services industry. If we are unable to attract and retain customers, we may be unable to continue to grow our loan and deposit portfolios and our operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.

Our financial results may be impacted by the cyclicality and seasonality of our agricultural lending business. The Company has provided financing to agricultural customers in the mid Central Valley of California throughout its history. We recognize the cyclical nature of the industry, often caused by fluctuating commodity prices, changing climatic conditions and the availability of seasonal labor, and manage these risks accordingly. The Company remains committed to providing credit to agricultural customers and will always have a material exposure to this industry. Although the Company’s loan portfolio is believed to be well diversified, at various times during 2025 a significant portion of the Company’s loans (as much as 28.9%) were outstanding to agricultural borrowers.

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

The impact of climate change and governmental and societal responses to climate change, including on the availability of water and the transition to a low-carbon economy, could adversely affect our business and our clients’ businesses. California has experienced drought conditions at times over the past several years. These weather patterns reinforce the fact that the long-term risks associated with the availability of water are significant. The farming belt of the Central Valley is often cited as an example of an area that experienced extreme drought. However, not all areas of the state are impacted equally, and this is particularly true in the Central Valley, which stretches some 450 miles from Bakersfield in the south to Redding in the north. The vast majority of the Company’s agricultural customers are located in the mid Central Valley, an area that benefits from the drainage of the Sacramento, American, Mokelumne and Stanislaus rivers.

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

Impairment of investment securities could require charges to earnings, which would negatively affect our operations. We maintain a significant amount of our assets in investment securities, and must periodically evaluate investment securities for current expected credit losses as required by ASC 326.  We evaluate our investment securities portfolio for impairment as of each reporting date. At December 31, 2025, we had no investment securities that were impaired.

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

Risks Related to Our Access to Capital

We may be unable to, or choose not to, pay dividends on our common shares. We have consistently declared an annual cash dividend for the last 90 years. Our ability to continue to pay dividends depends on various factors. The Company is a legal entity separate and distinct from the Bank, and does not conduct stand-alone operations, which means that the Bank must first pay dividend(s) to the Company.  The FDIC, the DFPI and California corporate and banking laws may, under certain circumstances, prohibit the Bank’s payment of dividends to the Company. Federal Reserve policy requires bank holding companies to pay cash dividends on common shares only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The Company’s Board of Directors may determine that, even though funds are available for dividend payments, retaining the funds for other internal uses, such as expansion of our operations, is necessary or appropriate in light of our business plan and objectives. A failure to pay dividends may negatively affect your investment.

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

The rapid contraction of the money supply in 2022 and the first quarter of 2023 materially impacted liquidity levels at many financial institutions. The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023, and related negative media attention, also generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks.

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

Information security risks for financial institutions have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, nation-state adversaries, and others any of which may see their effectiveness increase as a result of artificial intelligence, including the use of generative AI to conduct more sophisticated social engineering attacks on us or our clients, further increasing risks in this area, including by making fraud detection more difficult. We are not able to anticipate or implement effective preventive measures against all potential security breaches, because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit and debit card transactions that typically involve the transmission of sensitive information regarding our clients through various third parties, including merchant acquiring banks, payment processors, payment card networks and our core processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient at all times to withstand a cyber-attack or other security breach. The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our clients or our own proprietary information, software, methodologies, and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our financial condition or operations. In the past several years, there have been a number of well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers and have resulted in increased regulatory focus. Furthermore, cyber-attacks or other breaches in the future, whether affecting others or us, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our brand and reputation could be affected, and this could have a material adverse effect on our financial condition and operations.  If we experience a cyber-attack, our insurance coverage may not cover all losses, and furthermore, we may experience a loss of reputation.

We rely on our information technology and telecommunications systems and third-party servicers, and the failure of these systems could adversely affect our business. Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We rely on these systems to process deposit services, electronic funds transfer services (including wires and ACH), new and renewal loans, provide client service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process deposit services, electronic funds transfer services (including wires and ACH), new and renewal loans and provide client service or compromise our ability to collect loan payments in a timely manner.  Our ability to adopt new information technology and technological products needed to meet our clients’ banking needs may be limited if our third-party servicers are slow to adopt or choose not to adopt such new technology and products. Furthermore, the widespread adoption of new technologies by competitors, including artificial intelligence, could require us to make additional substantial investments to modify or adapt our existing products and services or alter the way we conduct business. These and other capital investments in the Company's business may not produce the growth in earnings anticipated at the time of the expenditure, and we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Such a failure to provide this technology and products to our clients could result in a loss of clients, which would negatively affect our financial condition and operations. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, also may have unintended consequences, including fraud or cybersecurity risk, due to their limitations, potential manipulation, or our failure to use them effectively.

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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, also may have unintended consequences, including fraud or cybersecurity risk, due to their limitations, potential manipulation, or our failure to use them effectively.

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

Identifying and assessing cybersecurity risks is integrated into our overall risk management program and processes. Cybersecurity risks related to our business, technical operations, data, and privacy, along with cybersecurity risk-related compliance issues, are identified and addressed through a framework consisting of information security risk assessments, third-party assessments, internal information technology audits, and compliance reviews. We conduct regular privacy and cybersecurity reviews of systems, audit applicable data and information policies, perform penetration and vulnerability testing using third-party tools to test security controls, perform regular training and assessments for the Board of Directors and all employees, monitor emerging data privacy and information security laws and regulations, and implement applicable changes to improve our overall security posture. We regularly engage third-party auditors to assess our cybersecurity program and compliance with all applicable “best practices” and regulations. We adjust our information security policies, standards, processes and practices as necessary based on the information provided by these assessments and remediate identified vulnerabilities.

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

Our risk management program regularly assesses third-party risks (inclusive of fourth-party risk) by conducting activities to identify and mitigate risks from third parties (e.g., vendors, suppliers, and other business partners). Cybersecurity risks are evaluated when selecting and managing applicable third-parties that handle or process employee, business, or customer data. Our review process includes performing due diligence over a third-party’s information security and technology control environment. This review is conducted when onboarding third parties and periodically throughout the lifecycle of the relationship to ensure that third-party systems meet our security baseline requirements. We maintain procedures to monitor, respond to, manage and mitigate third-party cybersecurity events and vulnerabilities when identified.

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

The Cybersecurity and Technology Committee meets on a quarterly basis and is composed of three members of the Board of Directors, the Enterprise Risk Officer, the ISO, and the Chief Information Officer (“CIO”). The Committee is responsible for overseeing the Bank’s overall cybersecurity and technology posture. The Committee meets quarterly to review progress on key information security and technology initiatives, monitor program performance, and discuss emerging threats and technology-related matters.

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

In 2025, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Despite the capabilities, processes, and security measures we employ, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, cybersecurity threats are continuously evolving, which may cause cybersecurity threats to be more difficult to detect in the future. See “Risk Factors - Risks Related to Cybersecurity and Information Technology” in Part I, Item 1A of this Form 10-K, for additional information about these and other risks related to cybersecurity and information technology.

Item 2.	Properties

The Company and Bank are headquartered in Lodi, California. Executive offices are located at 111 W. Pine Street. We own our headquarters, loan servicing center, administrative offices, warehouses and parking lots along with land for future banking locations. Banking services are provided in 30 branch locations in the Company's service area. Of the 30 branches, 20 are owned and 10 are leased. The expiration of these leases occurs between the years 2026 and 2030, however most of these leases have extension options that typically range from 5 to 10 years. See Note 16 “Leases”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

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

The following tables summarize the actual high, low, and close sale prices for the Company's common stock since the first quarter of 2024. These figures are based on activity posted on the OTCQX:

	Year Ended December 31, 2025
	High	Low	Close	Dividend Declared
First quarter	$1,074.99	$985.00	$1,000.13	$-
Second quarter	1,025.25	976.00	990.00	9.30
Third quarter	1,065.00	989.19	1,031.00	5.00
Fourth quarter	1,145.00	985.25	1,111.25	5.05

	Year Ended December 31, 2024
	High	Low	Close	Dividend Declared
First quarter	$1,075.00	$950.00	$980.00	$-
Second quarter	1,100.00	951.00	961.20	8.80
Third quarter	971.06	930.12	971.06	-
Fourth quarter	1,099.00	960.00	1,060.00	9.30

As of February 28, 2026, there were approximately 1,344 shareholders of record of the Company’s common stock. The Company and, before the Company was formed, the Bank, has paid cash dividends for the past 90 consecutive years. There are limitations under Delaware corporate law as to the amounts of cash dividends that may be paid by the Company. Additionally, if we decided to defer interest on our 2003 subordinated debentures, we would be prohibited by the terms of the debentures from paying cash dividends on the Company’s common stock. The Company is dependent on cash dividends paid by the Bank to fund its cash dividend payments to its shareholders. There are regulatory limitations on cash dividends that may be paid by the Bank. See “Item 1. Business – Supervision and Regulation.”

On August 13, 2025, the Company announced that it changed its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly. The first quarterly dividend was declared on August 12, 2025 and was paid on October 1, 2025.

On September 10, 2024, the Company authorized a new share repurchase program (the “Repurchase Plan”) for $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. On August 14, 2025, the Board of Directors authorized an increase of $45.0 million to the existing share repurchase program along with an extension of the program through December 31, 2027.

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

During 2025, the Company spent a total of $34.7 million, inclusive of the excise tax, on the repurchase of 33,562 shares, or approximately 4.8% of the total shares outstanding as of December 31, 2024. Of the total shares purchased in 2025, the Company repurchased 7,528 shares, or $7.5 million, under the Repurchase Plan authorized on September 10, 2024 and 26,034 shares, or $27.1 million, under the Repurchase Plan authorized on August 14, 2025. All of these shares were purchased at prices ranging from $990.00 to $1,075.00 per share, for an average of $1,030.95 per share, based upon the then current price on the OTCQX. As of December 31, 2025, there remains $30.3 million authorized for repurchases under the Repurchase Plan. The Company did not issue any shares of common stock during 2025.

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

Repurchases under the repurchase plan may be initiated, discontinued, suspended, or restarted at any time in the Company’s discretion. The Company is not obligated to repurchase any shares under the repurchase plan.  No shares may be repurchased pursuant to the authority granted in the repurchase plan after December 31, 2027. Prior to the termination and distribution of the Company’s non-qualified retirement plans, repurchased shares were used to fund the Company’s non-qualified retirement plans and may be returned to the status of authorized but unissued common shares of the Company or may be retired. During December 2025, the Company repurchased 18,826 shares from the non-qualified retirement plans to provide participants with cash to meet their tax obligations.

The following table reports information regarding repurchases of our common stock during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)
October 1, 2025 to October 31, 2025	2,912	$1,010.67	2,912	$54,160
November 1, 2025 to November 30, 2025	386	1,019.02	386	53,767
December 1, 2025 to December 31, 2025	22,475	1,043.78	22,475	30,308
Total 4th Quarter 2025	25,773	$1,039.67	25,773	$30,308
Total 2025	33,562	$1,030.95	33,562	$30,308

 (1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the year ended December 31, 2025, the excise tax expense totaled $129,000.

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

On January 9, 2024, the Board of Directors approved a nine-year extension of the term of the Rights Plan, which was set to expire on August 5, 2025. Pursuant to an Amendment to the 2008 Rights Agreement dated February 18, 2016, the term of the Rights Plan was extended from August 5, 2025 to August 5, 2034. The extension of the term of the Rights Plan was intended as a means to continue to guard against abusive takeover tactics and was not in response to any particular proposal. The Board also increased the purchase price under the Rights Plan from $1,200 to $1,600 per one one-hundredth of a Preferred Share, to reflect the increase in the market price of the Company’s common stock over the past several years.

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

Performance Graph

The following graph compares the Company’s cumulative total stockholder return on common stock from December 31, 2020 to December 31, 2025 to that of: (i) the S&P 600 Regional Banks (Sub Ind) (TR) Index; and (ii) the cumulative total return of the New York Stock Exchange AMEX Composite market index. The graph assumes an initial investment of $100 on December 31, 2020 and reinvestment of dividends. The stock price performance set forth in the following graph is not necessarily indicative of future price performance. The Company’s stock price data is based on activity posted on the OTCQX and on private transactions between individual shareholders that are reported to the Company. This data was furnished by Zacks SEC Compliance Services Group.

This graph shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide a comprehensive review of the Company’s operating results and financial condition. The information contained in this section should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in this Form 10-K. Information related to the comparison of the results of operations for the years December 31, 2024 to 2023 is found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report on Form 10-K filed with the SEC on March 14, 2025.

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking-related subsidiaries, which the Company may establish or acquire. Over 109 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank, later renamed Farmers & Merchants Bank of Central California. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Walnut Grove, Oakland, Napa, and Danville. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

The Company’s outstanding common stock as of December 31, 2025, consisted of 697,904 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of December 31, 2025. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The Company’s results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans and leases, investment securities, short-term investments and interest-bearing deposits at other banks, and the interest the Company pays on interest-bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The Company measures its performance by calculating the net interest margin, return on average assets, return on average equity and the efficiency ratio. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The return on average assets is calculated by dividing the Company’s net income by its total average assets and the return on average equity is calculated by dividing the Company’s net income by its shareholders’ equity. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Selected Financial Data

The following condensed consolidated statements of financial condition and operations and selected performance ratios as of December 31, 2025, 2024, and 2023 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data.”

	Years Ended December 31
(Dollars in thousands, except share and per share amounts)	2025	2024	2023

Selected Income Statement Information:
Interest income	$279,492	$271,977	$253,754
Interest expense	60,332	65,301	38,369
Net interest income	219,160	206,676	215,385
Provision for credit losses	3,500	-	9,407
Net interest income after provision for credit losses	215,660	206,676	205,978
Non-interest income	23,633	20,700	14,914
Non-interest expense	110,517	105,132	104,339
Income before income tax expense	128,776	122,244	116,553
Income tax expense	35,171	33,787	28,239
Net income	$93,605	$88,457	$88,314

Selected financial ratios:
Basic earnings per share	$134.96	$121.02	$116.61
Diluted earnings per share	$133.96	$121.02	$116.61
Cash dividends per common share	$19.35	$18.10	$17.10
Dividend payout ratio	14.34%	14.96%	14.66%
Net interest margin (tax equivalent)	4.15%	4.05%	4.30%
Non-interest income to average assets	0.42%	0.38%	0.28%
Non-interest expense to average assets	1.97%	1.95%	1.98%
Efficiency ratio	45.52%	46.24%	45.31%
Return on average assets	1.67%	1.64%	1.68%
Return on average equity	15.11%	15.49%	17.05%
Net charge-offs (recoveries) to average loans	0.05%	0.02%	(0.01%)

	As of December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024	2023
Selected Balance Sheet Information:
Cash and cash equivalents	$144,864	$212,563	$410,642
Investment securities	1,669,345	1,233,407	999,750
Gross loans held for investment	3,667,325	3,690,221	3,665,397
Total assets	5,690,110	5,370,196	5,308,928
Total deposits	4,977,826	4,699,139	4,668,095
Shareholders' equity	645,514	573,072	549,755

Average Balances:
Average earning assets	5,305,575	5,118,165	5,027,990
Average assets	5,612,046	5,389,132	5,270,352
Average shareholders' equity	619,558	571,086	518,035

Selected financial ratios:
Book value per share	$924.93	$818.91	$735.00
Tangible book value per share	$907.24	$800.52	$717.05
Allowance for credit losses to total loans and leases	2.08%	2.04%	2.05%
Non-performing assets to total assets	0.01%	0.03%	0.02%
Loans held for investment to deposits	73.67%	78.53%	78.52%

Capital ratios:
Common equity tier 1 capital to risk-weighted assets	13.81%	13.04%	12.30%
Tier 1 capital to risk-weighted assets	14.04%	13.26%	12.53%
Risk-based capital to risk-weighted assets	15.29%	14.52%	13.78%
Tier 1 leverage capital ratio	11.00%	10.95%	10.38%
Tangible common equity ratio (1)	11.15%	10.46%	10.13%

(1)	See “Non-GAAP Measurements”.

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

Tangible Common Equity Ratio and	December 31,
Tangible Book Value Per Common Share	2025	2024	2023
(Dollars in thousands, except share and per share amounts)
Shareholders' equity	$645,514	$573,072	$549,755
Less: Intangible assets	12,348	12,870	13,419
Tangible common equity	$633,166	$560,202	$536,336

Total assets	$5,690,110	$5,370,196	$5,308,928
Less: Intangible assets	12,348	12,870	13,419
Tangible assets	$5,677,762	$5,357,326	$5,295,509

Tangible common equity ratio(1)	11.15%	10.46%	10.13%
Book value per common share(2)	$924.93	$818.91	$735.00
Tangible book value per common share(3)	$907.24	$800.52	$717.05
Common shares outstanding	697,904	699,798	747,971

(1)	Tangible common equity divided by tangible assets.
(2)	Total common equity divided by common shares outstanding.
(3)	Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the years in the two-year period ended December 31, 2025 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report on Form 10-K filed with the SEC on March 14, 2025.

Factors that determine the level of net income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes card processing fees, service charges on deposit accounts, bank-owned life insurance income, gains/losses on the sale of investment securities, and gains/losses on deferred compensation plan investments. Non-interest expense consists primarily of salaries and employee benefits, cost of deferred compensation benefits, occupancy, data processing, deposit insurance, marketing, professional services, and other expenses.

Earnings Performance

The following table presents performance metrics for the periods indicated:

	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
Earnings Summary:
Interest income	$279,492	$271,977
Interest expense	60,332	65,301
Net interest income	219,160	206,676
Provision for credit losses	3,500	-
Non-interest income	23,633	20,700
Non-interest expense	110,517	105,132
Income before taxes	128,776	122,244
Income tax expense	35,171	33,787
Net Income	$93,605	$88,457

Per Common Share Data:
Basic earnings per common share	$134.96	$121.02
Diluted earnings per common share	$133.96	$121.02
Book value per common share	$924.93	$818.91
Tangible book value per common share(1)	$907.24	$800.52

Performance Ratios:
Return on average assets	1.67%	1.64%
Return on average equity	15.11%	15.49%
Net interest margin (tax equivalent)	4.15%	4.05%
Yield on average loans and leases (tax equivalent)	6.06%	6.08%
Cost of average total deposits	1.22%	1.35%
Efficiency ratio	45.52%	46.24%
Loan-to-deposit ratio	73.67%	78.53%
Percentage of checking deposits to total deposits	49.11%	51.08%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	13.81%	13.04%
Tier 1 capital to risk-weighted assets	14.04%	13.26%
Risk-based capital to risk-weighted assets	15.29%	14.52%
Tier 1 leverage capital ratio	11.00%	10.95%
Tangible common equity ratio(1)	11.15%	10.46%

(1)	See "Non-GAAP Measurements"

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Year ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$271,276	$11,819	4.36%	$314,892	$16,860	5.35%
Investment securities:(1)
Taxable securities	1,344,823	43,949	3.27%	1,053,601	28,074	2.66%
Non-taxable securities(2)	65,936	4,616	7.00%	61,863	2,994	4.84%
Total investment securities	1,410,759	48,565	3.44%	1,115,464	31,068	2.79%
Loans:(3)
Real estate:
Commercial	1,390,895	76,126	5.47%	1,342,623	72,091	5.37%
Agricultural	724,057	41,621	5.75%	729,648	41,426	5.68%
Residential and home equity	400,313	20,147	5.03%	403,736	19,646	4.87%
Construction	171,580	11,948	6.96%	212,941	14,904	7.00%
Total real estate	2,686,845	149,842	5.58%	2,688,948	148,067	5.51%
Commercial & industrial	487,315	35,554	7.30%	498,898	37,319	7.48%
Agricultural	258,764	20,483	7.92%	305,703	25,378	8.30%
Commercial leases	169,991	12,437	7.32%	173,208	12,131	7.00%
Consumer and other	5,076	352	6.93%	5,503	371	6.74%
Total loans and leases	3,607,991	218,668	6.06%	3,672,260	223,266	6.08%
Non-marketable securities	15,549	1,358	8.73%	15,549	1,374	8.84%
Total interest earning assets	5,305,575	280,410	5.29%	5,118,165	272,568	5.33%
Allowance for credit losses	(76,317)			(75,674)
Non-interest earning assets	382,788			346,641
Total average assets	$5,612,046			$5,389,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Demand	$857,222	$4,938	0.58%	$908,561	$4,277	0.47%
Savings and money market accounts	1,745,290	31,369	1.80%	1,614,117	30,304	1.88%
Certificates of deposit greater than $250,000	390,281	13,659	3.50%	413,077	11,663	2.82%
Certificates of deposit equal to or less than $250,000	335,224	9,599	2.86%	349,933	17,200	4.92%
Total interest-bearing deposits	3,328,017	59,565	1.79%	3,285,688	63,444	1.93%
Short-term borrowings	-	-	-	16,940	986	5.82%
Subordinated debentures	10,310	767	7.44%	10,310	871	8.45%
Total interest-bearing liabilities	3,338,327	60,332	1.81%	3,312,938	65,301	1.97%
Non-interest bearing deposits	1,535,999			1,417,121
Total funding	4,874,326	60,332	1.24%	4,730,059	65,301	1.38%
Other non-interest bearing liabilities	118,162			87,987
Shareholders' equity	619,558			571,086
Total average liabilities and shareholders' equity	$5,612,046			$5,389,132

Net interest income and margin(4)		$220,078	4.15%		$207,267	4.05%
Interest rate spread			3.49%			3.36%
Tax equivalent adjustment		(918)			(591)
Net interest income		$219,160	4.13%		$206,676	4.04%

(1)	Excludes average unrealized losses of ($17.0) million and ($19.5) million for the years ended December 31, 2025, and 2024, respectively, which are included in non-interest earning assets.
(2)	Yields and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)	Loan interest income includes loan fees of $7.0 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.
(4)	Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and FRB balances are earning assets available to the Company. Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 4.36% and 5.35% for the years ended December 31, 2025 and 2024, respectively. The decrease was primarily the result of the Federal Reserve decreasing rates by 100 basis points from September 2024 to December 2024 and by 75 basis points from September 2025 to December 2025. Average interest-bearing deposits with banks was $271.3 million and $314.9 million for the years ended December 31, 2025 and 2024, respectively, and decreased primarily to fund the purchases of investment securities. Interest income on interest-bearing deposits with banks was $11.8 million and $16.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease was due to lower average interest-bearing deposits with banks and the decline in interest rates.

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

Average total investment securities were $1.4 billion and $1.1 billion for the years ended December 31, 2025 and 2024, respectively. The average yield on total investment securities was 3.44% and 2.79% for the years ended December 31, 2025 and 2024, respectively. The increase in the yield reflects the higher interest rates on investment securities based on the yield curve and the higher yields on investment purchases made during the year. See “Investment Securities” for a discussion of the Company’s investment strategy in 2025.

Average loans and leases held for investment were $3.61 billion and $3.67 billion for the years ended December 31, 2025 and 2024, respectively. The average yield on the loan and lease portfolio was 6.06% and 6.08% for the years ended December 31, 2025 and 2024, respectively. The slight decrease in the loan yield reflects the decrease in market interest rates over the prior year.

Average interest-bearing deposits were $3.33 billion and $3.29 billion for the years ended December 31, 2025 and 2024, respectively. The average rate paid on interest-bearing deposits was 1.79% and 1.93% for the years ended December 31, 2025 and 2024, respectively. Total interest expense on interest-bearing deposits was $59.6 million and $63.4 million for the years ended December 31, 2025 and 2024, respectively, with the decrease driven by decreases in short-term market interest rates during 2024 and 2025. The average rate paid on total funding costs was 1.24% and 1.38% for the years ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31, 2025 compared with 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(2,150)	$(2,891)	$(5,041)
Investment securities:
Taxable securities	8,726	7,149	15,875
Non-taxable securities	208	1,414	1,622
Total investment securities	8,934	8,563	17,497
Loans:
Real estate:
Commercial	2,624	1,411	4,035
Agricultural	(319)	514	195
Residential and home equity	(168)	669	501
Construction	(2,881)	(75)	(2,956)
Total real estate	(744)	2,519	1,775
Commercial & industrial	(856)	(909)	(1,765)
Agricultural	(3,758)	(1,137)	(4,895)
Commercial leases	(228)	534	306
Consumer and other	(29)	10	(19)
Total loans and leases	(5,615)	1,017	(4,598)
Non-marketable securities	-	(16)	(16)
Total interest income	1,169	6,673	7,842

Interest expense:
Interest-bearing deposits:
Demand	(253)	914	661
Savings and money market accounts	2,394	(1,329)	1,065
Certificates of deposit greater than $250,000	(673)	2,669	1,996
Certificates of deposit equal to or less than $250,000	(695)	(6,906)	(7,601)
Total interest-bearing deposits	773	(4,652)	(3,879)

Short-term borrowings	(986)	-	(986)
Subordinated debentures	-	(104)	(104)
Total interest expense	(213)	(4,756)	(4,969)
Net interest income	$1,382	$11,429	$12,811

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31		$ Better /	% Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$279,492	$271,977	$7,515	2.76%
Interest expense	60,332	65,301	4,969	7.61%
Net interest income	219,160	206,676	12,484	6.04%
Provision for credit losses	3,500	-	(3,500)	N/A
Net interest income after provision for credit losses	215,660	206,676	8,984	4.35%
Non-interest income	23,633	20,700	2,933	14.17%
Non-interest expense	110,517	105,132	(5,385)	(5.12%)
Income before income tax expense	128,776	122,244	6,532	5.34%
Income tax expense	35,171	33,787	(1,384)	(4.10%)
Net income	$93,605	$88,457	$5,148	5.82%

For the years ended December 31, 2025 and 2024, net income was $93.6 million compared with $88.5 million, respectively. The increase in net income was primarily the result of an increase in net interest income of $12.5 million and an increase in non-interest income of $2.9 million. This increase was partially offset by a higher non-interest expense of $5.4 million, an increase in the provision for credit losses of $3.5 million, and a higher income tax expense of $1.4 million.

Net Interest Income and Net Interest Margin
For the year ended December 31, 2025, net interest income increased $12.5 million, or 6.04%, to $219.2 million compared with $206.7 million for the same period a year earlier. The increase was primarily due to an increase in interest income from $272.6 million in 2024 to $280.4 million in 2025 as the average investment yield increased from 2.79% in 2024 to 3.44% in 2025 and average investment balances increased from $1.1 billion in 2024 to $1.4 billion in 2025. The increase in interest income was partially offset by a decrease in loan and lease interest and fee income from $223.3 million in 2024 to $218.7 million in 2025 as the average loan yield decreased from 6.08% in 2024 to 6.06% in 2025 and average loan and lease balances decreased from $3.67 billion in 2024 to $3.61 billion in 2025. The increase in the net interest income also benefited from a decrease in interest expense from $65.3 million in 2024 to $60.3 million in 2025 as the cost of average total deposits decreased from 1.35% in 2024 to 1.22% in 2025 while average total deposits increased from $4.73 billion for 2024 to $4.87 billion in 2025. The cost of funds for the year ended December 31, 2025, decreased by 14 basis points from 1.38% to 1.24% compared to the same period a year earlier. The net interest margin increased to 4.15% in 2025 from 4.05% in 2024 due to the changes in net interest income as described above.

Provision for Credit Losses. The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected losses, over the life of the loans and leases, unfunded loan commitments and the HTM securities portfolio.

Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under CECL methodology, the Company recorded a $3.5 million provision for credit losses for the year ended December 31, 2025 compared with no provision for credit losses in 2024. Net charge-offs for the year ended December 31, 2025 were $1.8 million compared to net charge-offs of $0.7 million in 2024. The increases in net charge-offs, the provision for credit losses, and the allowance for credit losses reflected the ongoing economic stress in certain agricultural sectors. For the year ended December 31, 2024, based on the Company’s evaluation of the credit quality of the loan and lease portfolio, modest loan growth of 0.65% and the calculations of the allowance for credit losses under CECL methodology, no provision for credit losses was necessary.

Non-interest Income

	Years Ended December 31		$ Better /	% Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Non-interest Income:
Card processing	$7,023	$6,950	$73	1.05%
Gain on BOLI death benefit	-	4	(4)	NM
Net gain on deferred compensation benefits	4,629	3,270	1,359	41.56%
Service charges on deposit accounts	3,072	3,054	18	0.59%
Increase in cash surrender value of BOLI	2,530	2,430	100	4.12%
Net gain on sale of securities available-for-sale	44	743	(699)	(94.08%)
Other	6,335	4,249	2,086	49.09%
Total non-interest income	$23,633	$20,700	$2,933	14.17%

Non-interest income increased $2.9 million to $23.6 million for 2025 compared with $20.7 million for 2024. The year-over-year increase in non-interest income was primarily due to the $2.1 million increase in other non-interest income, of which $1.3 million related to net gains on early lease terminations, a $1.4 million net gain on deferred compensation benefits and a $0.3 million gain on equity investments, partially offset by a reduction of $0.7 million in net gains on the sale of investment securities as the net gain on the sale of securities in 2024 was $743,000 compared to a net gain of $44,000 in 2025.

The Company recorded net gains on deferred compensation plan investments of $4.6 million in 2025 compared to net gains of $3.3 million in 2024, due to market value changes in underlying assets and increases in interest and dividends. See Note 12 “Employee Benefit Plans”, located in Item 8. “Financial Statements and Supplementary Data” in this Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Years Ended December 31		$ Better /	% Better /
(Dollars in thousands)	2025	2024	(Worse)	(Worse)
Non-interest Expense:
Salaries and employee benefits	$74,129	$72,472	$(1,657)	(2.29%)
Data Processing	6,914	6,055	(859)	(14.19%)
Occupancy	5,121	5,090	(31)	(0.61%)
Net gain on deferred compensation benefits	4,629	3,270	(1,359)	(41.56%)
Deposit insurance	2,997	2,852	(145)	(5.08%)
Professional services	3,651	3,587	(64)	(1.78%)
Marketing	1,895	1,967	72	3.66%
Other	11,181	9,839	(1,342)	(13.64%)
Total non-interest expense	$110,517	$105,132	$(5,385)	(5.12%)

Non-interest expense increased $5.4 million to $110.5 million for 2025 compared with $105.1 million for 2024. The year-over-year increase was primarily comprised of a $1.7 million increase in salaries and employee benefits, primarily due to an increase in FTEs from 373 in 2024 to 383 in 2025, normal annual cost of living increases, and higher cost of benefit premiums. The remainder of the increase in non-interest expense was due to a $1.4 million increase in the net gain on deferred compensation benefits, a $1.3 million increase in other operating expenses, primarily due to the write down of OREO of $873,000, and a $0.9 million increase in data processing expense.

Net gains on deferred compensation plan obligations were $4.6 million in 2025 compared to net gains of $3.3 million in 2024, due to market value changes in underlying assets and increases in interest and dividends. See Note 12 “Employee Benefit Plans”, located in “Item 8. “Financial Statements and Supplementary Data” in this Form 10-K, for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

For the year ended December 31, 2025, the Company’s expense efficiency ratio was 45.52% compared with 46.24% for 2024 as the increase in revenue outpaced the increase in expenses. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

Income Tax Expense
For the year ended December 31, 2025, income tax expense was $35.2 million, compared with $33.8 million in 2024. For the year ended December 31, 2025, the effective tax rate was 27.31% compared with 27.64% in 2024. The Company’s effective tax rate can also fluctuate from year to year due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low-income housing tax credit investments (“LIHTC”) and tax-exempt interest income on municipal securities and loans.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2022 through 2025 federal tax years and the 2021 through 2025 state tax years remain subject to selection for examination as of December 31, 2025. The IRS is in the process of reviewing the Company’s 2023 tax return including inquiries related to certain leasing investment tax credits. The timing related to when the IRS review will be complete remains uncertain.

Balance Sheet Analysis

Total assets were $5.7 billion at December 31, 2025, an increase of $319.9 million or 5.96% compared to December 31, 2024. The net investment portfolio increased by $436.0 million, or 35.34%, to $1.7 billion at December 31, 2025, compared to $1.2 billion at December 31, 2024. Total cash and cash equivalents were $144.9 million at December 31, 2025, a decrease of $67.7 million or 31.85% from $212.6 million at December 31, 2024. Gross loans and leases held for investment were $3.6 billion at December 31, 2025, compared with $3.7 billion at December 31, 2024, a decrease of $29.4 million, or 0.80%. Total deposits were $5.0 billion at December 31, 2025 compared with $4.7 billion at December 31, 2024, an increase of $278.7 million, or 5.93%. Our loan to deposit ratio was 73.67% and 78.53% as of December 31, 2025 and December 31, 2024, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest-bearing deposits with banks and overnight investments in Federal Reserve balances. Interest-bearing deposits with banks consisted primarily of FRB deposits. Interest-bearing deposits with banks totaled $84.2 million at December 31, 2025 and $141.5 million at December 31, 2024. The decrease was primarily due to the Company proactively moving excess cash into available-for-sale securities in anticipation of lower market rates in the second half of 2025. The Company’s total cash and cash equivalents as of December 31, 2025 represented 2.6% of the Company’s total assets as compared to 4.0% as of December 31, 2024.

Investment Securities

The Company’s net investment portfolio increased by $436.0 million to $1.7 billion at December 31, 2025 compared to $1.2 billion at December 31, 2024. The increase was due to the purchase of $574.4 million in investment securities during 2025 offset by normal principal maturities and pay downs and the sale of $24.8 million in securities comprised of $21.6 million in available-for-sale securities and $3.2 million in held-to-maturity securities. All held-to-maturity securities sold were mortgage-backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed under ASC 320-10-25-14, the sales were considered maturities for purposes of security classification. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of December 31, 2025 represented 29.35% of the Company’s total assets as compared to 22.98% of total assets as of December 31, 2024.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated were as follows:

	As of December 31,
(Dollars in thousands)	2025	2024
Available-for-sale securities
U.S. Government-sponsored securities	$2,038	$2,644
Mortgage-backed securities(1)	826,240	439,858
Commercial mortgage-backed securities(1)	1,253	1,212
Collateralized mortgage obligations(1)	20,730	5,497
Municipal securities	70,845	-
Corporate securities	29,738	14,856
Other	310	347
Total available-for-sale securities	$951,154	$464,414

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31,
(Dollars in thousands)	2025	2024
Held-to-maturity securities
Mortgage-backed securities(1)	$586,001	$626,427
Collateralized mortgage obligations(1)	62,476	68,377
Municipal securities	70,164	74,639
Total held-to-maturity securities	$718,641	$769,443
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$718,191	$768,993

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of December 31, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$14	5.36%	$290	6.03%	$1,734	5.03%	2,038	5.17%
Mortgage-backed securities(1)	362	2.40%	981	2.53%	2,816	4.09%	822,081	4.76%	826,240	4.75%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,253	5.82%	1,253	5.82%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	20,730	4.74%	20,730	4.74%
Municipal securities	-	0.00%	-	0.00%	22,672	4.70%	48,173	4.76%	70,845	4.74%
Corporate securities	5,000	4.34%	24,738	4.72%	-	0.00%	-	0.00%	29,738	4.66%
Other	310	7.45%	-	0.00%	-	0.00%	-	0.00%	310	7.45%
Total securities available-for-sale	$5,672	4.39%	$25,733	4.64%	$25,778	4.65%	$893,971	4.76%	$951,154	4.75%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$48	2.64%	$5,649	1.68%	$580,304	1.90%	$586,001	1.90%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	62,476	1.74%	62,476	1.74%
Municipal securities	1,918	3.57%	18,363	4.56%	13,004	4.09%	36,879	5.10%	70,164	4.73%
Total securities held-to-maturity	$1,918	3.57%	$18,411	4.55%	$18,653	3.36%	$679,659	2.06%	$718,641	2.16%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$2	3.00%	$33	5.64%	$279	6.15%	$2,330	5.89%	2,644	5.92%
Mortgage-backed securities(1)	74	2.83%	3,074	2.57%	1,949	3.92%	434,761	4.70%	439,858	4.68%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,212	6.01%	1,212	6.01%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	5,497	6.01%	5,497	6.01%
Corporate securities	-	0.00%	14,856	5.63%	-	0.00%	-	0.00%	14,856	5.63%
Other	347	3.72%	-	0.00%	-	0.00%	-	0.00%	347	3.72%
Total securities available-for-sale	$423	3.56%	$17,963	5.10%	$2,228	4.20%	$443,800	4.72%	$464,414	4.74%

(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of December 31, 2024
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$3,426	0.82%	$7,756	1.66%	$615,245	1.89%	$626,427	1.88%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	68,377	1.75%	68,377	1.75%
Municipal securities	1,180	3.86%	18,365	4.79%	6,733	4.34%	48,361	5.01%	74,639	4.88%
Total securities held-to-maturity	$1,180	3.86%	$21,791	4.17%	$14,489	2.91%	$731,983	2.08%	$769,443	2.16%
(1)	All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

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

The Company's loan and lease portfolio at December 31, 2025 totaled $3.6 billion, a decrease of $29.4 million or 0.80% compared to December 31, 2024. The decrease was due to the Company prioritizing risk appropriate loan pricing and structure over loan growth. This was primarily due to industry market pricing on loans not adequately compensating for overall loan risk and duration risk on loans.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross Loans and Leases
Real estate:
Commercial	$1,480,906	40.37%	$1,360,841	36.88%
Agricultural	705,668	19.24%	751,026	20.35%
Residential and home equity	405,080	11.05%	404,399	10.96%
Construction	128,179	3.50%	194,903	5.28%
Total real estate	2,719,833	74.16%	2,711,169	73.47%
Commercial & industrial	497,700	13.57%	504,403	13.67%
Agricultural	264,117	7.20%	289,847	7.85%
Commercial leases	181,004	4.94%	179,718	4.87%
Consumer and other	4,671	0.13%	5,084	0.14%
Total gross loans and leases	$3,667,325	100.00%	$3,690,221	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at December 31, 2025:

	Loan Contractual Maturity

(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$72,469	$636,166	$741,313	$30,958	$1,480,906
Agricultural	43,445	193,049	438,445	30,729	705,668
Residential and home equity	96	5,582	116,795	282,607	405,080
Construction	95,418	32,761	-	-	128,179
Total real estate	211,428	867,558	1,296,553	344,294	2,719,833
Commercial & industrial	177,671	228,895	88,882	2,252	497,700
Agricultural	185,580	67,443	11,094	-	264,117
Commercial leases	3,067	99,332	78,605	-	181,004
Consumer and other	979	3,096	146	450	4,671
Total gross loans and leases	$578,725	$1,266,324	$1,475,280	$346,996	$3,667,325
Rate structure for loans and leases
Fixed rate	$180,637	$926,064	$847,953	$189,396	$2,144,050
Adjustable rate	398,088	340,260	627,327	157,600	1,523,275
Total gross loans and leases	$578,725	$1,266,324	$1,475,280	$346,996	$3,667,325

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$750	$170
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	750	170
Commercial & industrial	-	759
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	750	929
Other real estate owned ("OREO")	-	873
Total non-performing assets	$750	$1,802

Selected ratios:
Non-performing loans to total loans and leases	0.02%	0.03%
Non-performing assets to total assets	0.01%	0.03%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management's judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $750,000 in non-accrual loans and leases at December 31, 2025, compared to $929,000 at December 31, 2024.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported no OREO at December 31, 2025 compared to $873,000 at December 31, 2024.

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

The Company modified nine loans, with five borrowers, in the aggregate amount of $7.0 million, during the year ended December 31, 2025. These loans were current at December 31, 2025.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Balance at beginning of year	$77,973	$78,655
Provision for credit losses:
Allowance for credit losses- loans and leases	2,890	1,000
Allowance for credit losses- unfunded loan commitments	610	(1,000)
Total provision for credit losses	3,500	-
Charge-offs:
Real estate:
Commercial	(380)	-
Agricultural	(1,119)	-
Residential and home equity	-	(29)
Construction	-	-
Total real estate	(1,499)	(29)
Commercial & industrial	(233)	(736)
Agricultural	(234)	-
Commercial leases	-	-
Consumer and other	(50)	(93)
Total charge-offs	(2,016)	(858)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	5	-
Residential and home equity	10	23
Construction	-	-
Total real estate	15	23
Commercial & industrial	156	86
Agricultural	24	16
Commercial leases	-	-
Consumer and other	23	51
Total recoveries	218	176
Net charge-offs	(1,798)	(682)
Balance at end of year	$79,675	$77,973

Allowance for credit losses - loans and leases	76,375	75,283
Allowance for credit losses - unfunded loan commitments	3,300	2,690
Total allowance for credit losses	$79,675	$77,973

Selected financial information:
Net loans and leases held for investment	$3,648,945	$3,678,388
Average loans and leases	3,607,991	3,672,260
Non-performing loans and leases	750	929
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net charge-offs to average loans and leases	0.05%	0.02%
Provision for credit losses to average loans and leases	0.10%	0.00%
Allowance for loan and lease losses to loans and leases held for investment	2.08%	2.04%

(1)	Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loan and leases by loan type as of the dates indicated:

	December 31,
	2025			2024
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$22,574	40.37%	1.52%	$20,382	36.88%	1.50%
Agricultural	23,647	19.24%	3.35%	23,615	20.35%	3.14%
Residential and home equity	7,620	11.05%	1.88%	7,340	10.96%	1.82%
Construction	2,311	3.50%	1.80%	3,055	5.28%	1.57%
Total real estate	56,152	74.16%	2.06%	54,392	73.47%	2.01%
Commercial & industrial	7,355	13.57%	1.48%	7,791	13.67%	1.54%
Agricultural	6,760	7.20%	2.56%	6,725	7.85%	2.32%
Commercial leases	5,861	4.94%	3.24%	6,153	4.87%	3.42%
Consumer and other	247	0.13%	5.29%	222	0.14%	4.37%
Total allowance for credit losses	$76,375	100.00%	2.08%	$75,283	100.00%	2.04%

Deposits

The following table shows the deposit balances at the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Deposits:
Non-interest bearing	$1,642,119	$1,518,267
Interest-bearing:
Demand	802,352	882,123
Savings and money market	1,790,274	1,583,202
Certificates of deposit	743,081	715,547
Total interest-bearing	3,335,707	3,180,872
Total deposits	$4,977,826	$4,699,139

Total deposits increased by $278.7 million or 5.93% from December 31, 2024 to December 31, 2025. The increase was driven by an increase in savings and money market accounts of $207.1 million or 13.1%, an increase in non-interest bearing demand deposits of $123.9 million or 8.16%, and an increase in certificates of deposit of $27.5 million or 3.9% from 2024 to 2025, respectively, all partially offset by a decrease of $79.8 million or 9.0% in interest-bearing demand deposits from 2024 to 2025. The increases were primarily from an increase in the number of client accounts and fluctuations in client balances along with shifts from lower yielding demand deposits into higher yielding savings and money market accounts and certificates of deposit. Conversely, this shift contributed to the decrease in interest-bearing demand deposits. Non-interest bearing deposits were 32.99% and 32.31% of total deposits, at December 31, 2025 and 2024, respectively.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	As of December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$857,222	$4,938	0.58%	$908,561	$4,277	0.47%	$983,340	$2,357	0.24%
Savings and money market	1,745,290	31,369	1.80%	1,614,117	30,304	1.88%	1,631,818	21,831	1.34%
Certificates of deposit greater than $250,000	390,281	13,659	3.50%	413,077	11,663	2.82%	245,094	7,680	3.13%
Certificates of deposit equal to or less than $250,000	335,224	9,599	2.86%	349,933	17,200	4.92%	273,281	5,655	2.07%
Total interest-bearing deposits	3,328,017	59,565	1.79%	3,285,688	63,444	1.93%	3,133,533	37,523	1.20%
Non-interest bearing deposits	1,535,999			1,417,121			1,528,375
Total deposits	$4,864,016	$59,565	1.22%	$4,702,809	$63,444	1.35%	$4,661,908	$37,523	0.80%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2024 when the FOMC cut interest rates by 100 basis points between September and December 2024 and then another 75 basis points when the FOMC cut interest rates again, between September 2025 and December 2025. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.22% for 2025 compared to 1.35% for 2024. The Company had no brokered deposits as of December 31, 2025 or 2024.

The following table shows deposits with a balance greater than $250,000 at December 31, 2025 and 2024:

	December 31
(Dollars in thousands)	2025	2024
Non-Maturity Deposits greater than $250,000	$2,729,456	$2,486,450
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	137,517	153,662
3 months to 6 months	192,804	146,341
6 months to 12 months	67,313	81,642
More than 12 months	629	3,427
Total certificates of deposit greater than $250,000	$398,263	$385,072
Total deposits greater than $250,000	$3,127,719	$2,871,522

Refer to the Average Balance and Yield Schedule located in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2025 and 2024, the Bank had $3.0 million of these deposits.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.6 billion and $2.3 billion at December 31, 2025 and December 31, 2024, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at December 31, 2025 or 2024. There were no Federal Funds purchased or advances from the FRB at December 31, 2025 or 2024.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly and the rate was 6.82% at December 31, 2025 (the next reset is March 17, 2026). The average rate paid for these securities was 7.44% in 2025 and 8.45% in 2024. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures, from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to ensure depositor protection. Shareholders’ equity totaled $645.5 million at December 31, 2025, and $573.1 million at the end of 2024, an increase of $72.4 million or 12.64%. The growth in capital during the year ended December 31, 2025 was driven by net income of $93.6 million partially offset by stock repurchases of $34.7 million and cash dividends paid on common shares of $13.8 million.

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

At December 31, 2025, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. At December 31, 2025 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables at December 31, 2025 and 2024.

The Company’s and the Bank’s actual and required capital amounts and ratios are as follows:

	December 31, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$620,134	13.81%	$202,001	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	630,134	14.04%	269,334	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	686,542	15.29%	359,112	8.00%	N/A	N/A
Tier 1 leverage capital ratio	630,134	11.00%	229,189	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$627,683	13.99%	$201,969	4.50%	$291,733	6.50%
Tier 1 capital to risk-weighted assets	627,683	13.99%	269,292	6.00%	359,056	8.00%
Risk-based capital to risk-weighted assets	684,082	15.24%	359,056	8.00%	448,820	10.00%
Tier 1 leverage capital ratio	627,683	10.98%	228,755	4.00%	285,944	5.00%

	December 31, 2024
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$579,602	13.04%	$200,046	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	589,602	13.26%	266,728	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	645,453	14.52%	355,637	8.00%	N/A	N/A
Tier 1 leverage capital ratio	589,602	10.95%	215,379	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$591,072	13.30%	$200,038	4.50%	$288,944	6.50%
Tier 1 capital to risk-weighted assets	591,072	13.30%	266,718	6.00%	355,624	8.00%
Risk-based capital to risk-weighted assets	646,920	14.55%	355,624	8.00%	444,530	10.00%
Tier 1 leverage capital ratio	591,072	10.99%	215,213	4.00%	269,016	5.00%

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

During 2025, the Company repurchased 33,562 shares under the Repurchase Plan, for a total of $34.7 million, inclusive of the excise tax. At December 31, 2025, there remained $30.3 million authorized for repurchases under the Repurchase Plan.

On August 13, 2025, the Company announced that it changed its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly. The first quarterly cash dividend of $5.00 per share was declared on August 12, 2025 and paid on October 1, 2025. On November 12, 2025, the Company declared a quarterly cash dividend of $5.05 per share which was paid on January 2, 2026, to shareholders of record on December 4, 2025.

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

The following table sets forth our off-balance sheet lending commitments at December 31, 2025:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,049,468	$458,744	$400,107	$53,836	$136,781
Standby letters of credit	19,250	15,957	2,293	1,000	-
Total off-balance sheet commitments	$1,068,718	$474,701	$402,400	$54,836	$136,781

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.3 million and $2.7 million at December 31, 2025 and December 31, 2024, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at December 31, 2025 had maturity dates ranging from 1 to 51 months with final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $144.9 million or 2.6% of total assets at December 31, 2025. The majority of cash is on deposit with the FRB and amounted to $84.2 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our ability to pledge for borrowing purposes our held-to-maturity portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low-cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board-level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at December 31, 2025:

	December 31, 2025
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,089,928	$-	$1,089,928	$1,367,302
Federal Home Loan Bank	890,447	-	890,447	1,147,499
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,113,375	$-	$2,113,375	$2,514,801

We maintained a strong liquidity position throughout 2025 and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawal for the foreseeable future. At December 31, 2025, we had internal sources of liquidity comprised of $144.9 million in cash and $945.0 million of unencumbered investment securities, which represented in the aggregate 19.15% of total assets. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.2 billion at December 31, 2025. Our pledged collateral on short-term borrowing lines was comprised of $2.5 billion in loans and $1.4 million in investment securities held at market value at December 31, 2025. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all our liquidity needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for 2025 was $104.2 million driven by record net income of $93.6 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $402.0 million during 2025 driven by a net increase of purchases in our investment portfolio of $564.8 million in available-for-sale securities offset by a decrease in loans and leases of $27.7 million and proceeds from the sale, maturities, calls, and pay downs of investment securities of $162.8 million.

At December 31, 2025, we had unfunded loan commitments of $1.0 billion and unfunded letters of credit of $19.3 million. At December 31, 2025, we believe that we had sufficient sources of funds available to meet current loan commitments.

Net cash provided by financing activities totaled $230.1 million in 2025, driven by an increase in deposits of $278.7 million partially offset by the repurchase of $34.7 million in common stock and $13.8 million in cash dividends paid to shareholders.

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

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of December 31, 2025, our loan and lease portfolio was comprised of 58.46% fixed rate and 41.54% variable rate loans. An additional component of managing our interest rate risk is the use of loan floors when structuring our variable loan products. At loan origination, a loan floor rate, typically equal to or slightly below the initial rate on the loan, is established. This is particularly beneficial in a declining interest rate environment.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at December 31, 2025, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such changes:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
December 31, 2025
+300 bps	(4.0%)	(12.0%)
+200 bps	(3.1%)	(8.0%)
+100 bps	(1.8%)	(3.2%)
0 bps	-	-
-100 bps	0.8%	0.4%
-200 bps	1.1%	(1.9%)
-300 bps	2.3%	(6.2%)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Farmers & Merchants Bancorp
Lodi, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

(Continued)

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses on Loans and Leases –Reasonable and Supportable Forecasts - Refer to Notes 1 and 4 to the Financial Statements

The allowance for credit losses on loans and leases is an accounting estimate of expected credit losses over the estimated life of the Company’s loan and lease portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans and leases was $76,375,000 as of December 31, 2025.

(Continued)

The allowance for credit losses on loans and leases under the current expected credit loss methodology required by ASC 326 is based on relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  The economic forecast used in the current expected credit loss methodology includes consideration of national, regional, and local economic expectations, and is applied as a qualitative adjustment through the use of management’s qualitative factors framework, utilizing a linear range of patterns based on historical losses.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Sacramento, California
March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Farmers & Merchants Bancorp
Lodi, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023 of Farmers & Merchants Bancorp and subsidiaries (the “Company”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We served as the Company’s auditor from 2022 to 2023.

San Ramon, California
March 14, 2024

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024
ASSETS
Cash and due from banks	$60,622	$71,058
Interest-bearing deposits with banks	84,242	141,505
Total cash and cash equivalents	144,864	212,563
Securities available-for-sale, amortized cost $955,203 and $490,992, respectively	951,154	464,414
Securities held-to-maturity, fair value $592,736 and $610,953, respectively	718,641	769,443
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,669,345	1,233,407
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,648,945	3,678,388
Allowance for credit losses - loans and leases	(76,375)	(75,283)
Loans held for investment, net	3,572,570	3,603,105
Bank-owned life insurance	76,614	74,085
Premises and equipment, net	55,847	51,367
Deferred income tax assets and income taxes receivevable	38,775	36,729
Accrued interest receivable	29,996	30,152
Goodwill	11,183	11,183
Other intangibles	1,165	1,687
Other real estate owned	-	873
Other assets	74,202	99,496
Total Assets	$5,690,110	$5,370,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$1,642,119	$1,518,267
Interest-bearing:
Demand	802,352	882,123
Savings and money market	1,790,274	1,583,202
Certificates of deposit	743,081	715,547
Total interest-bearing	3,335,707	3,180,872
Total deposits	4,977,826	4,699,139
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	56,460	87,675
Total Liabilities	5,044,596	4,797,124

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 728,560 and 699,798 issued and 697,904 and 699,798 outstanding at December 31, 2025 and 2024, respectively	7	7
Additional paid-in capital	11,550	-
Retained earnings	669,262	592,431
Accumulated other comprehensive loss, net of taxes	(3,512)	(19,366)
Treasury stock, at cost; 30,656 shares at December 31, 2025 and 0 shares at December 31, 2024	(31,793)	-
TOTAL SHAREHOLDERS' EQUITY	645,514	573,072
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,690,110	$5,370,196

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024	2023
Interest income
Interest and fees on loans and leases	$218,668	$223,266	$204,482
Interest and dividends on investment securities	49,005	31,851	22,400
Interest on deposits with others	11,819	16,860	26,872
Total interest income	279,492	271,977	253,754

Interest expense
Deposits	59,565	63,444	37,523
Borrowed funds	-	986	-
Subordinated debentures	767	871	846
Total interest expense	60,332	65,301	38,369
Net interest income	219,160	206,676	215,385
Provision for credit losses	3,500	-	9,407
Net interest income after provision for credit losses	215,660	206,676	205,978
Non-interest income
Card processing	7,023	6,950	6,686
Service charges on deposit accounts	3,072	3,054	2,755
Increase in cash surrender value of BOLI	2,530	2,430	2,027
Gain on BOLI death benefit	-	4	4,346
Net gain/(loss) on sale of securities	44	743	(8,199)
Net gain on deferred compensation benefits	4,629	3,270	2,974
Other	6,335	4,249	4,325
Total non-interest income	23,633	20,700	14,914
Non-interest expense
Salaries and employee benefits	74,129	72,472	70,883
Data processing	6,914	6,055	5,293
Occupancy	5,121	5,090	4,837
Deposit insurance	2,997	2,852	2,769
Professional services	3,651	3,587	2,334
Marketing	1,895	1,967	1,885
Net gain on deferred compensation benefits	4,629	3,270	2,974
Other	11,181	9,839	13,364
Total non-interest expense	110,517	105,132	104,339
INCOME BEFORE INCOME TAXES	128,776	122,244	116,553
Income tax expense	35,171	33,787	28,239
NET INCOME	$93,605	$88,457	$88,314

Earnings per common share:
Basic	$134.96	$121.02	$116.61
Diluted	$133.96	$121.02	$116.61

Weighted average number of common shares
Basic	693,589	730,914	757,336
Diluted	698,768	730,914	757,336

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$93,605	$88,457	$88,314
Other comprehensive income
Unrealized gains/(losses) on available-for-sale securities	22,719	(8,973)	5,246
Reclassification adjustment for (gains)/losses on available-for-sale securities	(189)	(743)	8,199
Amortization of unrecognized loss on securities transferred to held-to-maturity	(22)	(82)	(136)
Net unrealized gains/(losses) on securities	22,508	(9,798)	13,309
Income tax (expense)/benefit	(6,654)	2,896	(3,935)
Other comprehensive income/(loss), net of tax	15,854	(6,902)	9,374
Total comprehensive income	$109,459	$81,555	$97,688

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of January 1, 2023	768,337	$8	$57,206	$449,932	$(21,838)	-	$-	$485,308
Net income	-	-	-	88,314	-	-	-	88,314
Other comprehensive income, net of tax	-	-	-	-	9,374	-	-	9,374
Cash dividends declared ($17.10 per share)	-	-	-	(12,886)	-	-	-	(12,886)
Repurchase of common stock	(20,366)	(1)	(20,354)	-	-	-	-	(20,355)
Balance as of December 31, 2023	747,971	$7	$36,852	$525,360	$(12,464)	-	$-	$549,755
Cumulative change from adoption of ASU 2023-02	-	-	-	40	-	-	-	40
Net income	-	-	-	88,457	-	-	-	88,457
Other comprehensive loss, net of tax	-	-	-	-	(6,902)	-	-	(6,902)
Cash dividends declared ($18.10 per share)	-	-	-	(13,017)	-	-	-	(13,017)
Repurchase of common stock	(48,173)	-	(36,852)	(8,409)	-	-	-	(45,261)
Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	93,605	-	-	-	93,605
Other comprehensive income, net of tax	-	-	-	-	15,854	-	-	15,854
Issuance of restricted stock awards	33,660	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(1,992)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	11,550	-	-	-	-	11,550
Cash dividends declared ($19.35 per share)	-	-	-	(13,841)	-	-	-	(13,841)
Repurchase of common stock	(2,906)	-	-	(2,933)	-	-	-	(2,933)
Purchase of treasury stock	-	-	-	-	-	(30,656)	(31,793)	(31,793)
Balance as of December 31, 2025	728,560	$7	$11,550	$669,262	$(3,512)	(30,656)	$(31,793)	$645,514
See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$93,605	$88,457	$88,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,500	-	9,407
Depreciation and amortization	3,063	2,937	2,491
Net accretion of securities premiums and discounts	(1,903)	(1,381)	(109)
Stock based compensation expenses	11,550	-	-
Increase in cash surrender value of BOLI	(2,529)	(2,430)	(2,027)
Gain on BOLI death benefit	-	(4)	(4,346)
(Increase)/Decrease in deferred income taxes, net	(10,028)	8,128	(5,603)
Net realized (gain)/loss on sale of securities available-for-sale	(44)	(743)	8,199
Net changes in:
Other assets	29,151	(6,729)	(16,792)
Other liabilities	(22,171)	15,500	13,814
Net cash provided by operating activities	104,194	103,735	93,348
Cash flows from investing activities:
Net decrease/(increase) in loans and leases held for investment	27,676	(24,344)	(156,433)
Purchase of available-for-sale securities	(564,846)	(389,349)	(84,114)
Purchase of held-to-maturity securities	(9,581)	(4,218)	(6,850)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	102,472	99,908	59,557
Proceeds from maturities, calls and pay downs of held-to-maturity securities	60,371	52,675	49,063
Purchase of bank-owned life insurance	-	-	(7,271)
Purchase of premises and equipment	(7,578)	(2,399)	(4,972)
Purchase of other investments	(10,660)	(16,050)	(7,306)
Redemption of other investments	-	5,917	-
Proceeds from bank-owned life insurance	-	3,280	11,751
Proceeds from sale of assets	133	-	27
Net cash used in investing activities	(402,013)	(274,580)	(146,548)
Cash flows from financing activities:
Net increase/(decrease) in deposits	278,687	31,044	(91,174)
Cash dividends paid	(13,841)	(13,017)	(12,886)
Net cash used in share repurchase program	(2,933)	(45,261)	(20,355)
Purchase of treasury stock	(31,793)	-	-
Net cash provided by/(used in) financing activities	230,120	(27,234)	(124,415)
Net change in cash and cash equivalents	(67,699)	(198,079)	(177,615)
Cash and cash equivalents, beginning of year	212,563	410,642	588,257
Cash and cash equivalents, end of year	$144,864	$212,563	$410,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,757	$65,085	$29,280
Income taxes paid	$14,939	$12,949	$12,662

Supplemental disclosures of non-cash transactions:
Net change in unrealized (losses)/gains on securities available-for-sale	$(22,530)	$9,716	$(13,445)

See accompanying notes to the consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation — Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware corporation headquartered in Lodi, California and is the bank holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”).  The Company operates all business activities through the Bank, which was organized in August 1916.  F&M Bank is a California state-chartered bank.  F&M Bank operates under the supervision of the California Department of Financial Protection and Innovation (“DFPI”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). F&M Bank is not a member of the Federal Reserve System; however, FMCB operates as a bank holding company under the Federal Bank Holding Company Act of 1956, subject to and under the supervision of and examination by the Federal Reserve and is the sole shareholder of F&M Bank. Both FMCB and F&M Bank are subject to periodic examination by these applicable federal and state regulatory agencies and file periodic reports and other information with the agencies. The Company considers F&M Bank to be its sole operating segment.

The Company’s other wholly-owned subsidiaries include F&M Bancorp, Inc. and FMCB Statutory Trust I. F&M Bancorp, Inc. was created in March 2002 to protect the name F&M Bank. During 2002, the Company completed a fictitious business name filing in California to begin using the streamlined name “F&M Bank” as part of a larger effort to enhance the Company’s image and build brand name recognition. In December 2003, the Company formed a wholly owned subsidiary, FMCB Statutory Trust I, for the sole purpose of issuing Trust Preferred Securities and related subordinated debentures. In accordance with generally accepted accounting principles in the United States (“GAAP”), FMCB Statutory Trust I is a non-consolidated subsidiary.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

The consolidated financial statements of the Company include the accounts of Farmers & Merchants Bancorp and its wholly owned subsidiary, Farmers & Merchants Bank of Central California. All intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents — Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits, and federal funds sold, all of which have original maturities of three months or less. The Company places its cash with high credit quality institutions. The amounts on deposit fluctuate and, at times, exceed the insured limit by the FDIC, which potentially subjects the Company to credit risk.  For these instruments, the carrying amount is a reasonable estimate of fair value.

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

Allowance for credit losses — Securities — Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The Company’s HTM portfolio contains securities issued by U.S. government entities and agencies and municipalities. The Company uses industry historical credit loss information adjusted for current conditions to establish the allowance for credit losses on its HTM municipal bond portfolio. Further information regarding our policies and methodology used to estimate the allowance for credit losses on HTM securities is presented in Note 2 – Investment Securities.

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

Special mention — A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company's credit position at some future date. Special mention loans and leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

The foundation of CECL modeling is the ability to estimate expected credit losses over the lifetime of a loan. Management must use relevant available information about past events (e.g. historical losses) current conditions, and economic forecasts about future conditions. Historical annual loss rates serve as the starting point to estimate expected credit losses. Management uses a “through-the-cycle” historical credit loss experience as its baseline for historical credit losses. The representative period used for the full economic cycle is the first quarter of 2008 to the fourth quarter of 2017 for all segments except farmland and agriculture for which the first quarter of 1985 to the fourth quarter of 1994 was used. Additionally, due to the nature of the 1985 economic downturn and the specific impact that had on the farmland and agricultural lenders, management believes this is more comparable for the farmland and agricultural loan segments.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

Management has collected historical loss information on its own loan and lease portfolio as well as peer group information by the seventeen loan segments over this time horizon using information available from the Federal regulators using FFIEC call report data for all segments except for farmland and agricultural loan segments, which utilize Federal Reserve Economic Data (FRED). Federal regulators have placed the Company into a peer group of banks with assets between $3 billion to $10 billion. This peer group segmentation includes approximately 200 banks nationally. This peer group is similar in asset size and concentration with the exception of the agricultural portfolio as the Company is the 19th largest agricultural lender in the country. As a result, none of the banks in the above national peer group have an agricultural concentration similar to the Company. Therefore, for purposes of historical losses, the Company uses the asset size peer group loss information for all loan segments except farmland and agricultural loans which uses a national peer group regardless of asset size. Using these peer groups, the model calculates the mean historical loss rate over the respective economic credit cycles described above for both the Company and its peer groups.

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

The Company uses a risk setting scorecard approach which is applied to each loan portfolio segment to capture all risks across the various qualitative factors above utilizing a linear range of potential loss patterns to ensure potential losses are appropriately supported through historical losses.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

Other real estate owned — Other real estate owned, is expected to be sold and is comprised of properties no longer utilized for business operations and property acquired through foreclosure in satisfaction of indebtedness. These properties are recorded at fair value less estimated selling costs upon acquisition. Revised estimates to the fair value less cost to sell are reported as adjustments to the carrying amount of the asset, provided that such adjusted value is not in excess of the carrying amount at acquisition. Initial losses on properties acquired through full or partial satisfaction of debt are treated as credit losses and charged to the allowance for credit losses at the time of acquisition. Subsequent declines in value from the recorded amounts, routine holding costs, and gains or losses upon disposition, if any, are included in non-interest expense as incurred.

Fair value estimates — The Company measures some of our assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, management prioritizes valuation inputs in accordance with a three-level hierarchy. The Company prioritizes quoted prices in active markets and minimizes reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques requiring professional judgment to estimate the appropriate fair value. The Company uses assumptions that market participants would consider in pricing the asset or the liability. Changes in market conditions may reduce the availability of quoted prices or observable data. See Note 10 “Fair Value” for further information regarding the use of fair value estimates.

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

Right of use lease asset & lease liability — Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. The Company records an operating lease right of use (“ROU”) asset and an operating lease liability (lease liability) for operating leases with a lease term greater than 12 months. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Accordingly, ROU assets are reduced by tenant improvement allowances from property owners plus any prepaid rent. The Company does not separate lease and non-lease components of contracts. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

Developing the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred income tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred income tax assets. Judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has no material uncertain income tax positions in the consolidated financial statements as of December 31, 2025 and 2024, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated balance sheets, statements of income, or cash flows.

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

Stock based compensation — The Company recognizes compensation cost based on the fair value of the equity instruments issued. The expense measures the cost of employee services received in exchange for stock based on the grant-date fair value of the award and recognizes the cost over the vesting period for all awards which is based on a service condition ranging from one to four years. The grant date fair value of restricted stock awards is calculated using a volume weighted average price over a 30-day period as of the grant date. The impact of forfeitures on stock-based compensation expense is recognized as forfeitures occur.

Derivatives — The Company offers interest rate swap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable-rate loans. When such products are issued, the Company also enters into an offsetting swap with institutional counterparties to eliminate the interest rate risk to the Company. These back-to-back swap agreements, which generate fee income for the Company, are intended to offset each other. The Company retains the credit risk of the original loan. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps are not designated as accounting hedges and are recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value are recorded in "Noninterest income - Other income" in the consolidated statements of income.

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

On January 1, 2025, the Company adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” retrospectively. ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. The Company adopted this standard with no material impact on the Company’s consolidated financial statements.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies—Continued

Accounting Standards Pending Adoption — The following paragraphs provide descriptions of newly issued but not yet effective accounting standards that could have a material effect on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures, but does not expect the impact to be material.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective in fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The Company is evaluating adoption timing and the impact ASU 2025-05 will have on its financial statements but does not anticipate it will have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies and improves the guidance for interim financial reporting by providing a list of required interim disclosures, clarifying the applicability of interim reporting requirements, and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for the Company starting January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial presentation.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 is part of the FASB's standing "evergreen" project and makes a broad set of technical corrections, clarifications, and other minor improvements across many Topics to make the Codification easier to understand and apply. The amendments will be effective for the Company beginning with the fiscal year ending December 31, 2027, and interim periods within that fiscal year. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of December 31, 2025
U.S. Government-sponsored securities	$2,046	$2	$10	$2,038
Mortgage-backed securities(1)	834,820	9,140	17,720	826,240
Commercial mortgage-backed obligations(1)	1,231	22	-	1,253
Collateralized mortgage obligations(1)	21,087	5	362	20,730
Municipal securities	66,142	4,703	-	70,845
Corporate securities	29,567	171	-	29,738
Other	310	-	-	310
Total available-for-sale securities	$955,203	$14,043	$18,092	$951,154

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

The book values, estimated fair values, and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

		Gross Unrecognized			Allowance
	Amortized				for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of December 31, 2025
Mortgage-backed securities(1)	$586,001	$88	$115,773	$470,316	$-
Collateralized mortgage obligations(1)	62,476	-	10,234	52,242	-
Municipal securities	70,164	1,011	997	70,178	450
Total held-to-maturity securities	$718,641	$1,099	$127,004	$592,736	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

			December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$461	$2	$676	$8	$1,137	$10
Mortgage-backed securities(1)	60,935	244	75,647	17,476	136,582	17,720
Collateralized mortgage obligations(1)	13,262	230	5,511	132	18,773	362
Total available-for-sale securities	$74,658	$476	$81,834	$17,616	$156,492	$18,092

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

As of December 31, 2025, the Company held 324 available-for-sale securities of which 14 securities were in an unrealized loss position for less than twelve months and 104 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	December 31, 2025
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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment Securities—Continued

The amortized cost and estimated fair values of investment securities at December 31, 2025 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,670	$5,672	$1,918	$1,911
After one year through five years	25,577	25,733	18,411	18,389
After five years through ten years	24,394	25,778	18,653	17,843
After ten years	899,562	893,971	679,659	554,593
Total	$955,203	$951,154	$718,641	$592,736

Maturities are based on the final contractual payment dates, and do not reflect the impact of contractual monthly principal payments, prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of December 31, 2025, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2025

Municipal securities	$18,562	$935	$50,667	$70,164
Total	$18,562	$935	$50,667	$70,164

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2024

Municipal securities	$19,022	$403	$55,214	$74,639
Total	$19,022	$403	$55,214	$74,639

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Investment Securities—Continued

During 2025, the Company sold securities with a book value of $24.8 million for a net gain of $44,287. Included in the sales were $3.2 million of securities that were in the held-to-maturity portfolio and were sold for a loss of $145,367 for the year ended December 31, 2025. All held-to-maturity securities sold were mortgage-backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed under ASC 320-10-25-14, the sales were considered maturities for purposes of security classification.

Proceeds from sales and calls of investment securities were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Gross proceeds	$25,797	$70,721	$39,901
Gross gains	189	839	-
Gross losses	145	96	8,199

Pledged Securities

As of December 31, 2025, investment securities carried at $673.8 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $712.5 million at December 31, 2024.

Note 3—Federal Home Loan Bank Stock and Other Non-Marketable Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock and other equity securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. FHLB stock and other equity securities are reported in Non-Marketable Securities on the Company’s consolidated balance sheets and totaled $15.5 million at both December 31, 2025 and 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Loans and leases held for investment, net
Real estate:
Commercial	$1,480,906	$1,360,841
Agricultural	705,668	751,026
Residential and home equity	405,080	404,399
Construction	128,179	194,903
Total real estate	2,719,833	2,711,169
Commercial & industrial	497,700	504,403
Agricultural	264,117	289,847
Commercial leases	181,004	179,718
Consumer and other	4,671	5,084
Total gross loans and leases	3,667,325	3,690,221
Unearned income	(18,380)	(11,833)
Total net loans and leases	3,648,945	3,678,388
Allowance for credit losses	(76,375)	(75,283)
Total loans and leases held for investment, net	$3,572,570	$3,603,105

At December 31, 2025, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.4 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $889.2 million from FHLB and $1.1 billion from the FRB at December 31, 2025.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	December 31, 2025
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net Real estate:
Commercial	$7,248	$-	$750	$7,998	$1,464,585	$1,472,583	$750
Agricultural	-	-	-	-	705,668	705,668	-
Residential and home equity	-	-	-	-	405,080	405,080	-
Construction	-	-	-	-	128,179	128,179	-
Total real estate	7,248	-	750	7,998	2,703,512	2,711,510	750
Commercial & industrial	-	-	-	-	497,700	497,700	-
Agricultural	-	-	-	-	264,117	264,117	-
Commercial leases	1,659	-	-	1,659	169,288	170,947	-
Consumer and other	5	-	-	5	4,666	4,671	-
Total loans and leases, net	$8,912	$-	$750	$9,662	$3,639,283	$3,648,945	$750

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

When borrowers are experiencing financial difficulty, the Company may agree to modify the contractual terms of a loan to a borrower in order to assist the borrower in repaying principal and interest owed to the Company. The Company's modifications of loans to borrowers experiencing financial difficulty are generally in the form of term extensions, repayment plans, payment deferrals, forbearance agreements, interest rate reductions, forgiveness of interest and/or fees, or any combination thereof. Commercial loans modified to borrowers experiencing financial difficulty are primarily loans that are substandard or non-accrual, where the maturity date was extended and/or the modified interest rate and payment terms are not commensurate with the current market. Modifications on personal real estate loans are primarily those placed on forbearance plans, repayment plans, or deferral plans where monthly payments are suspended for a period of time or past due amounts are paid off over a certain period of time in the future or set up as a balloon payment at maturity. Modifications to certain credit card and other small consumer loans are often modified under debt counseling programs that can reduce the contractual rate or, in certain instances, forgive certain fees and interest charges. Other consumer loans modified to borrowers experiencing financial difficulty consist of various other workout arrangements with customers.

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

	December 31, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net Real estate:
Commercial	$-	$-	$-	$-	0.00%
Agricultural	-	-	2,639	2,639	0.37%
Residential and home equity	88	-	-	88	0.02%
Construction	-	-	-	-	0.00%
Total real estate	88	-	2,639	2,727	0.10%
Commercial & industrial	4,259	-	-	4,259	0.86%
Agricultural	-	-	43	43	0.02%
Commercial leases	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$4,347	$-	$2,682	$7,029	0.19%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at December 31, 2025.

During the twelve months ended December 31, 2025, the Company had one agricultural real estate borrower with five loans that had principal and interest deferrals ranging from twelve to eighteen months.  Three of the loans had the contractual term extended by eighteen months. In addition, during the twelve months ended December 31, 2025, the Company had two commercial & industrial loans where the contractual terms were extended by six and thirteen months, respectively, and two residential and home equity loans where the contractual terms were extended by ten years.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued

	December 31, 2024
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	0.00%
Agricultural	-	8,567	2,197	10,764	1.43%
Residential and home equity	-	-	-	-	0.00%
Construction	-	-	-	-	0.00%
Total real estate	-	8,567	2,197	10,764	0.40%
Commercial & industrial	2,500	-	-	2,500	0.50%
Agricultural	-	-	-	-	0.00%
Commercial leases	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$2,500	$8,567	$2,197	$13,264	0.36%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at December 31, 2024.

During the twelve months ended December 31, 2024, the Company had one agricultural real estate borrower with five loans that had principal and interest deferrals ranging from two to four months. One of the agricultural real estate loans had the contractual term extended by four months. In addition, during the twelve months ended December 31 2024, the Company had one commercial & industrial loan where the contractual term was extended by two months.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. The modified loans presented in the tables above were current as of December 31, 2025 and 2024.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$201,486	$38,557	$103,052	$135,472	$192,814	$356,496	$290,112	$146,371	$1,464,360
Special mention	225	-	-	-	7,248	-	-	-	7,473
Substandard	-	-	-	750	-	-	-	-	750
Total Commercial	$201,711	$38,557	$103,052	$136,222	$200,062	$356,496	$290,112	$146,371	$1,472,583
Commercial
Current-period gross charge-offs	$-	$-	$-	$380	$-	$-	$-	$-	$380

Agricultural
Pass	$46,027	$23,735	$35,874	$62,515	$41,110	$161,982	$274,736	$48,493	$694,472
Special mention	3,151	-	-	-	-	3,085	4,960	-	11,196
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$49,178	$23,735	$35,874	$62,515	$41,110	$165,067	$279,696	$48,493	$705,668
Agricultural
Current-period gross charge-offs	$-	$-	$180	$939	$-	$-	$-	$-	$1,119

Residential and home equity
Pass	$35,670	$29,212	$31,874	$50,922	$76,178	$128,370	$52,266	$352	$404,844
Special mention	-	-	-	-	-	34	-	-	34
Substandard	-	-	-	-	-	-	202	-	202
Total Residential and home equity	$35,670	$29,212	$31,874	$50,922	$76,178	$128,404	$52,468	$352	$405,080
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$-	$-	$-	$-	$1,375	$112,904	$13,900	$128,179
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$-	$-	$1,375	$112,904	$13,900	$128,179
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$286,559	$91,504	$170,800	$249,659	$317,350	$651,342	$735,180	$209,116	$2,711,510

Commercial & industrial
Pass	$39,666	$21,289	$29,692	$16,244	$13,167	$5,310	$337,525	$30,455	$493,348
Special mention	-	-	-	40	-	-	50	4,262	4,352
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial & industrial	$39,666	$21,289	$29,692	$16,284	$13,167	$5,310	$337,575	$34,717	$497,700
Commercial & industrial
Current-period gross charge-offs	$-	$-	$70	$98	$53	$12	$-	$-	$233

Agricultural
Pass	$3,104	$2,857	$2,312	$1,772	$1,020	$2,264	$245,438	$5,278	$264,045
Special mention	-	-	-	29	-	-	-	43	72
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$3,104	$2,857	$2,312	$1,801	$1,020	$2,264	$245,438	$5,321	$264,117
Agricultural
Current-period gross charge-offs	$-	$-	$-	$200	$34	$-	$-	$-	$234

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Commercial leases
Pass	$25,516	$29,201	$67,198	$21,749	$5,854	$21,429	$-	$-	$170,947
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$25,516	$29,201	$67,198	$21,749	$5,854	$21,429	$-	$-	$170,947
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,244	$478	$609	$234	$23	$1,001	$879	$-	$4,468
Special mention	-	-	-	-	-	-	-	-	-
Substandard	192	-	-	-	-	11	-	-	203
Total Consumer and other	$1,436	$478	$609	$234	$23	$1,012	$879	$-	$4,671
Consumer and other
Current-period gross charge-offs	$37	$3	$-	$-	$-	$10	$-	$-	$50
Total net loans and leases
Pass	$352,713	$145,329	$270,611	$288,908	$330,166	$678,227	$1,313,860	$244,849	$3,624,663
Special mention	3,376	-	-	69	7,248	3,119	5,010	4,305	23,127
Substandard	192	-	-	750	-	11	202	-	1,155
Total net loans and leases	$356,281	$145,329	$270,611	$289,727	$337,414	$681,357	$1,319,072	$249,154	$3,648,945
Total current-period gross charge-offs	$37	$3	$250	$1,617	$87	$22	$-	$-	$2,016

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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of the period	$15,626	$17,035
New loans or advances during year	495	1,871
Effect of changes in composition of related parties	(80)	-
Repayments	(2,741)	(3,280)
Balance at end of period	$13,300	$15,626

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued

The following table presents the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

December 31, 2025
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$7,998	$-	$7,998
Agricultural	-	-	-
Residential and home equity	-	-	-
Construction	-	-	-
Total real estate	7,998	-	7,998
Commercial & industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	-	-
Total gross loans and leases	$7,998	$-	$7,998

	December 31, 2024
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$170	$-	$170
Agricultural	-	-	-
Residential and home equity	-	-	-
Construction	-	-	-
Total real estate	170	-	170
Commercial & industrial	-	759	759
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	-	-
Total gross loans and leases	$170	$759	$929

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

The following table presents a summary of the activity in the ACL for loan and lease losses and ACL for unfunded loan commitments for the periods indicated:

	Year Ended December 31,
	2025			2024
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance For Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance For Credit Losses
Balance at beginning of period	$75,283	$2,690	$77,973	$74,965	$3,690	$78,655
Provision for/(reversal of) credit losses	2,890	610	3,500	1,000	(1,000)	-
Charge-offs	(2,016)	-	(2,016)	(858)	-	(858)
Recoveries	218	-	218	176	-	176
Net (charge-offs)/recoveries	(1,798)	-	(1,798)	(682)	-	(682)
Balance at end of period	$76,375	$3,300	$79,675	$75,283	$2,690	$77,973

Changes in the allowance for credit losses on loans and leases are as follows:

	Year Ended December 31, 2025
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$20,382	$2,572	$(380)	$-	$22,574
Agricultural	23,615	1,146	(1,119)	5	23,647
Residential and home equity	7,340	270	-	10	7,620
Construction	3,055	(744)	-	-	2,311
Total real estate	54,392	3,244	(1,499)	15	56,152
Commercial & industrial	7,791	(359)	(233)	156	7,355
Agricultural	6,725	245	(234)	24	6,760
Commercial leases	6,153	(292)	-	-	5,861
Consumer and other	222	52	(50)	23	247
Total allowance for credit losses	$75,283	$2,890	$(2,016)	$218	$76,375

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Loans and Leases—Continued

	Year Ended December 31, 2024
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$26,093	$(5,711)	$-	$-	$20,382
Agricultural	7,744	15,871	-	-	23,615
Residential and home equity	7,770	(424)	(29)	23	7,340
Construction	4,432	(1,377)	-	-	3,055
Total real estate	46,039	8,359	(29)	23	54,392
Commercial & industrial	13,380	(4,939)	(736)	86	7,791
Agricultural	8,872	(2,163)	-	16	6,725
Commercial leases	6,537	(384)	-	-	6,153
Consumer and other	137	127	(93)	51	222
Total allowance for credit losses	$74,965	$1,000	$(858)	$176	$75,283

Note 5—Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Premises and equipment:
Buildings and land	$70,259	$64,598
Furniture, fixtures, and equipment	21,880	20,762
Leasehold improvements	4,598	4,559
Subtotal	96,737	89,919
Accumulated depreciation and amortization	(40,890)	(38,552)
Total premises and equipment	$55,847	$51,367

Depreciation and amortization on premises and equipment included in occupancy expense amounted to $3.1 million, $2.9 million, and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Rental income was $757,000, $726,000, and $749,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and was recorded in other non-interest income.

Note 6—Other Real Estate Owned

The Company reported no foreclosed other real estate owned at December 31, 2025 compared to $873,000 at December 31, 2024 as the Company wrote off its only OREO property during 2025 after nine years.

 FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$344,818	$330,475
Certificates of deposit greater than $250,000	398,263	385,072
Total certificates of deposit	$743,081	$715,547

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2026	$733,911
2027	6,717
2028	1,861
2029	235
2030	357
Total certificates of deposit	$743,081

Overdrawn deposit balances of $187,000 and $156,000 were classified as consumer loans at December 31, 2025 and 2024, respectively.

Note 8—Short-term borrowings

As of December 31, 2025 and 2024, committed lines of credit arrangements totaling $2.1 billion and $2.1 billion, respectively, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a borrowing capacity and a committed credit line of $890.4 million, which is secured by $1.1 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 3.89% as of December 31, 2025.

The Company has $1.4 billion in pledged loans with the FRB. As of December 31, 2025, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 3.75% as of December 31, 2025.

The Company has an unsecured borrowing capacity from unaffiliated banks of $133.0 million as of December 31, 2025.

There were no outstanding advances on the above borrowing facilities or from unaffiliated banks as of December 31, 2025 and 2024.

Note 9—Long-term Subordinated Debentures

In 2003, the Company formed a wholly-owned Connecticut statutory business trust, FMCB Statutory Trust I (“Statutory Trust I”), which issued $10.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). The Company is not considered the primary beneficiary of the trust (variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. These debentures qualify as Tier 1 capital under current regulatory guidelines. All of

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Long-term Subordinated Debentures—Continued

the common securities of Statutory Trust I are owned by the Company. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by FMCB Statutory Trust to purchase $10.3 million of junior subordinated debentures of the Company, which carry a variable rate based on 3-month SOFR plus 2.85%. As of December 31, 2025, the interest rate on the junior subordinated debentures was 6.82% and the next reset date is March 17, 2026. The debentures represent the sole asset of Statutory Trust I. The Trust Preferred Securities accrue and pay distributions at a variable rate based on 3-month SOFR plus 2.85% per annum of the stated liquidation value of $1,000 per capital security. The Company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment to the extent that Statutory Trust I has funds available therefor of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I; and (iii) payments due upon a voluntary or involuntary dissolution, winding up, or liquidation of Statutory Trust I.

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

Note 10—Fair Value

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Fair Value—Continued

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

Note 10—Fair Value—Continued

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

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$2,038	$-	$2,038	$-	$2,038
Mortgage-backed securities	826,240	-	826,240	-	826,240
Commercial mortgage-backed securities	1,253	-	1,253	-	1,253
Collateralized mortgage obligations	20,730	-	20,730	-	20,730
Municipal securities	70,845	-	70,845	-	70,845
Corporate securities	29,738	-	29,738	-	29,738
Other	310	-	310	-	310
Other equity investments	$3,256	$3,256	$-	$-	$3,256
Derivatives not designated as hedging instruments	$172	$-	$172	$-	$172

Financial liabilities
Derivatives not designated as hedging instruments	$178	$-	$178	$-	$178

Fair valued on a non-recurring basis:
Collateral dependent loans	$7,998	$-	$-	$7,998	$7,998

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Available-for-sale securities
U.S. Government-sponsored securities	$2,644	$-	$2,644	$-	$2,644
Mortgage-backed securities	439,858	-	439,858	-	439,858
Commercial mortgage-backed securities	1,212	-	1,212	-	1,212
Collateralized mortgage obligations	5,497	-	5,497	-	5,497
Corporate securities	14,856	-	14,856	-	14,856
Other	347	-	347	-	347

Fair valued on a non-recurring basis:
Collateral dependent loans	$929	$-	$-	$929	$929
Other real estate owned	873	-	-	873	873

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Fair Value—Continued

The following tables summarize the carrying amount and estimated fair values of the Company’s financial assets and liabilities not carried at fair value, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value for the periods indicated.

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$144,864	$144,864	$-	$-	$144,864
Held-to-maturity securities, net	718,191	-	542,161	50,575	592,736
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,572,570	-	-	3,591,336	3,591,336

Financial liabilities:
Total deposits	$4,977,826	$-	$4,975,673	$-	$4,975,673
Subordinated debentures	10,310	-	10,810	-	10,810

December 31, 2024		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$212,563	$212,563	$-	$-	$212,563
Held-to-maturity securities, net	768,993	-	556,454	54,499	610,953
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,603,105	-	-	3,523,057	3,523,057

Financial liabilities:
Total deposits	$4,699,139	$-	$4,695,388	$-	$4,695,388
Subordinated debentures	10,310	-	11,738	-	11,738

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. There were no outstanding restricted stock awards prior to 2025. Shares are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. For the year ended December 31, 2025, there were no potential common shares that were anti-dilutive.

The following table presents the factors used in the earnings per share computation for the periods indicated:

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024	2023

Net income	$93,605	$88,457	$88,314

Weighted average common shares outstanding for basic earnings per common share	693,589	730,914	757,336
Dilutive potential common shares	5,179	-	-
Shares used in computing diluted earnings per common share	698,768	730,914	757,336

Basic earnings per common share	$134.96	$121.02	$116.61
Diluted earnings per commons share	$133.96	$121.02	$116.61

Note 12—Employee Benefit Plans

Executive Retirement Plan
The Company, through the Bank, sponsors an Executive Retirement Plan (“ERP”) for certain executive level employees. The ERP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. The ERP is comprised of: (1) a Performance Component which makes contributions based upon long-term cumulative profitability and increase in market value of the Company; (2) a Salary Component which makes contributions based upon participant salary levels; and (3) an Equity Component for which contributions are discretionary and subject to Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the ERP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a non-qualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the ERP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the ERP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. ERP contributions are invested in a mix of financial instruments; however, the Equity Component contributions are invested primarily in common stock of the Company. Effective November 29, 2024, each component of the ERP was terminated and frozen and no future contributions are permitted to be made. On December 10, 2025, the account balances were liquidated and paid out to eligible participants.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans—Continued

The Company incurred no expense to the ERP during the year ended December 31, 2025 due to the freezing of the plans, a net expense of $9.0 million during the year ended December 31, 2024, and a net expense of $9.1 million during the year ended December 31, 2023. The Company’s carrying value of the liability under the ERP was $72,000 as of December 31, 2025 and $61.4 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. There were no shares of common stock held as investments in the Rabbi Trust of the ERP as of December 31, 2025 and 49,173 shares with an historical cost basis of $31.8 million at December 31, 2024. All amounts have been fully funded into the Rabbi Trust as of December 31, 2025 and 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on ERP plan investments were $3.6 million in 2025 compared to net gains of $2.7 million in 2024 and $2.6 million in 2023. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

Senior Management Retention Plan
The Company, through the Bank, sponsors a Senior Management Retention Plan (“SMRP”) for certain senior level employees. The SMRP is a non-qualified deferred compensation plan and was developed to supplement the Company’s Profit Sharing Plan, which, as a qualified retirement plan, has a ceiling on benefits as set by the Internal Revenue Service. All contributions are discretionary and subject to the Board of Directors approval. The Company maintains a Rabbi Trust to fund, in part, the SMRP. The Rabbi Trust is an irrevocable grantor trust to which the Company may contribute assets for the limited purpose of funding a non-qualified deferred compensation plan. The Company may not use the assets of the Rabbi Trust for any purpose other than meeting its obligations under the SMRP; however, the assets of the Rabbi Trust remain subject to the claims of its creditors and are included in the consolidated financial statements. The Company contributes cash to the Rabbi Trust from time to time for the sole purpose of funding the SMRP. The Rabbi Trust will use any cash the Company contributes to purchase shares of common stock of the Company, and other financial instruments, on the open market. Contributions to the SMRP are invested primarily in common stock of the Company. Effective November 29, 2024 the SMRP was terminated and frozen and no future contributions are permitted to be made. On December 10, 2025, the account balances were liquidated and paid out to eligible participants.

The Company incurred no expense for the SMRP during the year ended December 31, 2025 due to the freezing of the plans, a net expense of $4.0 million during the year ended December 31, 2024 and a net expense of $4.1 million during the year ended December 31, 2023. The Company recognized the recapture of expense of $79,000 due to forfeitures within the plan during the year ended December 31, 2025. The Company’s carrying value of the liability under the SMRP was $2.1 million as of December 31, 2025 and $21.2 million as of December 31, 2024, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the SMRP as of December 31, 2025 and December 31, 2024 totaled 1,073 and 19,351 shares with an historical cost basis of $1.1 million and $14.6 million, respectively. All amounts have been fully funded into the Rabbi Trust as of December 31, 2025 and 2024. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on SMRP plan investments were $1.1 million in 2025, $0.5 million in 2024 and $0.4 million in 2023. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans—Continued

Profit Sharing Plan
The Company, through the Bank, sponsors a Profit Sharing Plan for substantially all full-time employees of the Company with one or more years of service. Participants receive up to two annual employer contributions, one is mandatory and the other is discretionary. The mandatory contributions to the Profit Sharing Plan are made according to a predetermined set of criteria. Mandatory contributions totaled $2.1 million, $2.0 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The discretionary contributions to the Profit Sharing Plan are determined annually by the Board of Directors. The discretionary contributions totaled $1.8 million, $1.8 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Company employees are permitted, within limitations imposed by tax law, to make pretax contributions and after tax (Roth) contributions to the 401(k) feature of the Profit Sharing Plan. The Company does not match employee contributions within the 401(k) feature of the Profit Sharing Plan and the Company can terminate the Profit Sharing Plan at any time. Benefits pursuant to the Profit Sharing Plan vest 0% during the first year of participation, 25% per full year thereafter and after five years such benefits are fully vested.

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

The Company earned tax-exempt interest on the life insurance policies of $2.5 million, $2.4 million, and $2.0 million for the three years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the total cash surrender value of the insurance policies was $76.6 million and $74.1 million, respectively.

Note 13—Stock-Based Compensation

Restricted Stock Award Plan
At the special meeting of shareholders held on November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares to directors and employees of the Company and its subsidiaries and affiliates. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock is determined using a volume weighted average price over a 30-day period as of the grant date.  The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards were comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 48,332 at December 31, 2025, including 1,992 shares forfeited and again available for future awards under the 2025 Plan. The unvested restricted shares generally have voting rights and dividend rights; however, the dividends are paid to the holder only when the restricted shares vest. Dividends on forfeited restricted shares are also forfeited.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Stock-Based Compensation—Continued

During the year ended December 31, 2025, the Company issued the following restricted stock awards under the 2025 Plan:

Date of Grant	Number of Shares	Volume Weighted Average Price over a 30-day Period as of the Grant Date
February 3, 2025	30,818	$1,033.03
October 14, 2025	2,442	1,042.19
December 9, 2025	400	1,054.48

The following table summarizes the change in the Company’s nonvested shares for the year ended December 31, 2025:

	Number of Shares	Average of the Volume Weighted Average Price over a 30-day Period as of the Grant Date
Restricted Stock Award
Nonvested shares outstanding, January 1, 2025	-	$-
Granted	33,660	1,033.95
Vested	-	-
Forfeited	1,992	1,035.68
Nonvested shares outstanding, December 31, 2025	31,668	$1,033.84

For the year ended December 31, 2025, the Company recognized $11.6 million in compensation cost related to shares granted under the 2025 Plan. As of December 31, 2025, there was $22.3 million of total unrecognized compensation cost related to nonvested shares granted under the 2025 Plan. The remaining cost is expected to be recognized over a weighted-average period of 1.69 years. No shares of restricted stock vested during the year ended December 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Derivatives

Derivatives Not Designated as Hedging Instruments
As a customer accommodation, the Company may enter into interest rate swaps with its loan customers. The Company also enters into corresponding offsetting derivatives with third parties. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,715	$172	$-	$-
Total included in other assets		$172		$-

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,715	$178	$-	$-
Total included in other liabilities		$178		$-

(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	December 31,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$(6)	$-
Total		$(6)	$-

Note 15—Commitments and Contingencies

In the normal course of business, the Company enters into financial instruments with off balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These instruments include commitments to extend credit, letters of credit, and other types of financial guarantees. The Company had the following off balance sheet commitments as of the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024

Commitments to extend credit, including unsecured commitments of $20,995 and $20,535 as of December 31, 2025 and 2024, respectively	$1,049,468	$1,006,649
Stand-by letters of credit, including unsecured commitments of $5,248 and $4,490 as of December 31, 2025 and 2024, respectively	19,250	15,411

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $3.3 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Commitments and Contingencies—Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit have maturity dates ranging from 1 to 51 months with a final expiration in some cases up to April 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low-income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes. At December 31, 2025 and 2024, the balance of the investments in LIHTC was $45.5 million and $43.8 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $16.8 million and $18.9 million at December 31, 2025 and 2024, respectively. These balances are reflected in the interest payable and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2042. Additionally, during the years ended December 31, 2025 and 2024, the Company recognized tax credits from its investments in LIHTC of $5.1 million and $4.4 million, respectively.

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

Note 16—Leases

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

As of December 31, 2025, operating lease ROU assets and liabilities were $1.6 million and $1.7 million, respectively. As of December 31, 2024, operating lease ROU assets and liabilities were $2.2 million and $2.3 million, respectively. Operating lease expenses totaled $798,000, $758,000 and $737,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The table below summarizes the information related to our operating leases:

	Year Ended December 31,
(in thousands except for percent and period data)	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flow from Operating Leases	$798	$758

Weighted-Average Remaining Lease Term - Operating Leases, in Years	3.11	3.56
Weighted-Average Discount Rate - Operating Leases	2.7%	2.7%

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Leases—Continued

The table below summarizes the maturity of remaining lease liability:

(Dollars in thousands)	Amount
2026	$740
2027	407
2028	283
2029	186
2030	101
Total lease payments	1,717
Discount	(62)
Net present value of lease liabilities	$1,655

As of December 31, 2025, we had no additional operating leases for office space that had not yet commenced or that are anticipated to commence during the first quarter of 2026.

Lessor – Direct Financing Leases
The Company is the lessor in direct finance lease arrangements. Leases are recorded at the principal balance outstanding, net of unearned income and charge-offs. Interest income is recognized using the interest method. Leases typically have a maturity of three to ten years, and fixed rates that are most often tied to Treasury indices with an appropriate spread based on the amount of perceived risk. Credit risks are underwritten using the same credit criteria the Company would use when making an equipment term loan. Residual value risk is managed with qualified, independent appraisers that establish the residual values the Company uses in structuring a lease. At the conclusion of the lease, the lessee has the option to extend the lease, purchase the leased asset or return the leased asset to the Company.

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

As a lessor, the Company leases certain types of agriculture equipment, solar equipment, construction equipment and other equipment to its customers. The Company's net investment in direct financing leases, included in the line item “Loans and leases held for investment, net of unearned income” on the balance sheet, was $181.0 million at December 31, 2025 and $179.7 million at December 31, 2024.

The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Interest income on net investments in leases	$11,653	$11,760	$7,766

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Leases—Continued

The following table presents the components of lease receivables as of the date indicated:

	December 31,
(Dollars in thousands)	2025	2024
Direct financing leases
Lease receivables	$180,776	$176,760
Unguaranteed residual values	228	2,959
Total net investment in direct financing leases	$181,004	$179,719

The following table presents maturities of direct financing lease receivables for the years ending December 31:

(Dollars in thousands)	Amount
2026	$3,114
2027	11,988
2028	21,020
2029	11,037
2030	74,356
Thereafter	100,833
Total lease payments	222,348
Less: unearned interest income and guaranteed residual value	(41,572)
Net lease receivables	$180,776

Note 17—Income Taxes

Pretax income from continuing operations is all from domestic activities. The Company has no foreign operations or foreign tax expense. The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income tax expense (benefit)
Current:
Federal	$10,871	$14,196	$23,025
State	1,981	8,574	10,817
Total current income tax expense	12,852	22,770	33,842

Deferred:
Federal	13,803	7,284	(6,546)
State	8,516	3,733	943
Total deferred income tax expense (benefit)	22,319	11,017	(5,603)
Total provision for income tax expense	$35,171	$33,787	$28,239

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Income Taxes—Continued

The combined federal and state income tax expense differs from that computed at the federal statutory corporate tax rate as follows and is presented on a retrospective basis under ASU 2023-09:

	Year Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Effective income tax rate
Federal statutory rate	$27,043	21.00%	$25,671	21.00%	$24,476	21.00%
State taxes, net of federal income tax benefit*	8,119	6.30%	9,730	7.96%	9,290	7.97%
Tax credits
Low-income housing tax credits	(5,560)	(4.32%)	(4,253)	(3.48%)	(3,528)	(3.03%)
Nontaxable and nondeductible items
Bank-owned life insurance	(558)	(0.43%)	(521)	(0.43%)	(1,338)	(1.15%)
Tax-exempt interest income, net of TEFRA	(780)	(0.61%)	(512)	(0.45%)	(470)	(0.40%)
Other	164	0.13%	123	0.10%	76	0.07%
Nondeductible items	5,250	4.08%	-	-	-	-
Other
Compensation expense	(3,685)	(2.86%)	(137)	(0.11%)	(267)	(0.23%)
Tax effect of low-income housing tax credit losses	(1,137)	(0.88%)	(921)	(0.75%)	-	-
Low-income housing tax credit amortization	6,031	4.68%	4,566	3.73%	-	-
Other, net	284	0.22%	41	0.07%	-	-
Total income tax expense and effective tax rate	$35,171	27.31%	$33,787	27.64%	$28,239	24.23%

*State taxes in California made up the majority (greater than 50%) of the tax effect in the category.

The increase in compensation expense deduction above is related to the distribution of deferred compensation (non-qualified retirement plans).

The cash paid for income taxes (net of refunds) during the year was as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023

Payments:
Federal	$4,255	$3,805	$-

State and local:
California	10,431	9,116	12,647
Other	253	28	15
Total income taxes paid	$14,939	$12,949	$12,662

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Income Taxes—Continued

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$23,688	$23,185
Deferred compensation	4,110	23,849
Unrealized losses on debt securities	1,594	8,250
Accrued liabilities	4,097	3,685
Loss carryforwards	1,863	476
State income taxes	522	1,793
Lease liabilities	489	692
Tax credit carry forward	21,351	2,402
Acquired loans fair valuation and other	437	188
Total deferred tax assets	58,151	64,520

Deferred tax liabilities:
Commercial leasing	$(30,297)	$(25,704)
Premises and equipment	(2,144)	(2,034)
Deferred loan and lease costs	(902)	(936)
Right of use leasing asset	(459)	(659)
Core deposit intangible asset	(345)	(499)
Accretion on investment securities	(1,782)	(1,200)
FHLB dividends	(348)	(348)
Investments (other K-1s)	(75)	(225)
Prepaid assets	(17)	(17)
Total deferred tax liabilities	(36,369)	(31,622)
Net deferred tax assets	$21,782	$32,898

The Company believes, based on available information, that more likely than not, the net deferred tax asset will be realized in the normal course of operations. Accordingly, no valuation allowance has been recorded at December 31, 2025 or 2024. The decrease in net deferred tax assets of $11.1 million was primarily due to a decrease in unrealized losses on debt securities and an increase in deferred tax liabilities from commercial leasing activities.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryovers of $8.0 million and $1.6 million, respectively. The $1.6 million in federal net operating loss carryover expires in 2036, but the rest can be carried forward indefinitely. As of December 31, 2025 and 2024, the Company also had a state net operating loss carryforward of $1.7 million which expires in 2036. The Company had $21.4 million and $2.4 million in federal tax credit carry-forwards as of December 31, 2025 and December 31, 2024, respectively. The tax credit carry-forwards have expiration dates ranging from 2026 to 2042, for low-income housing tax credits. The significant increase in carry-forward tax credits results from the reduction in taxable income, resulting in limitations to fully utilize tax credits that were generated in 2025.

The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company believes that it has no material uncertain tax positions in the consolidated financial statements as of December 31, 2025 or 2024.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Income Taxes—Continued

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2022 through 2025 federal tax years and the 2021 through 2025 state tax years remain subject to selection for examination as of December 31, 2025. The IRS is in the process of reviewing the Company’s 2023 tax return including inquiries related to certain leasing investment tax credits. The timing of when the IRS review will be complete and the potential outcome of the IRS review are both uncertain at this time.

Note 18—Condensed Financial Statements of Parent Company

Financial information pertaining only to Farmers and Merchants Bancorp, on a parent-only basis, is as follows:
	December 31,
(Dollars in thousands)	2025	2024
Balance sheets
Assets
Cash and cash equivalents	$1,188	$285
Investment in subsidiaries	653,302	584,851
Other assets	3,348	163
Total assets	$657,838	$585,299
Liabilities and shareholders' equity
Subordinated debentures	$10,310	$10,310
Other liabilities	2,014	1,917
Shareholders' equity	645,514	573,072
Total liabilities and shareholders' equity	$657,838	$585,299

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Statements of income
Dividend and other income from subsidiaries	$54,800	$60,900	$33,300
Interest and dividends	317	26	25
Total income	55,117	60,926	33,325

Reimbursement of expenses from subsidiaries	825	746	705
Other expenses	3,272	2,994	2,321
Total expense	4,097	3,740	3,026
Income before income taxes	51,020	57,186	30,299
Income tax benefit	1,117	1,078	887
	52,137	58,264	31,186
Equity in undistributed net income of subsidiaries	41,468	30,193	57,128
Net income	$93,605	$88,457	$88,314

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Condensed Financial Statements of Parent Company—Continued

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Statements of Cash Flows
Cash flows from operating activities:
Net income	$93,605	$88,457	$88,314
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of the Bank	(41,468)	(30,193)	(57,128)
Change in other assets and liabilities	555	169	603
Net cash provided by operating activities	52,692	58,433	31,789
Cash flows from investing activities:
Purchase of securities	(3,222)	-	-
Net cash used in investing activities	(3,222)	-	-
Cash flows from financing activities:
Common stock repurchases	(2,933)	(45,261)	(20,355)
Purchase of treasury stock	(31,793)	-	-
Cash dividends paid	(13,841)	(13,017)	(12,886)
Net used in financing activities	(48,567)	(58,278)	(33,241)
Net change in cash and cash equivalents	903	155	(1,452)
Cash and cash equivalents, beginning of year	285	130	1,582
Cash and cash equivalents, end of year	$1,188	$285	$130

Note 19—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff (assisted in certain instances by outside third-party audit resources other than the independent registered public accounting firm), which reports to the Audit & Risk Committee of the Board of Directors. Internal auditors monitor the operation of the internal and external control system and report findings to management and the Audit & Risk Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit & Risk Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

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

Management assessed the effectiveness of the internal control structure over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2025.

The Company’s independent registered public accounting firm has audited the consolidated financial statements for the year ended December 31, 2025, has issued an audit report on the Company’s internal control over financial reporting. Such audit report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board as of December 31, 2025 that appears on page 74.

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding “Directors and Executive Officers” is set forth under the headings “Annual Meeting Business Matters – Proposal No. 1 – Election of Directors” and “Executive Compensation – Compensation Discussion and Analysis – Executive Officers Who Are Not Directors” of the Company’s 2026 Annual Meeting Proxy Statement (“Proxy Statement”) and is incorporated herein by reference.

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

Consistent with the requirements of the Sarbanes-Oxley Act, the Company has a Code of Conduct applicable to senior financial officers including the principal executive officer, principal financial officer and principal accounting officer. The Company will provide, without charge, upon request, a copy of the Code of Conduct to any stockholder by mail. Requests should be sent to the Company’s address, Attention: Shareholders Relations. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to and waivers of the Code of Conduct by posting such information on its website, at www.fmbonline.com.

Item 11.	Executive Compensation

Information regarding “Executive Compensation” is set forth under the headings “Director Compensation” and “Executive Compensation” of the Company’s Proxy Statement and is incorporated herein by reference.

The Proxy Statement for the 2026 Annual Stockholders Meeting will include important and detailed information about the Company’s Executive Compensation, including changes during 2025. Effective November 29, 2024, the Company’s long-standing non-qualified deferred compensation plans were terminated and frozen. On November 25, 2024, the Company’s stockholders approved the 2025 Restricted Stock Retirement Plan (the “2025 Plan”), which became effective on January 1, 2025, and which replaced the non-qualified deferred compensation plans. The 2025 Plan permits stock-based compensation awards to employees, officers and directors of the Company and its subsidiaries and affiliates. The 2025 Plan authorized awards up to 80,000 shares.

Understanding the changes in the structure of the Executive Compensation is important.  Key to this is the fact that the Summary Compensation Table of the Proxy Statement will include a column reporting the grant date fair value of the restricted stock awards under the 2025 Plan; however, those amounts are not compensation that the named executive officer actually received in 2025. The reporting requirements require that the fair value of the grant be reported in the year the award was made; however, as described in more detail below, the grant is not earned until the participant meets the service conditions and the grant is vested, which will not occur until the future vesting dates (which range from February 2026 to February 2028 for the named executive officers). In addition, if the participant does not meet the service conditions, all unvested shares are forfeited for no consideration. Again, amounts shown in the Summary Compensation Table under the column “Restricted Stock Award Grant Date Fair Value” were not received by the named executive officers in 2025 but should be earned over the next two to three years.

On February 3, 2025, each of our named executive officers was granted Restricted Stock Awards (“RSAs”) under the 2025 Plan. The RSAs that were granted to the named executive officers and other eligible employees are subject to one of the following three vesting schedules: (i) ratable vesting over the two-year period following the applicable vesting commencement date; (ii) ratable vesting over the three-year period following the applicable vesting commencement date; or (iii) ratable vesting over the four-year period following the applicable vesting commencement date. Importantly, a grant award is not earned income to the grant recipients until the vesting date of the RSA. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods.  The other terms and conditions, in addition to the applicable vesting schedule and vesting commencement date, of the RSAs are as set forth in the notice of restricted stock award and restricted stock award agreement entered into by and between the Company and each named executive officer, which are substantially in the form of the notice of restricted stock award and restricted stock award agreement that was previously approved by our Board and was filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 14, 2025.

The RSAs granted in February 2025 were designed to replace the compensation awarded in previous years under the non-qualified deferred compensation plans that were terminated effective November 29, 2024. As a result, no contributions to the non-qualified deferred compensation plans were made after this date. The RSAs granted in February 2025 to the named executive officers and other eligible employees were structured such that the amount of the grant that would vest in each vesting period was commensurate with what the eligible employee generally received on a yearly basis in the previous year under the non-qualified deferred compensation plans. No shares of restricted stock vested during the year ended December 31, 2025.

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

Information regarding “Certain Relationships and Related Transactions, and Director Independence” is set forth under the heading “Corporate Governance – Certain Relationships and Related Person Transactions” and “ Annual Meeting Business Matters – Proposal No. 1 – Election of Directors” of the Company’s Proxy Statement and is incorporated herein by reference.

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
10.1
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Kent A. Steinwert, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference.**

10.2
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Bart R. Olson, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.3
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and Ryan J. Misasi, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.4
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and David M. Zitterow, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.5
Amended and Restated Employment Agreement effective April 1, 2024, between Farmers & Merchants Bank of Central California and John W. Weubbe, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.6
Employment Agreement effective April 22, 2024, between Farmers & Merchants Bank of Central California and Thomas Bennett, filed on Registrant’s Form 10-Q for the quarter ended March 31, 2024, is incorporated herein by reference. **

10.7
Employment Agreement effective December 9, 2024, between Farmers & Merchants Bank of Central California and Troy D. Harper, filed on Registrant’s Form 10-K for the year ended December 31, 2024, is incorporated herein by reference.**

10.8	Executive Retirement Plan – Performance Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference. **
10.9	Executive Retirement Plan – Retention Component as amended on November 5, 2010, filed on Registrant’s Form 10-Q for the period ended September 30, 2010, is incorporated herein by reference. **
10.10	Executive Retirement Plan – Salary Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.11	Executive Retirement Plan – Equity Component, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.12	Senior Management Retention Plan, amended and restated on November 29, 2014, filed on Registrant’s Form 10-K for the year ended December 31, 2014, is incorporated herein by reference. **
10.13	Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan, filed on Registrant’s Form 8-K filed on December 2, 2024, is incorporated herein by reference. **
10.14	Farmers & Merchants Bancorp 2025 Restricted Stock Award Agreement, filed on Registrant’s Form 8-K filed on January 16, 2025, is incorporated herein by reference. **
19	Insider Trading Policy, filed on Registrant’s Form 10-K for the year ended December 31, 2024, is incorporated herein by reference.
21	Subsidiaries of the Registrant, filed on Registrant’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP)*
23.2	Consent of Independent Registered Public Accounting Firm (Eide Bailly LLP)*
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
** Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2026.

FARMERS & MERCHANTS BANCORP

/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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