Form 10-Q
period 2026-03-31
FARMERS & MERCHANTS BANCORP
filed 2026-05-08
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
Yes ☐  No ☒

As of April 30, 2026, the registrant had 692,287 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$66,099	$60,622
Interest-bearing deposits with banks	318,125	84,242
Total cash and cash equivalents	384,224	144,864
Securities available-for-sale, amortized cost $915,695 and $955,203 respectively	901,915	951,154
Securities held-to-maturity, fair value $581,514 and $592,736, respectively	708,273	718,641
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,609,738	1,669,345
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,616,871	3,648,945
Allowance for credit losses - loans and leases	(76,918)	(76,375)
Loans held for investment, net	3,539,953	3,572,570
Bank-owned life insurance	77,252	76,614
Premises and equipment, net	64,571	55,847
Deferred income tax assets and income taxes receivevable	34,745	38,775
Accrued interest receivable	25,344	29,996
Goodwill	11,183	11,183
Other intangibles	1,044	1,165
Other assets	73,061	74,202
Total Assets	$5,836,664	$5,690,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,615,425	$1,642,119
Interest-bearing:
Demand	785,612	802,352
Savings and money market	1,916,012	1,790,274
Certificates of deposit	799,224	743,081
Total interest-bearing	3,500,848	3,335,707
Total deposits	5,116,273	4,977,826
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	54,026	56,460
Total Liabilities	5,180,609	5,044,596

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and, none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 723,880 and 728,560 issued and 693,043 and 697,904 outstanding at March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	8,765	11,550
Retained earnings	689,638	669,262
Accumulated other comprehensive loss, net of taxes	(10,360)	(3,512)
Treasury stock, at cost; 30,837 shares at March 31, 2026 and 30,656 shares at December 31, 2025	(31,995)	(31,793)
TOTAL SHAREHOLDERS’ EQUITY	656,055	645,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,836,664	$5,690,110

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2026	2025
Interest income
Interest and fees on loans and leases	$54,682	$54,035
Interest and dividends on investment securities	15,744	10,462
Interest on deposits with others	1,284	2,641
Total interest income	71,710	67,138

Interest expense
Deposits	14,631	13,805
Subordinated debentures	176	192
Total interest expense	14,807	13,997
Net interest income	56,903	53,141
Provision for credit losses	500	300
Net interest income after provision for credit losses	56,403	52,841

Non-interest income
Card processing	1,734	1,667
Service charges on deposit accounts	819	772
Increase in cash surrender value of BOLI	638	603
Net gain on deferred compensation benefits	-	833
Other	1,968	1,146
Total non-interest income	5,159	5,021
Non-interest expense
Salaries and employee benefits	20,433	17,144
Data processing	1,864	1,638
Occupancy	1,243	1,302
Deposit insurance	840	748
Professional services	1,139	922
Marketing	578	467
Net gain on deferred compensation benefits	-	833
Other	3,081	2,455
Total non-interest expense	29,178	25,509
INCOME BEFORE INCOME TAXES	32,384	32,353
Income tax expense	8,313	9,344
NET INCOME	$24,071	$23,009

Earnings per common share:
Basic	$35.91	$32.88
Diluted	$35.34	$32.86

Weighted average number of common shares
Basic	670,265	699,736
Diluted	681,179	700,215

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$24,071	$23,009
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(9,731)	6,959
Amortization of unrecognized gains/(loss) on securities transferred to held-to-maturity	9	(11)
Net unrealized (losses)/gains on securities	(9,722)	6,948
Income tax benefit/(expense)	2,874	(2,054)
Other comprehensive (loss)/income, net of tax	(6,848)	4,894
Total comprehensive income	$17,223	$27,903

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Shares	Treasury Stock	Total
Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	23,009	-	-	-	23,009
Other comprehensive income, net of tax	-	-	-	-	4,894	-	-	4,894
Issuance of restricted stock awards	30,818	-	-	-	-	-	-	-
Stock based compensation expense	-	-	2,042	-	-	-	-	2,042
Repurchase of common stock	(703)	-	-	(711)	-	-	-	(711)
Balance as of March 31, 2025	729,913	$7	$2,042	$614,729	$(14,472)	$-	$-	$602,306

Balance as of December 31, 2025	728,560	$7	$11,550	$669,262	$(3,512)	(30,656)	$(31,793)	$645,514
Net income	-	-	-	24,071	-	-	-	24,071
Other comprehensive loss, net of tax	-	-	-	-	(6,848)	-	-	(6,848)
Issuance of restricted stock awards	1,168	-	-	-	-	-	-	-
Restricted stock surrendered for tax withholdings upon vesting	(5,470)	-	(6,303)	-	-	-	-	(6,303)
Forfeiture of restricted stock awards	(378)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	3,518	-	-	-	-	3,518
Cash dividends declared ($5.10 per share)	-	-	-	(3,695)	-	-	-	(3,695)
Purchase of treasury stock	-	-	-	-	-	(181)	(202)	(202)
Balance as of March 31, 2026	723,880	$7	$8,765	$689,638	$(10,360)	(30,837)	$(31,995)	$656,055

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$24,071	$23,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	300
Depreciation and amortization	756	763
Net accretion of securities premiums and discounts	(1,025)	(276)
Stock based compensation expense	3,518	2,042
Increase in cash surrender value of BOLI	(638)	(603)
Decrease in deferred income taxes, net	3,300	6,959
Net changes in:
Other assets	10,124	3,935
Other liabilities	110	3,421
Net cash provided by operating activities	40,716	39,550
Cash flows from investing activities:
Net decrease in loans and leases held for investment	32,158	94,058
Purchase of available-for-sale securities	-	(33,186)
Purchase of held-to-maturity securities	(1,050)	(1,945)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	40,499	9,274
Proceeds from maturities, calls and pay downs of held-to-maturity securities	11,430	11,489
Purchase of premises and equipment	(9,535)	(673)
Purchase of other investments	(3,135)	(2,047)
Proceeds from sale of assets	-	53
Net cash provided by investing activities	70,367	77,023
Cash flows from financing activities:
Net increase in deposits	138,447	278,829
Cash dividends paid	(3,665)	-
Restricted stock vesting distribution	(6,303)	-
Cash used in share repurchase program	-	(711)
Purchase of treasury stock	(202)	-
Net cash provided by financing activities	128,277	278,118
Net change in cash and cash equivalents	239,360	394,691
Cash and cash equivalents, beginning of period	144,864	212,563
Cash and cash equivalents, end of period	$384,224	$607,254

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,121	$15,109
Income taxes paid	$-	$1,234

Supplemental disclosures of non-cash transactions:
Accrued cash dividend on restricted stock	$(30)	$-
Net change in unrealized gains/(losses) on securities available-for-sale	$9,731	$(6,959)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified one accounting policy that, due to the judgments, estimates and assumptions inherent in this policy, is significant to an understanding of the Bank’s financial statements. This policy relates to the determination of the allowance for credit losses on loans and leases held for investment.  This policy and the related judgments, estimates and assumptions are described in greater detail in subsequent notes to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026 (“2025 Form 10-K”) and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in this Quarterly Report on Form 10-Q.

The information included in this Form 10-Q should be read in conjunction with our 2025 Form 10-K. Interim results are not necessarily indicative of results for a full year or any other interim period.

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of March 31, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective in fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The Company adopted this new guidance on January 1, 2026 and there was no material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 is part of the FASB’s standing “evergreen” project and makes a broad set of technical corrections, clarifications, and other minor improvements across many Topics to make the Codification easier to understand and apply. The amendments will be effective for the Company beginning with the fiscal year ending December 31, 2027, and interim periods within that fiscal year. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:
		Gross Unrealized
(Dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2026
U.S. Government-sponsored securities	$1,944	$4	$8	$1,940
Mortgage-backed securities(1)	795,244	4,078	19,694	779,628
Commercial mortgage-backed obligations(1)	1,232	19	-	1,251
Collateralized mortgage obligations(1)	20,812	-	493	20,319
Municipal securities	66,548	2,262	19	68,791
Corporate securities	29,605	117	46	29,676
Other	310	-	-	310
Total available-for-sale securities	$915,695	$6,480	$20,260	$901,915

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

The book values, estimated fair values, and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of March 31, 2026
Mortgage-backed securities(1)	$577,812	$48	$116,105	$461,755	$-
Collateralized mortgage obligations(1)	60,972	-	10,576	50,396	-
Municipal securities	69,489	927	1,053	69,363	450
Total held-to-maturity securities	$708,273	$975	$127,734	$581,514	$450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

			March 31, 2026
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$359	$1	$563	$7	$922	$8
Mortgage-backed securities(1)	418,622	2,277	67,673	17,417	486,295	19,694
Collateralized mortgage obligations(1)	14,911	269	5,408	224	20,319	493
Municipal securities	3,980	19	-	-	3,980	19
Corporate securities	9,689	46	-	-	9,689	46
Total available-for-sale securities	$447,561	$2,612	$73,644	$17,648	$521,205	$20,260

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

As of March 31, 2026, the Company held 323 available-for-sale securities of which 55 securities were in an unrealized loss position for less than twelve months and 99 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	March 31, 2026
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

The amortized cost and estimated fair values of investment securities at March 31, 2026 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$10,659	$10,673	$2,108	$2,107
After one year through five years	20,371	20,417	18,044	17,977
After five years through ten years	44,050	44,698	17,983	17,196
After ten years	840,615	826,127	670,138	544,234
Total	$915,695	$901,915	$708,273	$581,514

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of March 31, 2026, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
March 31, 2026

Municipal securities	$18,414	$937	$50,138	$69,489
Total	$18,414	$937	$50,138	$69,489

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2025

Municipal securities	$18,562	$935	$50,667	$70,164
Total	$18,562	$935	$50,667	$70,164

Proceeds from sales and calls of investment securities were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Gross proceeds	$-	$160
Gross gains	-	-
Gross losses	-	-

Pledged Securities

At March 31, 2026, investment securities carried at $731.0 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $673.8 million at December 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loans and leases held for investment, net
Real estate:
Commercial	$1,504,452	$1,480,906
Agricultural	689,981	705,668
Residential and home equity	403,777	405,080
Construction	132,487	128,179
Total real estate	2,730,697	2,719,833
Commercial & industrial	462,196	497,700
Agricultural	261,279	264,117
Commercial leases	175,744	181,004
Consumer and other	4,640	4,671
Total gross loans and leases	3,634,556	3,667,325
Unearned income	(17,685)	(18,380)
Total net loans and leases	3,616,871	3,648,945
Allowance for credit losses	(76,918)	(76,375)
Total loans and leases held for investment, net	$3,539,953	$3,572,570

At March 31, 2026, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.4 billion and $1.4 billion, respectively. The borrowing capacity on these loans was $932.4 million from FHLB and $1.1 billion from the FRB at March 31, 2026.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, by the time past due for the periods indicated:

	March 31, 2026
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$730	$730	$1,495,765	$1,496,495	$730
Agricultural	-	3,266	-	3,266	686,715	689,981	-
Residential and home equity	-	-	-	-	403,777	403,777	-
Construction	-	-	-	-	132,487	132,487	-
Total real estate	-	3,266	730	3,996	2,718,744	2,722,740	730
Commercial & industrial	-	-	-	-	462,196	462,196	-
Agricultural	-	-	-	-	261,279	261,279	-
Commercial leases	-	-	-	-	166,016	166,016	-
Consumer and other	10	-	-	10	4,630	4,640	-
Total loans and leases, net	$10	$3,266	$730	$4,006	$3,612,865	$3,616,871	$730

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

	March 31, 2026
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment reduction	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$730	$-	$730	0.05%
Agricultural	-	-	-	-	0.00%
Residential and home equity	-	-	37	37	0.01%
Construction	-	-	-	-	0.00%
Total real estate	-	730	37	767	0.03%
Commercial & industrial	4,170	-	-	4,170	0.90%
Agricultural	-	-	-	-	0.00%
Commercial leases	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$4,170	$730	$37	$4,937	0.14%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million at March 31, 2026.

During the three months ended March 31, 2026, the Company modified one commercial real estate loan with a monthly payment reduction, two commercial and industrial loans with contractual term extensions of four and three months and one residential loan with an interest rate reduction and a contractual term extension of ten years.

	March 31, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	0.00%
Agricultural	983	-	1,656	2,639	0.36%
Residential and home equity	-	-	-	-	0.00%
Construction	-	-	-	-	0.00%
Total real estate	983	-	1,656	2,639	0.10%
Commercial & industrial	-	-	-	-	0.00%
Agricultural	43	-	-	43	0.02%
Commercial leases	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$1,026	$-	$1,656	$2,682	0.07%

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. There was one loan modified within the last 12 months that had a payment default and was past due during the three months ended March 31, 2026.

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

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$28,119	$211,127	$37,793	$100,013	$134,184	$532,706	$308,217	$143,381	$1,495,540
Special mention	-	225	-	-	-	-	-	-	225
Substandard	-	-	-	-	730	-	-	-	730
Total Commercial	$28,119	$211,352	$37,793	$100,013	$134,914	$532,706	$308,217	$143,381	$1,496,495
Commercial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$897	$45,684	$23,762	$33,334	$61,256	$192,470	$272,571	$49,622	$679,596
Special mention	-	3,143	-	-	-	3,029	4,213	-	10,385
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$897	$48,827	$23,762	$33,334	$61,256	$195,499	$276,784	$49,622	$689,981
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$7,946	$35,369	$27,823	$29,445	$50,307	$200,024	$52,089	$344	$403,347
Special mention	-	-	-	-	-	25	-	-	25
Substandard	-	-	-	-	-	203	202	-	405
Total Residential and home equity	$7,946	$35,369	$27,823	$29,445	$50,307	$200,252	$52,291	$344	$403,777
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$-	$-	$-	$-	$1,375	$117,212	$13,900	$132,487
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$-	$-	$1,375	$117,212	$13,900	$132,487
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total Real estate	$36,962	$295,548	$89,378	$162,792	$246,477	$929,832	$754,504	$207,247	$2,722,740

Commercial & industrial
Pass	$1,691	$38,518	$16,266	$27,974	$15,494	$17,236	$312,178	$28,588	$457,945
Special mention	-	-	-	-	33	-	48	4,170	4,251
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial & industrial	$1,691	$38,518	$16,266	$27,974	$15,527	$17,236	$312,226	$32,758	$462,196
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$-	$301	$2,688	$2,178	$1,621	$2,947	$241,017	$10,457	$261,209
Special mention	-	-	-	-	27	-	-	43	70
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$-	$301	$2,688	$2,178	$1,648	$2,947	$241,017	$10,500	$261,279
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$637	$24,854	$28,241	$65,506	$20,832	$25,946	$-	$-	$166,016
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$637	$24,854	$28,241	$65,506	$20,832	$25,946	$-	$-	$166,016
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$515	$1,178	$365	$485	$211	$935	$769	$-	$4,458
Special mention	-	-	-	-	-	-	-	-	-
Substandard	173	-	-	-	-	9	-	-	182
Total Consumer and other	$688	$1,178	$365	$485	$211	$944	$769	$-	$4,640
Consumer and other
Current-period gross charge-offs	$8	$-	$-	$-	$-	$-	$-	$-	$8
Total net loans and leases
Pass	$39,805	$357,031	$136,938	$258,935	$283,905	$973,639	$1,304,053	$246,292	$3,600,598
Special mention	-	3,368	-	-	60	3,054	4,261	4,213	14,956
Substandard	173	-	-	-	730	212	202	-	1,317
Total net loans and leases	$39,978	$360,399	$136,938	$258,935	$284,695	$976,905	$1,308,516	$250,505	$3,616,871
Total current-period gross charge-offs	$8	$-	$-	$-	$-	$-	$-	$-	$8

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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025

Balance at beginning of the period	$13,300	$15,626
New loans or advances during year	385	495
Effect of changes in composition of related parties	-	(80)
Repayments	(15)	(2,741)
Balance at end of period	$13,670	$13,300

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

The following table presents the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

March 31, 2026
(Dollars in thousands)	Real Estate	Total
Collateral dependent loans and leases
Real estate:
Commercial	$730	$730
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	730	730
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total gross loans and leases	$730	$730

December 31, 2025
(Dollars in thousands)	Real Estate	Total
Collateral dependent loans and leases
Real estate:
Commercial	$7,998	$7,998
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	7,998	7,998
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total gross loans and leases	$7,998	$7,998

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

The following table present a summary of the activity in the ACL for loan and lease losses and the ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$76,375	$3,300	$79,675	$75,283	$2,690	$77,973
Provision for credit losses	500	-	500	300	-	300
Charge-offs	(8)	-	(8)	(273)	-	(273)
Recoveries	51	-	51	113	-	113
Net recoveries/(charge-offs)	43	-	43	(160)	-	(160)
Balance at end of period	$76,918	$3,300	$80,218	$75,423	$2,690	$78,113

Changes in the ACL on loans and leases for the periods indicated are as follows:

	Three Months Ended March 31, 2026
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,574	$(639)	$-	$-	$21,935
Agricultural	23,647	(1,166)	-	-	22,481
Residential and home equity	7,620	(164)	-	24	7,480
Construction	2,311	535	-	-	2,846
Total real estate	56,152	(1,434)	-	24	54,742
Commercial & industrial	7,355	1,733	-	12	9,100
Agricultural	6,760	412	-	1	7,173
Commercial leases	5,861	(179)	-	-	5,682
Consumer and other	247	(32)	(8)	14	221
Total allowance for credit losses	$76,375	$500	$(8)	$51	$76,918

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	Year Ended December 31, 2025
(Dollars in thousands)	Balance at beginning of year	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of year
Allowance for credit losses:
Real estate:
Commercial	$20,382	$2,572	$(380)	$-	$22,574
Agricultural	23,615	1,146	(1,119)	5	23,647
Residential and home equity	7,340	270	-	10	7,620
Construction	3,055	(744)	-	-	2,311
Total real estate	54,392	3,244	(1,499)	15	56,152
Commercial & industrial	7,791	(359)	(233)	156	7,355
Agricultural	6,725	245	(234)	24	6,760
Commercial leases	6,153	(292)	-	-	5,861
Consumer and other	222	52	(50)	23	247
Total allowance for credit losses	$75,283	$2,890	$(2,016)	$218	$76,375

Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$345,331	$344,818
Certificates of deposit greater than $250,000	453,893	398,263
Total certificates of deposit	$799,224	$743,081

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2026	$723,183
2027	72,190
2028	2,103
2029	1,273
2030	345
Thereafter	130
Total certificates of deposit	$799,224

Overdrawn deposit balances of $164,000 and $187,000 were classified as consumer loans at March 31, 2026 and December 31, 2025, respectively.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5—Short-term borrowings

As of March 31, 2026 and December 31, 2025, committed lines of credit arrangements totaling $2.2 billion and $2.1 billion, respectively, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and has a borrowing capacity and a committed credit line of $933.6 million, which is secured by $1.2 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 3.96% as of March 31, 2026.

The Company has $1.4 billion in pledged loans with the FRB. As of March 31, 2026, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 3.64% as of March 31, 2026.

The Company has an unsecured borrowing capacity from unaffiliated banks of $133.0 million as of March 31, 2026.

There were no outstanding advances on the above borrowing facilities as of March 31, 2026 or December 31, 2025.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 1, 2 and 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Securities classified as held-to-maturity are reported at fair value on a non-recurring basis utilizing Level 1, 2 and 3 inputs. Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collateral dependent, management measures specific reserves in accordance FASB ASC Topic 326.  The fair value of collateral dependent loans or leases is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and discounted cash flows. Collateral dependent loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Collateral dependent loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring collateral dependent loans is primarily the sales comparison approach less estimated selling costs. The Company maintains a list of qualified property appraisers who review appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3.

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

March 31, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$1,940	$-	$1,940	$-	$1,940
Mortgage-backed securities	779,628	-	779,628	-	779,628
Commercial mortgage-backed securities	1,251	-	1,251	-	1,251
Collateralized mortgage obligations	20,319	-	20,319	-	20,319
Municipal securities	68,791	-	68,791	-	68,791
Corporate securities	29,676	-	29,676	-	29,676
Other	310	-	310	-	310
Other equity investments	$3,506	$3,506	$-	$-	$3,506
Derivatives not designated as hedging instruments	$116	$-	$116	$-	$116

Financial liabilities
Derivatives not designated as hedging instruments	$124	$-	$124	$-	$124

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$2,038	$-	$2,038	$-	$2,038
Mortgage-backed securities	826,240	-	826,240	-	826,240
Commercial mortgage-backed securities	1,253	-	1,253	-	1,253
Collateralized mortgage obligations	20,730	-	20,730	-	20,730
Municipal securities	70,845	-	70,845	-	70,845
Corporate securities	29,738	-	29,738	-	29,738
Other	310	-	310	-	310
Other equity investments	$3,256	$3,256	$-	$-	$3,256
Derivatives not designated as hedging instruments	$172	$-	$172	$-	$172

Financial liabilities
Derivatives not designated as hedging instruments	$178	$-	$178	$-	$178

Fair valued on a non-recurring basis:
Collateral dependent loans	$7,998	$-	$-	$7,998	$7,998

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

March 31, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$384,224	$384,224	$-	$-	$384,224
Held-to-maturity securities, net	707,823	-	531,523	49,991	581,514
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,539,953	-	-	3,568,049	3,568,049

Financial liabilities:
Total deposits	$5,116,273	$-	$5,113,421	$-	$5,113,421
Subordinated debentures	10,310	-	10,712	-	10,712

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$144,864	$144,864	$-	$-	$144,864
Held-to-maturity securities, net	718,191	-	542,161	50,575	592,736
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,572,570	-	-	3,591,336	3,591,336

Financial liabilities:
Total deposits	$4,977,826	$-	$4,975,673	$-	$4,975,673
Subordinated debentures	10,310	-	10,810	-	10,810

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. There were no outstanding restricted stock awards prior to 2025. Shares are excluded from the computations of diluted earnings per share when their inclusion has an anti-dilutive effect. For the three months ended March 31, 2026, there were no potential common shares that were anti-dilutive.

The following table presents the factors used in the earnings per share computation for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025

Net income	$24,071	$23,009

Weighted average common shares outstanding
For basic earnings per common share	670,265	699,736
Dilutive potential common shares	10,914	479
Shares used in computing diluted earnings per common share	681,179	700,215

Basic earnings per share	$35.91	$32.88
Diluted earnings per share	$35.34	$32.86

Note 8—Employee Benefit Plans

Executive Retirement Plan and Senior Management Retirement Plan
The Company, through the Bank, sponsored an Executive Retirement Plan for certain executive level employees and a Senior Management Retention Plan for other senior level employees, collectively the “Plans”. Effective November 29, 2024, all components of the Plans were terminated and frozen and no subsequent contributions were made to the Plans.  On December 10, 2025, the account balances of the Plans were liquidated and paid out to eligible participants.

The Company incurred no expense for the Plans during the three months ended March 31, 2026 and March 31, 2025 due to the freezing of the Plans. The Company’s carrying value of the liability under the Plans for certain participants with different liquidation payout provisions was $2.5 million as of March 31, 2026 and $2.2 million as of December 31, 2025, which is included in interest payable and other liabilities on the balance sheet.  The Company’s shares of stock held as investments in the Rabbi Trust of the Plans as of March 31, 2026 and December 31, 2025 totaled 1,073 shares with a historical cost basis of $1.1 million. All amounts were fully funded into the Rabbi Trust as of March 31, 2026 and December 31, 2025. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on the Plans’ investments were $0.8 million at March 31, 2025. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9—Stock-Based Compensation

Restricted Stock Award Plan
On November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares to directors and employees of the Company and its subsidiaries and affiliates, and an annual increase on the first day of each fiscal year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the plan, equal to (a) two and one-half percent (2.5%) of all outstanding shares on the last day of the immediately preceding fiscal year or (b) any lesser amount that the Personnel Committee sets for the purpose of that fiscal year. Pursuant to the 2.5% evergreen provision described above, the total number of shares available to be issued under the 2025 Plan increased by 17,448 shares to 97,448 as of January 1, 2026. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock is determined using a volume weighted average price over a 30-day period as of the grant date.  The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards were comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 70,460 at March 31, 2026, including 2,370 shares forfeited and available for future awards under the 2025 Plan. The unvested restricted shares generally have voting rights and dividend rights; however, the dividends are paid to the holder only when the restricted shares vest. Dividends on forfeited restricted shares are also forfeited.

During the three months ended March 31, 2026, the Company issued the following restricted stock awards under the 2025 Plan:

Date of Grant	Number of Shares	Volume Weighted Average Price over a 30-day Period as of the Grant Date
February 10, 2026	913	$1,122.22
March 4, 2026	255	1,180.00

The following table summarizes the change in the Company’s restricted stock award shares for the periods indicated.

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Average of the Volume Weighted Average Price over a 30-day Period as of the Grant Date	Number of Shares	Average of the Volume Weighted Average Price over a 30-day Period as of the Grant Date
Restricted Stock Award
Outstanding at beginning of period	31,668	$1,033.84	-	$-
Granted	1,168	1,134.83	30,818	1,033.03
Vested	12,106	1,033.03	-	-
Forfeited	378	1,033.03	-	-
Outstanding at end of period	20,352	$1,040.13	30,818	$1,033.03

The total intrinsic value of the shares vested during the three months ended March 31, 2026 was $14.0 million.

For the three months ended March 31, 2026, the Company recognized $3.5 million in compensation cost related to shares granted under the 2025 Plan and $2.0 million for the three months ended March 31, 2025. As of March 31, 2026, there was $18.7 million of total unrecognized compensation cost related to nonvested shares granted under the 2025 Plan. The remaining cost is expected to be recognized over a weighted- average period of 1.26 years. 12,106 shares of restricted stock vested during the three months ended March 31, 2026.

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

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,584	$116	$8,715	$172
Total included in other assets		$116		$172

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$8,584	$124	$8,715	$178
Total included in other liabilities		$124		$178

		Three Months Ended March 31,
(Dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	2026	2025
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$(1)	$(10)
Total		$(1)	$(10)

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

(Dollars in thousands)	March 31, 2026	December 31, 2025

Commitments to extend credit, including unsecured commitments of $21,800 and $20,995 as of March 31, 2026 and December 31, 2025, respectively	$1,134,524	$1,049,468
Stand-by letters of credit, including unsecured commitments of $5,398 and $5,248 as of March 31, 2026 and December 31, 2025, respectively	19,805	19,250

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11—Commitments and Contingencies—Continued

the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $3.3 million at March 31, 2026 and December 31, 2025.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at March 31, 2026 had maturity dates ranging from 1 to 48 months with a final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low-income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At March 31, 2026 and December 31, 2025, the balance of the investments in LIHTC was $44.0 million and $45.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $14.2 million and $16.8 million at March 31, 2026 and December 31, 2025, respectively. These balances are reflected in the interest payable and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2044. Additionally, during the three months ended March 31, 2026 and 2025, the Company recognized tax credits from its investments in LIHTC of $1.5 million and $1.3 million, respectively.

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

Note 12—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), and our actual results may differ materially from those anticipated in these forward-looking statements. The following is a non-exclusive list of factors which could cause actual results to differ materially from forward-looking statements in this Quarterly Report on Form 10-Q:

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
■
other factors and risks including those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the Company’s 2025 Form 10-K.

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

The Company’s outstanding common stock as of March 31, 2026, consisted of 693,043 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of March 31, 2026. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The Company’s results of operations are largely dependent on net interest income. Net interest income is the difference between interest income earned on interest earning assets, which are comprised of loans and leases, investment securities, short-term investments and interest-bearing deposits at other banks, and the interest the Company pays on interest bearing liabilities, which are primarily deposits, and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

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

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policy relates to the allowance for credit losses on loans and leases held for investment. Further details are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

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

Tangible Common Equity Ratio and	March 31,	December 31,	March 31,
Tangible Book Value Per Common Share	2026	2025	2025
(Dollars in thousands, except share and per share amounts)
Shareholders’ equity	$656,055	$645,514	$602,306
Less: Intangible assets	12,227	12,348	12,740
Tangible common equity	$643,828	$633,166	$589,566

Total assets	$5,836,664	$5,690,110	$5,680,024
Less: Intangible assets	12,227	12,348	12,740
Tangible assets	$5,824,437	$5,677,762	$5,667,284

Tangible common equity ratio(1)	11.05%	11.15%	10.40%
Book value per common share(2)	$946.63	$924.93	$825.18
Tangible book value per common share(3)	$928.99	$907.24	$807.72
Common shares outstanding	693,043	697,904	729,913
(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three-month periods ended March 31, 2026 and 2025 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2025, and 2024 can be found in  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

Factors that determine the level of net income include the volume of earning assets and interest-bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes card processing fees, service charges on deposit accounts, bank-owned life insurance income, gains/losses on the sale of investment securities, and gains/losses on deferred compensation plan investments. Non-interest expense consists primarily of salaries and employee benefits, cost of deferred compensation benefits, occupancy, data processing, deposit insurance, marketing, professional services, and other expenses. The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income.

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands, except share and per share amounts)	2026	2025	2025
Earnings Summary:
Interest income	$71,710	$71,701	$67,138
Interest expense	14,807	14,967	13,997
Net interest income	56,903	56,734	53,141
Provision for credit losses	500	1,100	300
Non-interest income	5,159	6,226	5,021
Non-interest expense	29,178	29,409	25,509
Income before taxes	32,384	32,451	32,353
Income tax expense	8,313	8,628	9,344
Net Income	$24,071	$23,823	$23,009

Per Common Share Data:
Basic earnings per common share	$35.91	$34.79	$32.88
Diluted earnings per common share	$35.34	$34.29	$32.86
Book value per common share	$946.63	$924.93	$825.18
Tangible book value per common share(1)	$928.99	$907.24	$807.72

Performance Ratios:
Return on average assets	1.68%	1.66%	1.70%
Return on average equity	14.69%	14.64%	15.65%
Net interest margin (tax equivalent)	4.25%	4.18%	4.20%
Yield on average loans and leases (tax equivalent)	6.08%	6.06%	6.07%
Cost of average total deposits	1.18%	1.18%	1.18%
Efficiency ratio	47.01%	46.71%	43.86%
Loan-to-deposit ratio	71.04%	73.67%	72.23%
Percentage of checking deposits to total deposits	46.93%	49.11%	45.76%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	14.23%	13.81%	13.75%
Tier 1 capital to risk-weighted assets	14.45%	14.04%	13.97%
Risk-based capital to risk-weighted assets	15.71%	15.29%	15.23%
Tier 1 leverage capital ratio	11.35%	11.00%	11.32%
Tangible common equity ratio(1)	11.05%	11.15%	10.40%

(1) See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$146,029	$1,284	3.57%	$241,277	$2,641	4.44%
Investment securities:(1)
Taxable securities	1,592,225	13,486	3.39%	1,212,632	9,464	3.12%
Non-taxable securities(2)	62,812	1,823	11.61%	66,528	785	4.72%
Total investment securities	1,655,037	15,309	3.70%	1,279,160	10,249	3.20%
Loans:(3)
Real estate:
Commercial	1,488,189	20,577	5.61%	1,346,456	17,806	5.36%
Agricultural	690,888	9,797	5.75%	739,339	10,985	6.03%
Residential and home equity	403,358	5,126	5.15%	398,410	4,831	4.92%
Construction	129,304	2,266	7.11%	184,867	3,022	6.63%
Total real estate	2,711,739	37,766	5.65%	2,669,072	36,644	5.57%
Commercial & industrial	501,445	8,781	7.10%	493,797	8,870	7.28%
Agricultural	259,334	4,931	7.71%	268,350	5,264	7.96%
Commercial leases	169,512	3,125	7.48%	174,314	3,172	7.38%
Consumer and other	4,825	79	6.64%	5,055	85	6.82%
Total loans and leases	3,646,855	54,682	6.08%	3,610,588	54,035	6.07%
Non-marketable securities	15,549	798	20.81%	15,549	368	9.60%
Total interest earning assets	5,463,470	72,073	5.35%	5,146,574	67,293	5.30%
Allowance for credit losses	(76,827)			(75,821)
Non-interest earning assets	344,846			346,762
Total average assets	$5,731,489			$5,417,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$787,524	$567	0.29%	$842,785	541	0.26%
Savings and money market accounts	1,881,322	8,310	1.79%	1,679,076	7,333	1.77%
Certificates of deposit greater than $250,000	417,655	3,389	3.29%	386,650	3,518	3.69%
Certificates of deposit equal to or less than $250,000	343,059	2,365	2.80%	327,596	2,413	2.99%
Total interest-bearing deposits	3,429,560	14,631	1.73%	3,236,107	13,805	1.73%
Short-term borrowings	3	-	0.00%	3	-	0.00%
Subordinated debentures	10,310	176	6.92%	10,310	192	7.55%
Total interest-bearing liabilities	3,439,873	14,807	1.75%	3,246,420	13,997	1.75%
Non-interest bearing deposits	1,578,485			1,493,663
Total funding	5,018,358	14,807	1.20%	4,740,083	13,997	1.20%
Other non-interest bearing liabilities	57,894			89,255
Shareholders’ equity	655,237			588,177
Total average liabilities and shareholders’ equity	$5,731,489			$5,417,515

Net interest income and margin(4)		$57,266	4.25%		$53,296	4.20%
Interest rate spread			3.60%			3.55%
Tax equivalent adjustment(2)		(363)			(155)
Net interest income		$56,903	4.22%		$53,141	4.19%

(1)Excludes average unrealized losses of $2.0 million and $23.6 million for the three months ended March 31, 2026, and 2025, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $2.2 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Interest-bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 3.57% and 4.44% for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily the result of the Federal Reserve decreasing rates by 75 basis points from September 2025 to December 2025. Average interest-bearing deposits with banks was $146.0 million and $241.3 million for the three months ended March 31, 2026 and 2025, respectively. Interest income on interest bearing deposits with banks was $1.3 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to lower average interest-bearing deposits with banks and the decline in interest rates.

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

Average total investment securities were $1.66 billion and $1.28 billion for the three months ended March 31, 2026 and 2025, respectively. The average yield on total investment securities was 3.70% and 3.20% for the three months ended March 31, 2026 and 2025, respectively. The increase in the yield reflects the higher interest rates on investment securities based on the yield curve and the higher yields on investment purchases made during 2025.

Average loans and leases held for investment were $3.65 billion and $3.61 billion for the three months ended March 31, 2026 and 2025, respectively. The average yield on the loan and lease portfolio was 6.08% and 6.07% for the three months ended March 31, 2026 and 2025, respectively.

Average interest-bearing deposits were $3.43 billion and $3.24 billion for the three months ended March 31, 2026 and 2025, respectively. The average rate paid on interest bearing deposits was 1.73% for the three months ended March 31, 2026 and 2025. Total interest expense on interest- bearing deposits was $14.6 million and $13.8 million for the three months ended March 31, 2026 and 2025, respectively, with the increase driven by an increase in average balances. The average rate paid on total funding costs was 1.20% for the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31, 2026 compared with 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(906)	$(451)	$(1,357)
Investment securities:
Taxable securities	3,161	861	4,022
Non-taxable securities	(299)	1,337	1,038
Total investment securities	2,862	2,198	5,060
Loans:
Real estate:
Commercial	1,934	837	2,771
Agricultural	(701)	(487)	(1,188)
Residential and home equity	61	234	295
Construction	(2,034)	1,278	(756)
Total real estate	(740)	1,862	1,122
Commercial & industrial	655	(744)	(89)
Agricultural	(174)	(159)	(333)
Commercial leases	(260)	213	(47)
Consumer and other	(4)	(2)	(6)
Total loans and leases	(523)	1,170	647
Non-marketable securities	-	430	430
Total interest income	1,433	3,347	4,780

Interest expense:
Interest-bearing deposits:
Demand	(178)	204	26
Savings and money market accounts	892	85	977
Certificates of deposit greater than $250,000	1,259	(1,388)	(129)
Certificates of deposit equal to or less than $250,000	512	(560)	(48)
Total interest-bearing deposits	2,485	(1,659)	826

Subordinated debentures	-	(16)	(16)
Total interest expense	2,485	(1,675)	810
Net interest income	$(1,052)	$5,022	$3,970

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025
	Three Months Ended
	March 31,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$71,710	$67,138	$4,572	6.81%
Interest expense	14,807	13,997	(810)	(5.79%)
Net interest income	56,903	53,141	3,762	7.08%
Provision for credit losses	500	300	(200)	(66.67%)
Net interest income after provision for credit losses	56,403	52,841	3,562	6.74%
Non-interest income	5,159	5,021	138	2.75%
Non-interest expense	29,178	25,509	(3,669)	(14.38%)
Income before income tax expense	32,384	32,353	31	0.10%
Income tax expense	8,313	9,344	1,031	11.03%
Net income	$24,071	$23,009	$1,062	4.62%

For the three months ended March 31, 2026 and 2025, net income was $24.1 million compared with $23.0 million, respectively. The increase in net income was primarily the result of higher net interest income of $3.8 million. This increase was offset by an increase in non-interest expense of $3.7 million during the three months ended March 31, 2026, compared to the same period in the prior year, and a $0.5 million provision for credit losses during the first quarter of 2026 compared to a $0.3 million provision in 2025.
Net Interest Income and Net Interest Margin
For the three months ended March 31, 2026 and 2025, net interest income was $56.9 million compared with $53.1 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 5 basis points to 4.25% compared with 4.20% for the same period a year earlier. The increase in the net interest margin was primarily the result of the increase in investment securities income of $5.1 million as the average balance increased $375.9 million compared to the first quarter of 2025. The investment securities yield during the first quarter of 2026 increased 50 basis points from 3.20% to 3.70% compared to the first quarter of 2025. The loan yield increased 1 basis point from 6.07% to 6.08% compared to the first quarter of 2025. The yield on interest-bearing deposits remained flat at 1.73% for the first quarter of 2026 and 2025. The cost of average total deposits was also flat at 1.18% for the first quarter of 2026 and 2025.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.
Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $0.5 million provision for credit losses during the first three months of 2026 compared to a $0.3 million provision for credit losses during the first three months of 2025. Net recoveries for the three months ended March 31, 2026 were $43,000 compared to net charge-offs of $161,000 for the same period a year earlier.

Non-interest Income

	Three Months Ended
	March 31,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)
Non-interest Income:
Card processing	$1,734	$1,667	$67	4.02%
Net gain on deferred compensation benefits	-	833	(833)	N/A
Service charges on deposit accounts	819	772	47	6.09%
Increase in cash surrender value of BOLI	638	603	35	5.80%
Other	1,968	1,146	822	71.73%
Total non-interest income	$5,159	$5,021	$138	2.75%

Non-interest income increased $138,000, or 2.8%, to $5.2 million for the three months ended March 31, 2026, compared with $5.0 million for the same period a year earlier. The year-over-year increase in non-interest income was primarily due to a $0.8 million increase in other income due to a gain on the sale of other real estate owned of $340,000 and a net gain on equity investments of $283,000.

The Company’s deferred compensation plans were terminated and frozen effective November 29, 2024, and all of the components of the plans were liquidated and paid out to eligible participants on December 10, 2025. The Company recorded net gains on deferred compensation plan investments of $0.8 million for the three months ended March 31, 2025, due to market value changes in underlying assets and increases in interest and dividends. See Note 10, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense
	Three Months Ended
	March 31,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)
Non-interest Expense:
Salaries and employee benefits	$20,433	$17,144	$(3,289)	(19.18%)
Data processing	1,864	1,638	(226)	(13.80%)
Occupancy	1,243	1,302	59	4.53%
Net gain on deferred compensation benefits	-	833	833	N/A
Deposit insurance	840	748	(92)	(12.30%)
Professional services	1,139	922	(217)	(23.54%)
Marketing	578	467	(111)	(23.77%)
Other	3,081	2,455	(626)	(25.50%)
Total non-interest expense	$29,178	$25,509	$(3,669)	(14.38%)

Non-interest expense increased $3.7 million, or 14.38%, to $29.2 million for the three months ended March 31, 2026, compared with $25.5 million for the same period a year ago. This year-over-year increase was primarily due to an increase in salaries and employee benefits which included an increase in compensation expense of $2.8 million due to an increase in employee headcount of eleven, annual increases in salaries, an increase in payroll taxes and three months of stock compensation expense in 2026 versus two months in 2025 since the first ever restricted stock awards were issued in February 2025.  Professional services increased $0.2 million due to higher legal and consulting services while most expenses continued to rise due in part to ongoing inflation.

The Company’s deferred compensation plans were terminated and frozen effective November 29, 2024, and all of the components of the plans were liquidated and paid out to eligible participants on December 10, 2025. Net gains on deferred compensation plan obligations were $0.8 million for the three months ended March 31, 2025, due to market value changes in underlying assets and increases in interest and dividends. See Note 10 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three months ended March 31, 2026, income tax expense was $8.3 million compared to $9.3 million for the same period a year earlier. For the three months ended March 31, 2026, the Company’s effective tax rate was 25.67% compared to 28.88% for the same period a year earlier. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low-income housing tax credit investments (“LIHTC”); and tax-exempt interest income on municipal securities and loans.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2022 through 2025 federal tax years and the 2021 through 2025 state tax years remain subject to selection for examination as of March 31, 2026. The IRS is in the process of reviewing the Company’s 2023 tax return including inquiries related to certain leasing investment tax credits. The timing related to when the IRS review will be complete remains uncertain.

Balance Sheet Analysis

Total assets were $5.8 billion at March 31, 2026, compared with $5.7 billion at December 31, 2025, an increase of $146.6 million, or 2.58%. Total cash and cash equivalents increased $239.4 million from $144.9 million as of December 31, 2025 to $384.2 million as of March 31, 2026.The net investment portfolio decreased by $59.6 million, or 3.57%, to $1.6 billion at March 31, 2026, compared to $1.7 billion at December 31, 2025. Total loans and leases held for investment were $3.62 billion at March 31, 2026, compared with $3.65 billion at December 31, 2025, a decrease of $32.1 million, or 0.88%. Total deposits were $5.1 billion at March 31, 2026, compared with $5.0 billion at December 31, 2025, an increase of $138.4 million, or 2.78%. Our loan to deposit ratio was 71.04% and 73.67% as of March 31, 2026 and December 31, 2025, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest-bearing deposits with banks and overnight investments in Federal Reserve balances. Interest-bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $318.1 million at March 31, 2026 and $84.2 million at December 31, 2025. The increase in cash was primarily due to the increase in deposits of $138.4 million. The Company’s total cash and cash equivalents as of March 31, 2026 represented 6.6% of the Company’s total assets as compared to 2.6% of total assets as of December 31, 2025.

Investment Securities

The Company’s net investment portfolio decreased by $59.6 million, or 3.57%, to $1.61 billion at March 31, 2026, compared to $1.67 billion at December 31, 2025. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of March 31, 2026 represents 27.59% of the Company’s total assets as compared to 29.35% of total assets at December 31, 2025.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities
U.S. Government-sponsored securities	$1,940	$2,038
Mortgage-backed securities(1)	779,628	826,240
Commercial mortgage-backed securities(1)	1,251	1,253
Collateralized mortgage obligations(1)	20,319	20,730
Municipal securities	68,791	70,845
Corporate securities	29,676	29,738
Other	310	310
Total available-for-sale securities	$901,915	$951,154

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Held-to-maturity securities
Mortgage-backed securities(1)	$577,812	$586,001
Collateralized mortgage obligations(1)	60,972	62,476
Municipal securities	69,489	70,164
Total held-to-maturity securities	$708,273	$718,641
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$707,823	$718,191

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of March 31, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$18	5.20%	$278	5.60%	$1,644	4.51%	$1,940	4.67%
Mortgage-backed securities(1)	346	2.27%	740	2.61%	2,552	4.08%	775,990	4.75%	779,628	4.74%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,251	5.81%	1,251	5.81%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	12,968	4.41%	7,351	5.21%	20,319	4.70%
Municipal securities	-	0.00%	-	0.00%	28,900	4.71%	39,891	4.73%	68,791	4.72%
Corporate securities	10,017	4.44%	19,659	4.56%	-	0.00%	-	0.00%	29,676	4.52%
Other	310	6.81%	-	0.00%	-	0.00%	-	0.00%	310	6.81%
Total securities available-for-sale	$10,673	4.44%	$20,417	4.49%	$44,698	4.59%	$826,127	4.75%	$901,915	4.74%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of March 31, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$44	2.66%	$5,313	1.67%	$572,455	1.90%	$577,812	1.89%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	60,972	1.76%	60,972	1.76%
Municipal securities	2,108	3.45%	18,000	3.77%	12,670	2.35%	36,711	2.78%	69,489	2.98%
Total securities held-to-maturity	$2,108	3.45%	$18,044	3.77%	$17,983	2.15%	$670,138	1.93%	$708,273	1.99%
    (1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.
	As of December 31, 2025
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$14	5.36%	$290	6.03%	$1,734	5.03%	$2,038	5.17%
Mortgage-backed securities(1)	362	2.40%	981	2.53%	2,816	4.09%	822,081	4.76%	826,240	4.75%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,253	5.82%	1,253	5.82%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	20,730	4.74%	20,730	4.74%
Municipal securities	-	0.00%	-	0.00%	22,672	4.70%	48,173	4.76%	70,845	4.74%
Corporate securities	5,000	4.34%	24,738	4.72%	-	0.00%	-	0.00%	29,738	4.66%
Other	310	7.45%	-	0.00%	-	0.00%	-	0.00%	310	7.45%
Total securities available-for-sale	$5,672	4.39%	$25,733	4.64%	$25,778	4.65%	$893,971	4.76%	$951,154	4.75%
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

Loans and Leases

Loans and leases can be categorized by borrowing purpose and use of funds. For detailed descriptions of the various loan types offered by the Company see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

The Company’s loan and lease portfolio at March 31, 2026 totaled $3.6 billion, a decrease of $32.1 million, or 0.88%, from December 31, 2025, due partially to seasonality in the agricultural portfolio and due to lower loan production as the Company continued to prioritize appropriate loan pricing and loan structure over loan growth.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,504,452	41.38%	$1,480,906	40.37%
Agricultural	689,981	18.98%	705,668	19.24%
Residential and home equity	403,777	11.11%	405,080	11.05%
Construction	132,487	3.65%	128,179	3.50%
Total real estate	2,730,697	75.12%	2,719,833	74.16%
Commercial & industrial	462,196	12.72%	497,700	13.57%
Agricultural	261,279	7.19%	264,117	7.20%
Commercial leases	175,744	4.84%	181,004	4.94%
Consumer and other	4,640	0.13%	4,671	0.13%
Total gross loans and leases	$3,634,556	100.00%	$3,667,325	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at March 31, 2026.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$90,630	$691,948	$692,936	$28,938	$1,504,452
Agricultural	44,844	188,434	425,550	31,153	689,981
Residential and home equity	135	6,008	121,853	275,781	403,777
Construction	101,967	30,520	-	-	132,487
Total real estate	237,576	916,910	1,240,339	335,872	2,730,697
Commercial & industrial	145,152	232,318	82,485	2,241	462,196
Agricultural	175,654	75,832	9,793	-	261,279
Commercial leases	2,674	95,395	77,675	-	175,744
Consumer and other	1,229	2,824	141	446	4,640
Total gross loans and leases	$562,285	$1,323,279	$1,410,433	$338,559	$3,634,556
Rate structure for loans and leases
Fixed rate	$174,763	$962,950	$780,937	$183,618	$2,102,268
Adjustable rate	387,522	360,329	629,496	154,941	1,532,288
Total gross loans and leases	$562,285	$1,323,279	$1,410,433	$338,559	$3,634,556

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$730	$750
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	730	750
Commercial & industrial	-	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	730	750
Other real estate owned (“OREO”)	-	-
Total non-performing assets	$730	$750

Selected ratios:
Non-performing loans to total loans and leases	0.02%	0.02%
Non-performing assets to total assets	0.01%	0.01%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $730,000 in non-accrual loans at March 31, 2026, compared to $750,000 in non-accrual loans at December 31, 2025.

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

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported no OREO at March 31, 2026 and December 31, 2025.

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

The Company modified four loans in the aggregate amount of $5.0 million, during the first three months of March 31, 2026. There was one loan modified within the last twelve months that had a payment default and was past due at of March 31, 2026.

The Company modified nine loans, with five borrowers, in the aggregate amount of $7.0 million, during the year ended December 31, 2025. These loans were current at December 31, 2025.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not individually evaluated. The Company uses the Weighted Average Remaining Maturity (“WARM”) methodology to calculate the ACL, as this method is deemed the most appropriate given the Company’s size and complexity. See Note 1 “Summary of Significant Accounting Policies - Allowance for Credit Losses – Loans and Leases” in our 2025 Form 10-K.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Allowance for credit losses:
Balance at beginning of year	$79,675	$77,973
Provision for credit losses:
Allowance for credit losses - loans and leases	500	300
Allowance for credit losses - unfunded loan commitments	-	-
Total provision for credit losses	500	300
Charge-offs:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	-	-
Construction	-	-
Total real estate	-	-
Commercial & industrial	-	(232)
Agricultural	-	(34)
Commercial leases	-	-
Consumer and other	(8)	(7)
Total charge-offs	(8)	(273)
Recoveries:
Real estate:
Commercial	-	-
Agricultural	-	-
Residential and home equity	24	3
Construction	-	-
Total real estate	24	3
Commercial & industrial	12	106
Agricultural	1	-
Commercial leases	-	-
Consumer and other	14	4
Total recoveries	51	113
Net recoveries/(charge-offs)	43	(160)
Balance at end of period	$80,218	$78,113

Allowance for credit losses - loans and leases	76,918	75,423
Allowance for credit losses - unfunded loan commitments	3,300	2,690
Total allowance for credit losses	$80,218	$78,113

Selected financial information:
Net loans and leases held for investment	$3,616,871	$3,584,174
Average loans and leases	3,646,855	3,610,588
Non-performing loans and leases	730	193
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net recoveries/(charge-offs) to average loans and leases	0.001%	(0.004%)
Provision for credit losses to average loans and leases	0.01%	0.01%
Allowance for loan and lease losses to loans and leases held for investment	2.12%	2.10%
(1) Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$21,935	41.38%	1.46%	$22,574	40.37%	1.52%
Agricultural	22,481	18.98%	3.26%	23,647	19.24%	3.35%
Residential and home equity	7,480	11.11%	1.85%	7,620	11.05%	1.88%
Construction	2,846	3.65%	2.15%	2,311	3.50%	1.80%
Total real estate	54,742	75.12%	2.00%	56,152	74.16%	2.06%
Commercial & industrial	9,100	12.72%	1.97%	7,355	13.57%	1.48%
Agricultural	7,173	7.19%	2.75%	6,760	7.20%	2.56%
Commercial leases	5,682	4.84%	3.23%	5,861	4.94%	3.24%
Consumer and other	221	0.13%	4.76%	247	0.13%	5.29%
Total allowance for credit losses	$76,918	100.00%	2.12%	$76,375	100.00%	2.08%

Deposits

The following table shows the deposit balances as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Deposits:
Non-interest bearing	$1,615,425	$1,642,119
Interest-bearing:
Demand	785,612	802,352
Savings and money market	1,916,012	1,790,274
Certificates of deposit	799,224	743,081
Total interest-bearing	3,500,848	3,335,707
Total deposits	$5,116,273	$4,977,826

Total deposits were $5.1 billion and $5.0 billion as of March 31, 2026 and December 31, 2025, respectively, an increase of $138.4 million or 2.78%. The increase was primarily due to an increase in savings and money market accounts of $125.7 million or 7.02%, and an increase in certificates of deposit of $56.1 million or 7.56% from December 31, 2025 to March 31, 2026, respectively. The increase in certificates of deposit reflects a $50.0 million increase in public time deposits related to the State of California which matures in June 2026. These increases were partially offset by a decrease of $26.7 million or 1.63% in non-interest bearing demand deposits and a decrease of $16.7 million or 2.1% in interest-bearing demand deposits from December 31, 2025 to March 31, 2026. The increases were primarily from an increase in the number of client accounts and fluctuations in client balances along with shifts from lower yielding demand deposits into higher yielding savings and money market accounts and certificates of deposit. Conversely, this shift contributed to the decrease in interest-bearing demand deposits. Non-interest bearing deposits were 31.57% and 32.99% of total deposits, at March 31, 2026 and December 31, 2025, respectively.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$787,524	$567	0.29%	$842,785	$541	0.26%
Savings and money market	1,881,322	8,310	1.79%	1,679,076	7,333	1.77%
Certificates of deposit greater than $250,000	417,655	3,389	3.29%	386,650	3,518	3.69%
Certificates of deposit equal to or less than $250,000	343,059	2,365	2.80%	327,596	2,413	2.99%
Total interest-bearing deposits	3,429,560	14,631	1.73%	3,236,107	13,805	1.73%
Non-interest bearing deposits	1,578,485			1,493,663
Total deposits	$5,008,045	$14,631	1.18%	$4,729,770	$13,805	1.18%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2025 after the Federal Reserve cut interest rates by 75 basis points between September and December. The average cost of total deposits, including non-interest bearing deposits, remained flat at 1.18% for the three months ended March 31, 2026, compared to the same period a year ago.

The following table shows deposits with a balance greater than $250,000 at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Non-Maturity Deposits greater than $250,000	$2,781,415	$2,729,456
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	265,928	137,517
3 months to 6 months	111,796	192,804
6 months to 12 months	74,757	67,313
More than 12 months	1,412	629
Total certificates of deposit greater than $250,000	$453,893	$398,263
Total deposits greater than $250,000	$3,235,308	$3,127,719

Refer to the Year-To-Date Average Balance and Yield Schedule located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of March 31, 2026 the Bank had $53.0 million of such deposits compared to $3.0 million at December 31, 2025.

Total estimated uninsured deposits based on our regulatory reporting amounted to $2.7 billion and $2.6 billion at March 31, 2026 and December 31, 2025, respectively.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at March 31, 2026 or December 31, 2025. There were no Federal Funds purchased or advances from the FRB at March 31, 2026 or December 31, 2025.

Long-Term Subordinated Debentures

On December 17, 2003, the Company raised $10.0 million through the sale of subordinated debentures to an off-balance-sheet trust and its sale of trust-preferred securities. See Note 9. “Long-Term Subordinated Debentures” located in “Item 8. Financial Statements and Supplementary Data” in our 2025 Form 10-K. Although this amount is reflected as subordinated debt on the Company’s balance sheet, under current regulatory guidelines, our Trust Preferred Securities continue to qualify as regulatory capital.
These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly and the rate was 6.79% at March 31, 2026 (the next reset is June 17, 2026). The average rate paid for these securities was 6.92% for the first three months of 2026 and 7.55% for the first three months of 2025. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to insure depositor protection. Shareholders’ equity totaled $656.1 million at March 31, 2026, an increase of $10.5 million, or 1.63%, from $645.5 million at December 31, 2025 due primarily to net income of $24.1 million during the first quarter of 2026 offset by dividends of $3.7 million and a decrease in other comprehensive income of $6.8 million.

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

As of March 31, 2026, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of March 31, 2026 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of March 31, 2026 and December 31, 2025.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	March 31, 2026
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$637,845	14.23%	$201,755	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	647,845	14.45%	269,007	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	704,192	15.71%	358,676	8.00%	N/A	N/A
Tier 1 leverage capital ratio	647,845	11.35%	228,394	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$645,364	14.40%	$201,708	4.50%	$291,356	6.50%
Tier 1 capital to risk-weighted assets	645,364	14.40%	268,944	6.00%	358,592	8.00%
Risk-based capital to risk-weighted assets	701,698	15.65%	358,592	8.00%	448,240	10.00%
Tier 1 leverage capital ratio	645,364	11.31%	228,157	4.00%	285,196	5.00%

	December 31, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$620,134	13.81%	$202,001	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	630,134	14.04%	269,334	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	686,542	15.29%	359,112	8.00%	N/A	N/A
Tier 1 leverage capital ratio	630,134	11.00%	229,189	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$627,683	13.99%	$201,969	4.50%	$291,733	6.50%
Tier 1 capital to risk-weighted assets	627,683	13.99%	269,292	6.00%	359,056	8.00%
Risk-based capital to risk-weighted assets	684,082	15.24%	359,056	8.00%	448,820	10.00%
Tier 1 leverage capital ratio	627,683	10.98%	228,755	4.00%	285,944	5.00%

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

During the first three months of 2026, the Company repurchased 181 shares under the Repurchase Plan, for a total of $202,000, inclusive of the excise tax. As of March 31, 2026, there remains $30.1 million authorized for repurchases under the Repurchase Plan.

On August 13, 2025, the Company announced that it changed its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly. On February 12, 2026, the Company declared a quarterly cash dividend of $5.10 per share which was paid on April 1, 2026, to shareholders of record on March 11, 2026.

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

The following table sets forth our off-balance-sheet lending commitments as of March 31, 2026:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,134,524	$490,422	$439,361	$60,780	$143,961
Standby letters of credit	19,805	13,796	5,009	1,000	-
Total off-balance sheet commitments	$1,154,329	$504,218	$444,370	$61,780	$143,961

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.3 million at March 31, 2026 and December 31, 2025.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at March 31, 2026 had maturity dates ranging from 1 to 48 months with final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $384.2 million, or 6.6% of total assets, as of March 31, 2026. The majority of cash is on deposit with the FRB and amounted to $318.1 million. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our ability to pledge for borrowing purposes our held-to-maturity portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low-cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board-level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at March 31, 2026:

	March 31, 2026
(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,149,879	$-	$1,149,879	$1,426,681
Federal Home Loan Bank	933,637	-	933,637	1,206,242
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,216,516	$-	$2,216,516	$2,632,923

We continued our focus on maintaining a strong liquidity position throughout the first three months of 2026, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of March 31, 2026, we had $1.2 billion in internal sources of liquidity comprised of $384.2 million in cash and $829.0 million unencumbered investment securities, which represented in the aggregate 20.8% of total assets. We also had $2.2 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.4 billion at March 31, 2026. Our pledged collateral on short-term borrowing lines is comprised of $2.6 billion in loans and $1.3 million in investment securities held at market value at March 31, 2026. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first three months of 2026 was $40.7 million, driven by net income of $24.1 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash provided by investing activities was $70.4 million during the first three months of 2026, driven by $52.0 million in proceeds from maturities, calls, and pay downs of investment securities and a net decrease in loans and leases of $32.2 million offset by $10.0 million decrease of premises and equipment.

Net cash provided by financing activities totaled $128.3 million in the first three months of 2026, driven by an increase in deposits of $138.4 million partially offset by a restricted stock vesting distribution of $6.3 million and $3.7 million in cash dividends paid to shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at March 31, 2026 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2025 Form 10-K.

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. Management actively monitors and manages our interest rate risk exposure. We do not have any market-risk sensitive instruments entered into for trading purposes. In monitoring interest rate risk, we continually analyze and manage our earning assets and funding liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. We then evaluate the simulation results using two approaches: Net Interest Income at Risk (“NII at Risk”) and Economic Value of Equity (“EVE”). Under NII at Risk, the impact on net interest income from the changes in interest rates on interest earning assets and interest-bearing liabilities is modeled using various assumptions of assets and liabilities. EVE measures the period-end present value of assets minus the present value of liabilities. Management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios.

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by ALCO. In the rising rate scenarios, the simulation model indicates the Company is slightly liability sensitive, as interest-bearing liabilities reprice more quickly than interest-bearing assets. This results in a modest decline in net interest income. In the falling rate scenarios, the Company exhibits mixed sensitivity. It remains liability sensitive in the -100 bps scenario, but becomes asset sensitive in the -200 bps and -300 bps scenarios.  Asset sensitivity in declining rate environments leads to reduced net interest income, as interest-bearing assets reprice downward more rapidly than liabilities. The primary driver of this shift in sensitivity at deeper rate cuts (-200 bps and -300 bps) is the presence of rate floors on interest-bearing liabilities, which limit further repricing. At the same time, interest-bearing assets experience increased prepayment activity, accelerating cash flows into lower-yielding reinvestments. This combination compresses net interest income.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of March 31, 2026, our loan and lease portfolio was comprised of 57.84% fixed rate and 42.16% variable rate loans. An additional component of managing our interest rate risk is the use of loan floors when structuring our variable loan products. At loan origination, a loan floor rate, typically equal to or slightly below the initial rate on the loan, is established. This is particularly beneficial in a declining interest rate environment.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at March 31, 2026, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)
March 31, 2026
+300 bps	(1.3%)	(8.7%)
+200 bps	(1.2%)	(5.6%)
+100 bps	(0.7%)	(2.1%)
0 bps	-	-
-100 bps	0.1%	(0.1%)
-200 bps	(0.6%)	(2.7%)
-300 bps	(1.0%)	(7.3%)

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this Report, should be reviewed carefully for important information regarding risks that affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)
January 1, 2026 to January 31, 2026	70	$1,080.78	70	$30,232
February 1, 2026 to February 28, 2026	41	1,066.23	41	30,188
March 1, 2026 to March 31, 2026	70	1,139.23	70	30,109
Total 1st Quarter 2026	181	$1,100.09	181	$30,109

(1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the three months ended March 31, 2026, the excise tax expense accrual totaled $2,000.

On September 10, 2024 the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) for $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. On August 14, 2025, the Board of Directors authorized an increase of $45.0 million to the existing share repurchase program along with an extension of the program through December 31, 2027.

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

During the three months ended March 31, 2026, the Company repurchased 181 shares under the Repurchase Plan, for a total of $202,000, inclusive of the excise tax. As of March 31, 2026, there remains $30.1 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description
10.2	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and Bart R. Olson.
10.3	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and Ryan J. Misasi.
10.4	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and David M. Zitterow.
10.5	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and John W. Weubbe.
10.6	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and Thomas Bennett.
10.7	Amended and Restated Employment Agreement effective April 1, 2026, between Farmers & Merchants Bank of Central California and Troy D. Harper.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FARMERS & MERCHANTS BANCORP

Date: May 8, 2026	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)