Form 10-Q
period 2026-06-30
FARMERS & MERCHANTS BANCORP
filed 2026-08-07
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Yes ☐ No ☒

As of July 31, 2026, the registrant had 691,944 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$92,632	$60,622
Interest-bearing deposits with banks	186,009	84,242
Total cash and cash equivalents	278,641	144,864
Securities available-for-sale, amortized cost $948,141 and $955,203 respectively	932,778	951,154
Securities held-to-maturity, fair value $568,644 and $592,736, respectively	696,464	718,641
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,628,792	1,669,345
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,703,857	3,648,945
Allowance for credit losses - loans and leases	(77,253)	(76,375)
Loans held for investment, net	3,626,604	3,572,570
Bank-owned life insurance	77,914	76,614
Premises and equipment, net	67,270	55,847
Deferred income tax assets and income taxes receivevable	27,521	38,775
Accrued interest receivable	28,807	29,996
Goodwill	11,183	11,183
Other intangibles	922	1,165
Other real estate owned	1,015	-
Other assets	71,241	74,202
Total Assets	$5,835,459	$5,690,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,596,642	$1,642,119
Interest-bearing:
Demand	893,360	802,352
Savings and money market	1,859,920	1,790,274
Certificates of deposit	743,041	743,081
Total interest-bearing	3,496,321	3,335,707
Total deposits	5,092,963	4,977,826
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	53,169	56,460
Total Liabilities	5,156,442	5,044,596

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 722,840 and 728,560 issued and 691,944 and 697,904 outstanding at June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	11,856	11,550
Retained earnings	710,694	669,262
Accumulated other comprehensive loss, net of taxes	(11,468)	(3,512)
Treasury stock, at cost; 30,896 shares at June 30, 2026 and 30,656 shares at December 31, 2025	(32,072)	(31,793)
TOTAL SHAREHOLDERS’ EQUITY	679,017	645,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,835,459	$5,690,110

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$55,707	$54,839	$110,389	$108,874
Interest and dividends on investment securities	14,926	11,036	30,670	21,498
Interest on deposits with others	1,845	4,186	3,129	6,827
Total interest income	72,478	70,061	144,188	137,199

Interest expense
Deposits	14,951	15,999	29,582	29,804
Subordinated debentures	177	194	353	386
Total interest expense	15,128	16,193	29,935	30,190
Net interest income	57,350	53,868	114,253	107,009
Provision for credit losses	500	1,400	1,000	1,700
Net interest income after provision for credit losses	56,850	52,468	113,253	105,309
Non-interest income
Card processing	1,888	1,789	3,622	3,456
Service charges on deposit accounts	793	744	1,612	1,516
Increase in cash surrender value of BOLI	662	627	1,300	1,230
Net gain on sale of securities available-for-sale	45	-	45	-
Net gain on deferred compensation benefits	-	764	-	1,597
Other	1,648	1,595	3,616	2,741
Total non-interest income	5,036	5,519	10,195	10,540
Non-interest expense
Salaries and employee benefits	19,220	18,432	39,653	35,576
Data processing	1,798	1,784	3,662	3,422
Occupancy	1,318	1,293	2,561	2,595
Deposit insurance	837	750	1,677	1,498
Professional services	1,596	694	2,735	1,616
Marketing	412	452	990	919
Net gain on deferred compensation benefits	-	764	-	1,597
Other	2,959	2,482	6,040	4,937
Total non-interest expense	28,140	26,651	57,318	52,160
INCOME BEFORE INCOME TAXES	33,746	31,336	66,130	63,689
Income tax expense	9,014	8,281	17,327	17,625
NET INCOME	$24,732	$23,055	$48,803	$46,064

Earnings per common share:
Basic	$36.77	$33.06	$72.68	$65.94
Diluted	$36.39	$32.94	$71.46	$65.80

Weighted average number of common shares
Basic	672,666	697,332	671,472	698,527
Diluted	679,560	699,852	682,912	700,102

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$24,732	$23,055	$48,803	$46,064
Other comprehensive income
Unrealized (losses)/gains on available-for-sale securities	(1,538)	1,976	(11,269)	8,935
Reclassification adjustment for gains on available-for-sale securities	(45)	-	(45)	-
Amortization of unrecognized gains/(loss) on securities transferred to held-to-maturity	10	(3)	19	(14)
Net unrealized (losses)/gains on securities	(1,573)	1,973	(11,295)	8,921
Income tax benefit/(expense)	465	(583)	3,339	(2,637)
Other comprehensive (loss)/income, net of tax	(1,108)	1,390	(7,956)	6,284
Total comprehensive income	$23,624	$24,445	$40,847	$52,348

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and six months ended June 30, 2026 and 2025
(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares	Treasury Stock	Total
Balance as of March 31, 2026	723,880	$7	$8,765	$689,638	$(10,360)	(30,837)	$(31,995)	$656,055
Net income	-	-	-	24,732	-	-	-	24,732
Other comprehensive loss, net of tax	-	-	-	-	(1,108)	-	-	(1,108)
Issuance of restricted stock awards	198	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(1,238)	-	-	-	-	-	-	-
Stock based compensation expense, net of forfeitures	-	-	3,091	-	-	-	-	3,091
Cash dividends declared ($5.35 per share)	-	-	-	(3,676)	-	-	-	(3,676)
Purchase of treasury stock	-	-	-	-	-	(59)	(77)	(77)
Balance as of June 30, 2026	722,840	$7	$11,856	$710,694	$(11,468)	(30,896)	$(32,072)	$679,017

Balance as of March 31, 2025	729,913	$7	$2,042	$614,729	$(14,472)	-	$-	$602,306
Net income	-	-	-	23,055	-	-	-	23,055
Other comprehensive income, net of tax	-	-	-	-	1,390	-	-	1,390
Stock based compensation expense	-	-	3,150	-	-	-	-	3,150
Cash dividends declared ($9.30 per share)	-	-	-	(6,768)	-	-	-	(6,768)
Repurchase of common stock	(2,191)	-	-	(2,223)	-	-	-	(2,223)
Purchase of treasury stock	-	-	-	-	-	(2,355)	(2,378)	(2,378)
Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares	Treasury Stock	Total
Balance as of December 31, 2025	728,560	$7	$11,550	$669,262	$(3,512)	(30,656)	$(31,793)	$645,514
Net income	-	-	-	48,803	-	-	-	48,803
Other comprehensive loss, net of tax	-	-	-	-	(7,956)	-	-	(7,956)
Issuance of restricted stock awards	1,366	-	-	-	-	-	-	-
Restricted stock surrendered for tax withholdings upon vesting	(5,470)	-	(6,303)	-	-	-	-	(6,303)
Forfeiture of restricted stock awards	(1,616)	-	-	-	-	-	-	-
Stock based compensation expense, net of forfeitures	-	-	6,609	-	-	-	-	6,609
Cash dividends declared ($10.45 per share)	-	-	-	(7,371)	-	-	-	(7,371)
Purchase of treasury stock	-	-	-	-	-	(240)	(279)	(279)
Balance as of June 30, 2026	722,840	$7	$11,856	$710,694	$(11,468)	(30,896)	$(32,072)	$679,017

Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	46,064	-	-	-	46,064
Other comprehensive income, net of tax	-	-	-	-	6,284	-	-	6,284
Issuance of restricted stock awards	30,818	-	-	-	-	-	-	-
Stock based compensation expense	-	-	5,192	-	-	-	-	5,192
Cash dividends declared ($9.30 per share)	-	-	-	(6,768)	-	-	-	(6,768)
Repurchase of common stock	(2,894)	-	-	(2,934)	-	-	-	(2,934)
Purchase of treasury stock	-	-	-	-	-	(2,355)	(2,378)	(2,378)
Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$48,803	$46,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,000	1,700
Depreciation and amortization	1,539	1,530
Net accretion of securities premiums and discounts	(2,095)	(560)
Stock based compensation expense	6,609	5,192
Increase in cash surrender value of BOLI	(1,300)	(1,230)
Net gain on sale of OREO	(340)	-
Decrease in deferred income taxes, net	10,990	1,125
Realized gain on sale of securities available-for-sale	(45)	-
Net changes in:
Other assets	8,075	2,943
Other liabilities	489	4,246
Net cash provided by operating activities	73,725	61,010
Cash flows from investing activities:
Net (increase)/decrease in loans and leases held for investment	(60,815)	54,064
Purchase of available-for-sale securities	(78,311)	(123,285)
Purchase of held-to-maturity securities	(2,435)	(6,351)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	87,420	24,099
Proceeds from maturities, calls and pay downs of held-to-maturity securities	24,821	26,867
Purchase of premises and equipment	(13,036)	(3,266)
Purchase of other investments	(4,723)	(3,441)
Proceeds from sale of OREO	5,840	-
Proceeds from sale of assets	-	60
Net cash used in investing activities	(41,239)	(31,253)
Cash flows from financing activities:
Net increase in deposits	115,137	61,225
Cash dividends paid	(7,264)	(6,481)
Restricted stock vesting distribution	(6,303)	-
Cash used in share repurchase program	-	(2,934)
Purchase of treasury stock	(279)	(2,378)
Net cash provided by financing activities	101,291	49,432
Net change in cash and cash equivalents	133,777	79,189
Cash and cash equivalents, beginning of period	144,864	212,563
Cash and cash equivalents, end of period	$278,641	$291,752

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,853	$32,930
Income taxes paid	$8	$10,002

Supplemental disclosures of non-cash transactions:
Accrued cash dividend on restricted stock	$(107)	$(287)
Net (increase)/decrease in unrealized losses on available-for-sale securities	$(11,314)	$8,935

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

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of June 30, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective in fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The Company adopted this new guidance on January 1, 2026, and there was no material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies and improves the guidance for interim financial reporting by providing a list of required interim disclosures, clarifying the applicability of interim reporting requirements, and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for interim periods within annual periods beginning after December 15, 2027 and early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial presentation.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 is part of the FASB’s standing “evergreen” project and makes a broad set of technical corrections, clarifications, and other minor improvements across many Topics to make the Codification easier to understand and apply. The amendments will be effective for the Company beginning with the fiscal year ending December 31, 2027, and interim periods within that fiscal year. The Company is currently evaluating the impact of such amendments on the consolidated financial statements and related disclosures.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized	Gross Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
As of June 30, 2026
U.S. Government-sponsored securities	$1,836	$2	$10	$1,828
Mortgage-backed securities(1)	834,003	3,447	21,846	815,604
Commercial mortgage-backed obligations(1)	1,233	16	-	1,249
Collateralized mortgage obligations(1)	20,492	-	646	19,846
Municipal securities	65,624	3,632	-	69,256
Corporate securities	24,643	96	54	24,685
Other	310	-	-	310
Total available-for-sale securities	$948,141	$7,193	$22,556	$932,778

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

The book values, estimated fair values, and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

					Allowance
	Amortized	Gross Unrecognized			for Credit
(Dollars in thousands)	Cost	Gains	Losses	Fair Value	Losses
As of June 30, 2026
Mortgage-backed securities(1)	$567,079	$36	$117,068	$450,047	$-
Collateralized mortgage obligations(1)	59,669	-	10,575	49,094	-
Municipal securities	69,716	745	958	69,503	450
Total held-to-maturity securities	$696,464	$781	$128,601	$568,644	$450

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

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held-to-maturity securities to present the net amount expected to be collected. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to municipal securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal forecasts and (v) whether or not such securities are guaranteed or pre-refunded by the issuers.

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$284	$1	$840	$9	$1,124	$10
Mortgage-backed securities(1)	415,344	4,328	65,133	17,518	480,477	21,846
Collateralized mortgage obligations(1)	14,503	369	5,343	277	19,846	646
Corporate securities	4,720	54	-	-	4,720	54
Total available-for-sale securities	$434,851	$4,752	$71,316	$17,804	$506,167	$22,556

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

As of June 30, 2026, the Company held 327 available-for-sale securities of which 51 securities were in an unrealized loss position for less than twelve months and 102 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	June 30, 2026
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending balance	$450	$-	$-	$450

	December 31, 2025
(Dollars in thousands)	Municipal securities	Mortgage-backed securities	Collateralized mortgage obligations	Total
Allowance for credit losses - securities
Beginning balance	$450	$-	$-	$450
Provision for credit losses	-	-	-	-
Ending balance	$450	$-	$-	$450

The amortized cost and estimated fair values of investment securities at June 30, 2026 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,545	$5,553	$2,609	$2,604
After one year through five years	20,485	20,505	18,116	18,075
After five years through ten years	49,576	51,062	17,849	17,101
After ten years	872,535	855,658	657,890	530,864
Total	$948,141	$932,778	$696,464	$568,644

Maturities are based on the final contractual payment dates, and do not reflect the impact of contractual monthly principal payments, prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2—Investment Securities—Continued

bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of June 30, 2026, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
June 30, 2026

Municipal securities	$18,427	$938	$50,351	$69,716
Total	$18,427	$938	$50,351	$69,716

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2025

Municipal securities	$18,562	$935	$50,667	$70,164
Total	$18,562	$935	$50,667	$70,164

Proceeds from sales and calls of investment securities were as follows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Gross proceeds	$1,374	$460
Gross gains	45	-
Gross losses	-	-

Pledged Securities

At June 30, 2026, investment securities carried at $715.0 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $673.8 million at December 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Loans and leases held for investment, net
Real estate:
Commercial	$1,541,826	$1,480,906
Agricultural	692,554	705,668
Residential and home equity	404,005	405,080
Construction	115,150	128,179
Total real estate	2,753,535	2,719,833
Commercial & industrial	527,508	497,700
Agricultural	255,767	264,117
Commercial leases	180,223	181,004
Consumer and other	4,392	4,671
Total gross loans and leases	3,721,425	3,667,325
Unearned income	(17,568)	(18,380)
Total net loans and leases	3,703,857	3,648,945
Allowance for credit losses	(77,253)	(76,375)
Total loans and leases held for investment, net	$3,626,604	$3,572,570

At June 30, 2026, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.4 billion and $1.3 billion, respectively. The borrowing capacity on these loans was $937.8 million from the FHLB and $1.1 billion from the FRB at June 30, 2026.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, for the periods indicated:

	June 30, 2026
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$712	$712	$1,532,944	$1,533,656	$712
Agricultural	-	2,284	1,732	4,016	688,538	692,554	1,732
Residential and home equity	203	-	-	203	403,802	404,005	-
Construction	-	-	-	-	115,150	115,150	-
Total real estate	203	2,284	2,444	4,931	2,740,434	2,745,365	2,444
Commercial & industrial	-	-	230	230	527,278	527,508	230
Agricultural	-	-	-	-	255,767	255,767	-
Commercial leases	-	-	-	-	170,825	170,825	-
Consumer and other	4	-	-	4	4,388	4,392	-
Total loans and leases, net	$207	$2,284	$2,674	$5,165	$3,698,692	$3,703,857	$2,674

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	December 31, 2025
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Totl Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net
Real estate:
Commercial	$7,248	$-	$750	$7,998	$1,464,585	$1,472,583	$750
Agricultural	-	-	-	-	705,668	705,668	-
Residential and home equity	-	-	-	-	405,080	405,080	-
Construction	-	-	-	-	128,179	128,179	-
Total real estate	7,248	-	750	7,998	2,703,512	2,711,510	750
Commercial & industrial	-	-	-	-	497,700	497,700	-
Agricultural	-	-	-	-	264,117	264,117	-
Commercial leases	1,659	-	-	1,659	169,288	170,947	-
Consumer and other	5	-	-	5	4,666	4,671	-
Total loans and leases, net	$8,912	$-	$750	$9,662	$3,639,283	$3,648,945	$750

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

	Three Months Ended June 30, 2026
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment reduction	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$712	$712	0.05%
Agricultural	-	-	-	0.00%
Residential and home equity	-	-	-	0.00%
Construction	-	-	-	0.00%
Total real estate	-	712	712	0.03%
Commercial & industrial	4,087	-	4,087	0.77%
Agricultural	-	-	-	0.00%
Commercial leases	-	-	-	0.00%
Consumer and other	-	-	-	0.00%
Total	$4,087	$712	$4,799	0.13%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the three months ended June 30, 2026.

During the three months ended June 30, 2026, the Company modified one commercial real estate loan with a monthly payment reduction, and two commercial & industrial loans with contractual term extensions of three months.

	Six Months Ended June 30, 2026
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment reduction	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$712	$712	0.05%
Agricultural	-	-	-	0.00%
Residential and home equity	-	-	-	0.00%
Construction	-	-	-	0.00%
Total real estate	-	712	712	0.03%
Commercial & industrial	4,087	-	4,087	0.77%
Agricultural	-	-	-	0.00%
Commercial leases	-	-	-	0.00%
Consumer and other	-	-	-	0.00%
Total	$4,087	$712	$4,799	0.13%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the six months ended June 30, 2026.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

During the six months ended June 30, 2026, the Company modified one commercial real estate loan with a monthly payment reduction, two commercial & industrial loans with contractual term extensions of three months and one residential loan with an interest rate reduction and a contractual term extension of ten years. The residential loan modified during the first quarter 2026 has been paid in full.

During the three months ended June 30, 2025, the Company modified one $34,000 home equity loan with a 10-year maturity extension and re-amortization.

	Six Months Ended June 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Multiple modification types[1]	Total[2]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	$-	0.000%
Agricultural	983	-	1,656	2,639	0.366%
Residential and home equity	34	-	-	34	0.008%
Construction	-	-	-	-	0.000%
Total real estate	1,017	-	1,656	2,673	0.099%
Commercial & industrial	-	-	-	-	0.000%
Agricultural	43	-	-	43	0.016%
Commercial leases	-	-	-	-	0.000%
Consumer and other	-	-	-	-	0.000%
Total	$1,060	$-	$1,656	$2,716	0.075%

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company modified four agricultural real estate loans and one agricultural production loan, all related to the same agricultural borrower. Two of the loans had the contractual term extended by six months and three loans had principal and interest deferrals of six months. During the six months ended June 30, 2025, the Company also modified one home equity loan with a 10-year maturity extension and re-amortization.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. There was one loan for $712,000 modified within the last 12 months that had a payment default and was past due during the six months ended June 30, 2026, and one loan for $176,000 modified and past due that had a payment default and was 86 days past due during the six months ended June 30, 2025.

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

Substandard — A substandard loan or lease is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans or leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include inadequate cash flow or collateral support, a project’s lack of marketability, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$91,155	$197,201	$35,903	$95,907	$132,077	$504,142	$333,967	$142,367	$1,532,719
Special mention	-	225	-	-	-	-	-	-	225
Substandard	-	-	-	-	712	-	-	-	712
Total Commercial	$91,155	$197,426	$35,903	$95,907	$132,789	$504,142	$333,967	$142,367	$1,533,656
Commercial
Current-period gross charge-offs	$75	$-	$-	$-	$-	$-	$-	$-	$75

Agricultural
Pass	$11,661	$43,525	$23,671	$33,266	$60,663	$188,784	$267,436	$49,147	$678,153
Special mention	-	3,139	-	-	-	3,032	6,498	-	12,669
Substandard	-	-	-	-	-	-	1,732	-	1,732
Total Agricultural	$11,661	$46,664	$23,671	$33,266	$60,663	$191,816	$275,666	$49,147	$692,554
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$18,285	$34,529	$26,442	$28,311	$48,822	$195,562	$51,498	$341	$403,790
Special mention	-	-	-	-	-	12	-	-	12
Substandard	-	-	-	-	-	-	203	-	203
Total Residential and home equity	$18,285	$34,529	$26,442	$28,311	$48,822	$195,574	$51,701	$341	$404,005
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$-	$-	$-	$-	$1,375	$99,875	$13,900	$115,150
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$-	$-	$1,375	$99,875	$13,900	$115,150
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$121,101	$278,619	$86,016	$157,484	$242,274	$892,907	$761,209	$205,755	$2,745,365

Commercial & industrial
Pass	$14,690	$36,814	$15,288	$22,478	$10,274	$15,995	$380,938	$26,183	$522,660
Special mention	-	-	-	-	26	-	505	4,087	4,618
Substandard	-	-	-	-	-	-	230	-	230
Total Commercial & industrial	$14,690	$36,814	$15,288	$22,478	$10,300	$15,995	$381,673	$30,270	$527,508
Commercial & industrial
Current-period gross charge-offs	$-	$-	$-	$505	$-	$-	$-	$-	$505

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued
	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Agricultural
Pass	$133	$296	$2,662	$1,954	$1,572	$2,722	$236,136	$10,225	$255,700
Special mention	-	-	-	-	24	-	-	43	67
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$133	$296	$2,662	$1,954	$1,596	$2,722	$236,136	$10,268	$255,767
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$11,460	$24,429	$27,264	$63,293	$19,928	$24,451	$-	$-	$170,825
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Commercial leases	$11,460	$24,429	$27,264	$63,293	$19,928	$24,451	$-	$-	$170,825
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$653	$1,012	$272	$416	$181	$838	$809	$-	$4,181
Special mention	-	-	-	-	-	-	-	-	-
Substandard	205	-	-	-	-	6	-	-	211
Total Consumer and other	$858	$1,012	$272	$416	$181	$844	$809	$-	$4,392
Consumer and other
Current-period gross charge-offs	$16	$-	$-	$-	$-	$-	$-	$-	$16
Total net loans and leases
Pass	$148,037	$337,806	$131,502	$245,625	$273,517	$933,869	$1,370,659	$242,163	$3,683,178
Special mention	-	3,364	-	-	50	3,044	7,003	4,130	17,591
Substandard	205	-	-	-	712	6	2,165	-	3,088
Total net loans and leases	$148,242	$341,170	$131,502	$245,625	$274,279	$936,919	$1,379,827	$246,293	$3,703,857
Total current-period gross charge-offs	$91	$-	$-	$505	$-	$-	$-	$-	$596

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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Balance at beginning of the period	$13,300	$15,626
New loans or advances during year	390	495
Effect of changes in composition of related parties	-	(80)
Repayments	(131)	(2,741)
Balance at end of period	$13,559	$13,300

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

The following table presents the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

June 30, 2026
(Dollars in thousands)	Real Estate
Collateral dependent loans and leases
Real estate:
Commercial	$712
Agricultural	4,016
Residential and home equity	-
Construction	-
Total real estate	4,728
Commercial & industrial	-
Agricultural	-
Commercial leases	-
Consumer and other	-
Total gross loans and leases	$4,728

December 31, 2025
(Dollars in thousands)	Real Estate
Collateral dependent loans and leases
Real estate:
Commercial	$7,998
Agricultural	-
Residential and home equity	-
Construction	-
Total real estate	7,998
Commercial & industrial	-
Agricultural	-
Commercial leases	-
Consumer and other	-
Total gross loans and leases	$7,998

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

The following tables present a summary of the activity in the ACL for loan and lease losses and the ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$76,918	$3,300	$80,218	$75,423	$2,690	$78,113
Provision for credit losses	500	-	500	1,290	110	1,400
Charge-offs	(588)	-	(588)	(569)	-	(569)
Recoveries	423	-	423	25	-	25
Net charge-offs	(165)	-	(165)	(544)	-	(544)
Balance at end of period	$77,253	$3,300	$80,553	$76,169	$2,800	$78,969

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$76,375	$3,300	$79,675	$75,283	$2,690	$77,973
Provision for credit losses	1,000	-	1,000	1,590	110	1,700
Charge-offs	(596)	-	(596)	(842)	-	(842)
Recoveries	474	-	474	138	-	138
Net charge-offs	(122)	-	(122)	(704)	-	(704)
Balance at end of period	$77,253	$3,300	$80,553	$76,169	$2,800	$78,969

Changes in the ACL on loans and leases for the periods indicated are as follows:

	For the Three Months Ended June 30, 2026
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$21,935	$1,108	$(75)	$11	$22,979
Agricultural	22,481	451	-	75	23,007
Residential and home equity	7,480	165	-	19	7,664
Construction	2,846	(757)	-	-	2,089
Total real estate	54,742	967	(75)	105	55,739
Commercial & industrial	9,100	(266)	(505)	317	8,646
Agricultural	7,173	(150)	-	-	7,023
Commercial leases	5,682	(64)	-	-	5,618
Consumer and other	221	13	(8)	1	227
Total allowance for credit losses	$76,918	$500	$(588)	$423	$77,253

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3—Loans and Leases—Continued

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,313	$808	$(175)	$-	$20,946
Agricultural	24,077	572	(180)	-	24,469
Residential and home equity	7,479	118	-	2	7,599
Construction	2,648	118	-	-	2,766
Total real estate	54,517	1,616	(355)	2	55,780
Commercial & industrial	7,843	(534)	-	17	7,326
Agricultural	6,417	765	(200)	-	6,982
Commercial leases	6,429	(571)	-	-	5,858
Consumer and other	217	14	(14)	6	223
Total allowance for credit losses	$75,423	$1,290	$(569)	$25	$76,169

	For the Six Months Ended June 30, 2026
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,574	$470	$(75)	$10	$22,979
Agricultural	23,647	(716)	-	76	23,007
Residential and home equity	7,620	1	-	43	7,664
Construction	2,311	(222)	-	-	2,089
Total real estate	56,152	(467)	(75)	129	55,739
Commercial & industrial	7,355	1,467	(505)	329	8,646
Agricultural	6,760	263	-	-	7,023
Commercial leases	5,861	(243)	-	-	5,618
Consumer and other	247	(20)	(16)	16	227
Total allowance for credit losses	$76,375	$1,000	$(596)	$474	$77,253

	For the Six Months Ended June 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,382	$739	$(175)	$-	$20,946
Agricultural	23,615	1,034	(180)	-	24,469
Residential and home equity	7,340	253	-	6	7,599
Construction	3,055	(289)	-	-	2,766
Total real estate	54,392	1,737	(355)	6	55,780
Commercial & industrial	7,791	(356)	(232)	123	7,326
Agricultural	6,725	491	(234)	-	6,982
Commercial leases	6,153	(295)	-	-	5,858
Consumer and other	222	13	(21)	9	223
Total allowance for credit losses	$75,283	$1,590	$(842)	$138	$76,169

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4—Other Real Estate Owned

OREO was $1.0 million at June 30, 2026 compared to zero at December 31, 2025. OREO includes property no longer utilized for business operations and property acquired through foreclosure proceedings.

Note 5—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$342,040	$344,818
Certificates of deposit greater than $250,000	401,001	398,263
Total certificates of deposit	$743,041	$743,081

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2026	$569,958
2027	167,398
2028	3,007
2029	2,084
2030	351
Thereafter	243
Total certificates of deposit	$743,041

Overdrawn deposit balances of $201,000 and $187,000 were classified as consumer loans at June 30, 2026 and December 31, 2025, respectively.

Note 6—Short-term borrowings

As of June 30, 2026 and December 31, 2025, committed lines of credit arrangements totaling $2.1 billion and $2.1 billion, respectively, were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and as of June 30, 2026, had a borrowing capacity and a committed credit line of $938.9 million, which was secured by $1.4 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.00% as of June 30, 2026.

The Company has $1.3 billion in pledged loans with the FRB. As of June 30, 2026, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.1 billion. The borrowing rate was 3.63% as of June 30, 2026.

The Company has an unsecured borrowing capacity from unaffiliated banks of $133.0 million as of June 30, 2026.

There were no outstanding advances on the above borrowing facilities as of June 30, 2026 or December 31, 2025.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Fair Value—Continued

The Company does not record all loans and leases at fair value on a recurring basis. However, from time to time, a loan or lease is considered collateral dependent and an allowance for credit losses is established. Once a loan or lease is identified as collateral dependent, management measures specific reserves in accordance with FASB ASC Topic 326.  The fair value of collateral dependent loans or leases is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and discounted cash flows. Collateral dependent loans and leases not requiring an allowance represent loans and leases for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans and leases. Collateral dependent loans and leases where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. These appraisals may utilize a single valuation approach or a combination of approaches including sales comparison, cost and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation technique used for Level 3 non-recurring collateral dependent loans is primarily the sales comparison approach less estimated selling costs. The Company maintains a list of qualified property appraisers who review appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by credit administration. Unobservable inputs to these measurements, which include estimates and judgments often used in conjunction with appraisals, are not readily quantifiable. These measurements are classified as Level 3.

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

June 30, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$1,828	$-	$1,828	$-	$1,828
Mortgage-backed securities	815,604	-	815,604	-	815,604
Commercial mortgage-backed securities	1,249	-	1,249	-	1,249
Collateralized mortgage obligations	19,846	-	19,846	-	19,846
Municipal securities	69,256	-	69,256	-	69,256
Corporate securities	24,685	-	24,685	-	24,685
Other	310	-	310	-	310
Other equity investments	$3,654	$3,654	$-	$-	$3,654

Fair valued on a non-recurring basis:
Other real estate owned	$-	$-	$-	$1,015	$1,015

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$2,038	$-	$2,038	$-	$2,038
Mortgage-backed securities	826,240	-	826,240	-	826,240
Commercial mortgage-backed securities	1,253	-	1,253	-	1,253
Collateralized mortgage obligations	20,730	-	20,730	-	20,730
Municipal securities	70,845	-	70,845	-	70,845
Corporate securities	29,738	-	29,738	-	29,738
Other	310	-	310	-	310
Other equity investments	$3,256	$3,256	$-	$-	$3,256
Derivatives not designated as hedging instruments	$172	$-	$172	$-	$172

Financial liabilities
Derivatives not designated as hedging instruments	$178	$-	$178	$-	$178

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

June 30, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$278,641	$278,641	$-	$-	$278,641
Held-to-maturity securities, net	696,014	-	518,552	50,092	568,644
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,626,604	-	-	3,638,096	3,638,096

Financial liabilities:
Total deposits	$5,092,963	$-	$5,089,400	$-	$5,089,400
Subordinated debentures	10,310	-	10,600	-	10,600

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$144,864	$144,864	$-	$-	$144,864
Held-to-maturity securities, net	718,191	-	542,161	50,575	592,736
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,572,570	-	-	3,591,336	3,591,336

Financial liabilities:
Total deposits	$4,977,826	$-	$4,975,673	$-	$4,975,673
Subordinated debentures	10,310	-	10,810	-	10,810

Non-marketable securities include FHLB stock, Pacific Coast Bankers’ Bank stock and TIB, National Association stock, which are recorded at cost. Ownership of these stocks is restricted to member banks. Purchases and sales of these securities are at par value with the issuer. The fair value of these investments is equal to the carrying amount.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. Shares are excluded from the computations of diluted earnings per common share when their inclusion has an anti-dilutive effect. For the three and six months ended June 30, 2026, there were no potential common shares that were anti-dilutive.

The following tables present the factors used in the earnings per common share computation for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2026	2025

Net income	$24,732	$23,055

Weighted average common shares outstanding for basic earnings per common share	672,666	697,332
Dilutive potential common shares	6,894	2,520
Shares used in computing diluted earnings per common share	679,560	699,852

Basic earnings per common share	$36.77	$33.06
Diluted earnings per common share	$36.39	$32.94

	Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2026	2025

Net income	$48,803	$46,064

Weighted average common shares outstanding for basic earnings per common share	671,472	698,527
Dilutive potential common shares	11,440	1,575
Shares used in computing diluted earnings per common share	682,912	700,102

Basic earnings per common share	$72.68	$65.94
Diluted earnings per common share	$71.46	$65.80

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9—Employee Benefit Plans

Executive Retirement Plan and Senior Management Retirement Plan

The Company, through the Bank, sponsored an Executive Retirement Plan for certain executive level employees and a Senior Management Retention Plan for other senior level employees (collectively the “Plans”). Effective November 29, 2024, all components of the Plans were terminated and frozen and no subsequent contributions were made to the Plans. On December 10, 2025, the account balances of the Plans were liquidated and paid out to eligible participants.

The Company incurred no expense for the Plans during the six months ended June 30, 2026 and 2025 due to the termination of the Plans. The Company’s carrying value of the liability under the Plans for certain participants with different liquidation payout provisions was $2.4 million as of June 30, 2026 and $2.2 million as of December 31, 2025, which is included in interest payable and other liabilities on the balance sheet.  The Company’s shares of stock held as investments in the Rabbi Trust of the Plans as of June 30, 2026 and December 31, 2025 totaled 1,014 and 1,073 shares with a historical cost basis of $1.0 million and $1.1 million, respectively. All amounts were fully funded into the Rabbi Trust as of June 30, 2026 and December 31, 2025. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on the Plans’ investments were $1.6 million at June 30, 2025. Balances in non-qualified deferred compensation plans may be invested in financial instruments the market value of which fluctuates based upon trends in interest rates and stock prices.

Note 10—Stock-Based Compensation

Restricted Stock Award Plan

On November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares of Company common stock to directors and employees of the Company and its subsidiaries and affiliates, and an annual increase on the first day of each fiscal year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the plan, equal to (a) two and one-half percent (2.5%) of all outstanding shares on the last day of the immediately preceding fiscal year or (b) any lesser amount that the Personnel Committee sets for the purpose of that fiscal year. Pursuant to the 2.5% evergreen provision described above, the total number of shares, of Company common stock available to be issued under the 2025 Plan increased by 17,448 shares to 97,448 as of January 1, 2026. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock award at the grant date is determined using a volume weighted average price over a 30-day period as of the grant date. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards are comprised of a one-year award for directors and two-year, three-year and four-year awards for employees depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 71,500 at June 30, 2026; included in the number is 1,616 shares forfeited during 2026 and available for future awards under the 2025 Plan. The unvested restricted shares generally have voting rights and dividend rights; however, the dividends are paid to the holder only when the restricted shares vest. Dividends on forfeited restricted shares are also forfeited.

The Company had 19,312 and 30,818 unvested restricted shares outstanding as of June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the Company recognized $6.6 million in compensation cost related to shares granted under the 2025 Plan and $5.2 million for the six months ended June 30, 2025. As of June 30, 2026, there was $14.5 million of total unrecognized compensation cost related to unvested shares granted under the 2025 Plan and $23.9 million for the six months ended June 30, 2025. The remaining cost is expected to be recognized over a weighted-average period of 1.10 years.

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

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$-	$-	$8,715	$172
Total included in other assets		$-		$172

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$-	$-	$8,715	$178
Total included in other liabilities		$-		$178

	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$8	$(2)	$6	$(12)
Total		$8	$(2)	$6	$(12)

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

(Dollars in thousands)	June 30, 2026	December 31, 2025

Commitments to extend credit, including unsecured commitments of $21,566 and $20,995 as of June 30, 2026 and December 31, 2025, respectively	$1,112,922	$1,049,468
Stand-by letters of credit, including unsecured commitments of $5,579 and $5,248 as of June 30, 2026 and December 31, 2025, respectively	21,238	19,250

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $3.3 million at June 30, 2026 and December 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12—Commitments and Contingencies—Continued

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at June 30, 2026 had maturity dates ranging from 1 to 45 months with a final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low-income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At June 30, 2026 and December 31, 2025, the balance of the investments in LIHTC was $42.9 million and $45.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $12.9 million and $16.8 million at June 30, 2026 and December 31, 2025, respectively. These balances are reflected in the interest payable and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2044. Additionally, during the six months ended June 30, 2026 and 2025, the Company recognized tax credits from its investments in LIHTC of $2.9 million and $2.6 million, respectively.

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

Note 13—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

Overview

Farmers & Merchants Bancorp (the “Company” or “FMCB”) is a Delaware registered bank holding company organized in 1999. As a registered bank holding company, FMCB is subject to regulation, supervision, and examination by the Federal Reserve and by the California Department of Financial Protection and Innovation (“DFPI”). The Company’s principal business is to serve as a holding company for Farmers & Merchants Bank of Central California (the “Bank” or “F&M Bank”) and for other banking or banking related subsidiaries, which the Company may establish or acquire. Over 110 years ago, August 1, 1916, marked the first day of business for Farmers & Merchants Bank, later renamed Farmers & Merchants Bank of Central California. The Bank was incorporated under the laws of the State of California and licensed as a state-chartered bank. The Bank’s first venture out of Lodi occurred when the Galt office opened in 1948. Since then, the Bank has opened full-service branches in Linden, Manteca, Riverbank, Modesto, Sacramento, Elk Grove, Turlock, Hilmar, Stockton, Merced, Walnut Creek, Concord, Rio Vista,  Walnut Grove, Oakland, Napa, and Danville. As a legal entity separate and distinct from its subsidiary, the Company’s principal source of funds is, and will continue to be, dividends paid by and other funds received from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

The Company’s outstanding common stock as of June 30, 2026, consisted of 691,944 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of June 30, 2026. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

Tangible Common Equity Ratio and	June 30,	December 31,	June 30,
Tangible Book Value Per Common Share	2026	2025	2025
(Dollars in thousands, except share and per share amounts)
Shareholders’ equity	$679,017	$645,514	$618,532
Less: Intangible assets	12,105	12,348	12,609
Tangible common equity	$666,912	$633,166	$605,923

Total assets	$5,835,459	$5,690,110	$5,478,773
Less: Intangible assets	12,105	12,348	12,609
Tangible assets	$5,823,354	$5,677,762	$5,466,164

Tangible common equity ratio(1)	11.45%	11.15%	11.08%
Book value per common share(2)	$981.32	$924.93	$852.72
Tangible book value per common share(3)	$963.82	$907.24	$835.33
Common shares outstanding	691,944	697,904	725,367

(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three- and six-month periods ended June 30, 2026 and 2025 and the material changes in financial condition, operating income, and expense of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2025, and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share amounts)	2026	2025	2026	2025
Earnings Summary:
Interest income	$72,478	$70,061	$144,188	$137,199
Interest expense	15,128	16,193	29,935	30,190
Net interest income	57,350	53,868	114,253	107,009
Provision for credit losses	500	1,400	1,000	1,700
Non-interest income	5,036	5,519	10,195	10,540
Non-interest expense	28,140	26,651	57,318	52,160
Income before taxes	33,746	31,336	66,130	63,689
Income tax expense	9,014	8,281	17,327	17,625
Net Income	$24,732	$23,055	$48,803	$46,064

Per Common Share Data:
Basic earnings per common share	$36.77	$33.06	$72.68	$65.94
Diluted earnings per common share	$36.39	$32.94	$71.46	$65.80
Book value per common share	$981.32	$852.72	$981.32	$852.72
Tangible book value per common share(1)	$963.82	$835.33	$963.82	$835.33

Performance Ratios:
Return on average assets	1.71%	1.65%	1.70%	1.67%
Return on average equity	14.84%	15.09%	14.75%	15.37%
Net interest margin (tax equivalent)	4.20%	4.07%	4.22%	4.13%
Yield on average loans and leases (tax equivalent)	6.11%	6.08%	6.10%	6.07%
Cost of average total deposits	1.19%	1.31%	1.19%	1.25%
Efficiency ratio	45.11%	44.88%	46.06%	44.37%
Loan-to-deposit ratio	73.07%	76.38%	73.07%	76.38%
Percentage of checking deposits to total deposits	48.89%	49.23%	48.89%	49.23%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	14.56%	13.88%	14.56%	13.88%
Tier 1 capital to risk-weighted assets	14.78%	14.10%	14.78%	14.10%
Risk-based capital to risk-weighted assets	16.04%	15.36%	16.04%	15.36%
Tier 1 leverage capital ratio	11.68%	11.18%	11.68%	11.18%
Tangible common equity ratio(1)	11.45%	11.08%	11.45%	11.08%
(1)  See “Non-GAAP Measurements”

Average Balance and Yields
The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$201,313	$1,845	3.68%	$377,508	$4,186	4.45%
Investment securities:(1)
Taxable securities	1,579,879	13,438	3.40%	1,248,191	10,070	3.23%
Non-taxable securities(2)	62,700	1,825	11.64%	67,778	807	4.76%
Total investment securities	1,642,579	15,263	3.72%	1,315,969	10,877	3.31%
Loans:(3)
Real estate:
Commercial	1,520,803	21,837	5.76%	1,380,327	18,744	5.45%
Agricultural	689,736	9,743	5.67%	731,987	10,401	5.70%
Residential and home equity	403,275	5,196	5.17%	397,304	4,944	4.99%
Construction	125,249	2,226	7.13%	180,327	3,130	6.96%
Total real estate	2,739,063	39,002	5.71%	2,689,945	37,219	5.55%
Commercial & industrial	485,527	8,708	7.19%	491,802	9,220	7.52%
Agricultural	261,967	4,841	7.41%	261,834	5,201	7.97%
Commercial leases	165,919	3,081	7.45%	170,246	3,108	7.32%
Consumer and other	4,655	75	6.46%	5,202	91	7.02%
Total loans and leases	3,657,131	55,707	6.11%	3,619,029	54,839	6.08%
Non-marketable securities	15,549	26	0.67%	15,549	318	8.20%
Total interest earning assets	5,516,572	72,841	5.30%	5,328,055	70,220	5.29%
Allowance for credit losses	(77,350)			(76,273)
Non-interest earning assets	339,287			352,747
Total average assets	$5,778,509			$5,604,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$803,510	$661	0.33%	$977,831	$3,031	1.24%
Savings and money market accounts	1,894,375	8,452	1.79%	1,725,194	7,423	1.73%
Certificates of deposit greater than $250,000	441,696	3,529	3.20%	379,973	3,270	3.45%
Certificates of deposit equal to or less than $250,000	343,697	2,309	2.69%	324,743	2,275	2.81%
Total interest bearing deposits	3,483,278	14,951	1.72%	3,407,741	15,999	1.88%
Subordinated debentures	10,310	177	6.89%	10,310	194	7.55%
Total interest bearing liabilities	3,493,588	15,128	1.74%	3,418,051	16,193	1.90%
Non-interest bearing deposits	1,559,453			1,481,260
Total funding	5,053,041	15,128	1.20%	4,899,311	16,193	1.33%
Other non-interest bearing liabilities	58,634			94,251
Shareholders’ equity	666,834			610,967
Total average liabilities and shareholders’ equity	$5,778,509			$5,604,529

Net interest income and margin(4)		$57,713	4.20%		$54,027	4.07%
Interest rate spread			3.56%			3.39%
Tax equivalent adjustment		(363)			(159)
Net interest income		$57,350	4.17%		$53,868	4.06%

(1)Excludes average unrealized losses of $14.6 million and $21.5 million for the three months ended June 30, 2026, and 2025, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $2.5 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$173,824	$3,129	3.63%	$307,679	$6,827	4.47%
Investment securities:(1)
Taxable securities	1,586,018	26,924	3.40%	1,232,261	19,534	3.17%
Non-taxable securities(2)	62,755	3,648	11.62%	67,175	1,592	4.74%
Total investment securities	1,648,773	30,572	3.71%	1,299,436	21,126	3.25%
Loans:(3)
Real estate:
Commercial	1,504,587	42,414	5.68%	1,365,051	36,550	5.40%
Agricultural	690,309	19,540	5.71%	734,902	21,386	5.87%
Residential and home equity	403,490	10,322	5.16%	397,995	9,775	4.95%
Construction	127,266	4,492	7.12%	182,219	6,152	6.81%
Total real estate	2,725,652	76,768	5.68%	2,680,167	73,863	5.56%
Commercial & industrial	493,027	17,489	7.15%	493,260	18,090	7.40%
Agricultural	260,651	9,772	7.56%	265,037	10,465	7.96%
Commercial leases	167,706	6,206	7.46%	172,035	6,280	7.36%
Consumer and other	4,985	154	6.23%	5,125	176	6.93%
Total loans and leases	3,652,021	110,389	6.10%	3,615,624	108,874	6.07%
Non-marketable securities	15,549	824	10.69%	15,549	686	8.90%
Total interest earning assets	5,490,167	144,914	5.32%	5,238,288	137,513	5.29%
Allowance for credit losses	(77,090)			(76,072)
Non-interest earning assets	342,034			349,250
Total average assets	$5,755,111			$5,511,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand	$795,561	$1,228	0.31%	$917,085	$3,572	0.79%
Savings and money market accounts	1,887,885	16,762	1.79%	1,693,889	14,756	1.76%
Certificates of deposit greater than $250,000	429,742	6,918	3.25%	383,185	6,788	3.57%
Certificates of deposit equal to or less than $250,000	343,379	4,674	2.74%	326,255	4,688	2.90%
Total interest bearing deposits	3,456,567	29,582	1.73%	3,320,414	29,804	1.81%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	353	6.90%	10,310	386	7.55%
Total interest bearing liabilities	3,466,878	29,935	1.74%	3,330,725	30,190	1.83%
Non-interest bearing deposits	1,568,916			1,489,725
Total funding	5,035,794	29,935	1.20%	4,820,450	30,190	1.26%
Other non-interest bearing liabilities	57,783			91,592
Shareholders’ equity	661,534			599,424
Total average liabilities and shareholders’ equity	$5,755,111			$5,511,466

Net interest income and margin(4)		$114,979	4.22%		$107,323	4.13%
Interest rate spread			3.58%			3.47%
Tax equivalent adjustment		(726)			(314)
Net interest income		$114,253	4.20%		$107,009	4.12%

(1)Excludes average unrealized losses of $8.3 million and $22.3 million for the six months ended June 30, 2026, and 2025, respectively, which are included in non-interest earning assets.
(2)Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3)Loan interest income includes loan fees of $4.7 million and $3.5 million for the six months ended June 30, 2026 and 2025,   respectively.
(4)Net interest margin is computed by dividing net interest income by average interest earning assets.

Second Quarter 2026 vs. Second Quarter 2025
Interest bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 3.68% and 4.45% for the second quarter of 2026 and 2025, respectively. The decrease was primarily the result of the Federal Open Market Committee (“FOMC”) decreasing rates by 75 basis points from September 2025 to December 2025. Average interest-bearing deposits with banks was $201.3 million and $377.5 million for the quarter ended June 30, 2026 and 2025, respectively. Interest income on interest bearing deposits with banks was $1.8 million and $4.2 million for the quarter ended June 30, 2026 and 2025, respectively.

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

Average total investment securities were $1.6 billion and $1.3 billion for the quarter ended June 30, 2026 and 2025, respectively. The average tax equivalent yield on total investment securities was 3.72% and 3.31% for the quarter ended June 30, 2026 and 2025, respectively. The increase in the yield reflects the increase in yields on purchases in 2025 and during the quarter ended June 30, 2026.

Average loans and leases held for investment were $3.7 billion and $3.6 billion for the quarter ended June 30, 2026 and 2025, respectively. The average yield on the loan and lease portfolio was 6.11% and 6.08% for the quarter ended June 30, 2026 and 2025, respectively.

Average interest-bearing deposits were $3.5 billion and $3.4 billion for the quarter ended June 30, 2026 and 2025, respectively. The average rate paid on interest bearing deposits was 1.72% and 1.88% for the quarter ended June 30, 2026 and 2025, respectively. Total interest expense on interest bearing deposits was $15.0 million and $16.0 million for the quarter ended June 30, 2026 and 2025, respectively, with the decrease driven by decreases in short-term market interest rates from September 2025 to December 2025. The average rate paid on total funding costs was 1.20% and 1.33% for the quarter ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 3.63% and 4.47% for the first six months of 2026 and 2025, respectively. The decrease was primarily the result of the FOMC decreasing rates by 75 basis points from September 2025 to December 2025. Average interest-bearing deposits with banks was $173.8 million and $307.7 million for the six months ended June 30, 2026 and 2025, respectively. Interest income on interest bearing deposits with banks was $3.1 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.

Average total investment securities were $1.6 billion and $1.3 billion for the six months ended June 30, 2026 and 2025, respectively. The average tax equivalent yield on total investment securities was 3.71% and 3.25% for the six months ended June 30, 2026 and 2025, respectively. The increase in the yield reflects the increase in yields on purchases in 2025 and during the six months ended June 30, 2026.

Average loans and leases held for investment were $3.7 billion and $3.6 billion for the six months ended June 30, 2026 and 2025, respectively. The average yield on the loan and lease portfolio was 6.10% and 6.07% for the six months ended June 30, 2026 and 2025, respectively.

Average interest-bearing deposits were $3.5 billion and $3.3 billion for the six months ended June 30, 2026 and 2025, respectively. The average rate paid on interest bearing deposits was 1.73% and 1.81% for the six months ended June 30, 2026 and 2025, respectively, with the decrease driven by decreases in short-term market interest rates from September 2025 to December 2025. Total interest expense on interest bearing deposits was $29.6 million and $29.8 million for the six months ended June 30, 2026 and 2025, respectively. The average rate paid on total funding costs was 1.20% and 1.26% for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30, 2026 compared with 2025			Six Months Ended June 30, 2026 compared with 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(1,707)	$(634)	$(2,341)	$(2,579)	$(1,119)	$(3,698)
Investment securities:
Taxable securities	2,797	571	3,368	5,927	1,463	7,390
Non-taxable securities	(65)	1,082	1,017	(111)	2,167	2,056
Total investment securities	2,732	1,653	4,385	5,816	3,630	9,446
Loans:
Real estate:
Commercial	1,978	1,115	3,093	3,866	1,998	5,864
Agricultural	(597)	(61)	(658)	(1,273)	(573)	(1,846)
Residential and home equity	75	177	252	136	411	547
Construction	(978)	74	(904)	(1,933)	273	(1,660)
Total real estate	478	1,305	1,783	796	2,109	2,905
Commercial & industrial	(116)	(396)	(512)	(9)	(592)	(601)
Agricultural	3	(363)	(360)	(171)	(522)	(693)
Commercial leases	(80)	53	(27)	(160)	86	(74)
Consumer and other	(9)	(7)	(16)	(5)	(17)	(22)
Total loans and leases	276	592	868	451	1,064	1,515
Non-marketable securities	-	(292)	(292)	-	138	138
Total interest income	1,301	1,319	2,620	3,688	3,713	7,401

Interest expense:
Interest bearing deposits:
Demand	(463)	(1,907)	(2,370)	(422)	(1,922)	(2,344)
Savings and money market accounts	747	282	1,029	1,718	288	2,006
Certificates of deposit greater than $250,000	506	(247)	259	788	(658)	130
Certificates of deposit equal to or less than $250,000	130	(96)	34	242	(256)	(14)
Total interest bearing deposits	920	(1,968)	(1,048)	2,326	(2,548)	(222)

Subordinated debentures	-	(17)	(17)	-	(33)	(33)
Total interest expense	920	(1,985)	(1,065)	2,326	(2,581)	(255)
Net interest income	$381	$3,304	$3,685	$1,362	$6,294	$7,656

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended				Six Months Ended
	June 30,		$ Better /	% Better /	June 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$72,478	$70,061	$2,417	3.45%	$144,188	$137,199	$6,989	5.09%
Interest expense	15,128	16,193	1,065	6.58%	29,935	30,190	255	0.84%
Net interest income	57,350	53,868	3,482	6.46%	114,253	107,009	7,244	6.77%
Provision for credit losses	500	1,400	900	64.29%	1,000	1,700	700	41.18%
Net interest income after provision for credit losses	56,850	52,468	4,382	8.35%	113,253	105,309	7,944	7.54%
Non-interest income	5,036	5,519	(483)	(8.75%)	10,195	10,540	(345)	(3.27%)
Non-interest expense	28,140	26,651	(1,489)	(5.59%)	57,318	52,160	(5,158)	(9.89%)
Income before income tax expense	33,746	31,336	2,410	7.69%	66,130	63,689	2,441	3.83%
Income tax expense	9,014	8,281	(733)	(8.85%)	17,327	17,625	298	1.69%
Net income	$24,732	$23,055	$1,677	7.27%	$48,803	$46,064	$2,739	5.95%

For the three and six months ended June 30, 2026 and 2025, net income was $24.7 million and $48.8 million, respectively, compared with $23.1 million and $46.1 million for the same periods a year ago. For the three months ended June 30, 2026, the increase in net income was primarily the result of higher net interest income of $3.5 million partially offset by an increase in non-interest expense of $1.5 million and a $0.5 million decrease in non-interest income during the second quarter of 2026 compared to the same period in the prior year.

For the six months ended June 30, 2026, the increase in net income was primarily the result of higher net interest income of $7.2 million and a decrease of $0.7 million in the provision for credit losses offset by a $5.2 million increase in non-interest expense during the six months ended June 30, 2026, compared to the same period in 2025.

Net Interest Income and Net Interest Margin
For the quarters ended June 30, 2026 and 2025, net interest income was $57.4 million compared with $53.9 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 13 basis points to 4.20% compared with 4.07% for the same period a year earlier. The increase in the net interest margin was primarily the result of the increase in investment securities income of $4.4 million as the average balance increased $326.6 million compared to the second quarter of 2025. The investment securities yield during the second quarter of 2026 increased 41 basis points from 3.31% to 3.72% compared to the second quarter of 2025. The loan yield increased 3 basis points from 6.08% to 6.11% compared to the second quarter of 2025. The yield on interest-bearing deposits decreased 16 basis points from 1.88% to 1.72% compared to the second quarter of 2025. The cost of average total deposits decreased 12 basis points from 1.31% to 1.19% compared to the second quarter of 2025.

For the six months ended June 30, 2026 and 2025, net interest income was $114.3 million compared with $107.0 million, respectively. The increase is primarily the result of the net interest margin (tax equivalent basis) increasing 9 basis points to 4.22% compared with 4.13% for the same period a year earlier. The increase in the net interest margin was primarily the result of the 46 basis point increase in the investment securities yield from 3.25% to 3.71% compared to the first six months of 2025, and average balances of the investment portfolio increased $349.3 million compared to the six months ended June 30, 2025. The loan yield increased 3 basis points from 6.07% to 6.10% compared to the first six months of 2025. The deposit yield decreased 8 basis points from 1.81% to 1.73% compared to the first six months of 2025 and the average balance of interest bearing deposits increased $136.2 million compared to the same period in 2025.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.

Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $0.5 million provision for credit losses during the three months ended June 30, 2026 compared to a $1.4 million provision for credit losses during the three months ended June 30, 2025. Net charge-offs during the three months ended June 30, 2026 were $165,000 compared to $544,000 for the same period a year earlier.

The Company recorded a $1.0 million provision for credit losses during the first half of 2026 compared to a $1.7 million provision for credit losses during the first half of 2025. Net charge-offs during the first half of 2026 were $122,000 compared to $704,000 in the first half of 2025.

Non-interest Income

	Three Months Ended				Six Months Ended
	June 30,		$ Better /	% Better /	June 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Non-interest Income:
Card processing	$1,888	$1,789	$99	5.53%	$3,622	$3,456	$166	4.80%
Service charges on deposit accounts	793	744	49	6.59%	1,612	1,516	96	6.33%
Increase in cash surrender value of BOLI	662	627	35	5.58%	1,300	1,230	70	5.69%
Net gain on sale of securities available-for-sale	45	-	45	NM	45	-	45	NM
Net gain on deferred compensation benefits	-	764	(764)	N/A	-	1,597	(1,597)	N/A
Other	1,648	1,595	53	3.32%	3,616	2,741	875	31.92%
Total non-interest income	$5,036	$5,519	$(483)	(8.75%)	$10,195	$10,540	$(345)	(3.27%)

Non-interest income decreased $0.5 million, or 8.75%, to $5.0 million for the quarter ended June 30, 2026, compared with $5.5 million for the same period a year earlier. The decrease was the result of a decrease in the net gain on deferred compensation of $0.8 million as the deferred compensation plan was distributed in December 2025. Excluding this item, non-interest income increased $0.3 million during the quarter ended June 30, 2026 compared to 2025.

Non-interest income decreased $0.3 million, or 3.27%, to $10.2 million for the six months ended June 30, 2026, compared with $10.5 million for the same period of 2025. The decrease was the result of a decrease in the net gain on deferred compensation of $1.6 million as the deferred compensation plan was distributed in December 2025. Excluding this item, non-interest income increased $1.3 million for the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily due to an increase in other non-interest income of $0.9 million which included a net gain on equity investments of $435,000 and a gain on the sale of other real estate owned of $340,000.

The Company’s deferred compensation plans were terminated and frozen effective November 29, 2024, and all of the components of the plans were liquidated and paid out to eligible participants on December 10, 2025. The Company recorded net gains on deferred compensation plan investments of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, due to market value changes in the underlying assets and increases in interest and dividends. See Note 12, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Three Months Ended				Six Months Ended
	June 30,		$ Better /	% Better /	June 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Non-interest Expense:
Salaries and employee benefits	$19,220	$18,432	$(788)	(4.28%)	$39,653	$35,576	$(4,077)	(11.46%)
Data processing	1,798	1,784	(14)	(0.78%)	3,662	3,422	(240)	(7.01%)
Occupancy	1,318	1,293	(25)	(1.93%)	2,561	2,595	34	1.31%
Deposit insurance	837	750	(87)	(11.60%)	1,677	1,498	(179)	(11.95%)
Professional services	1,596	694	(902)	(129.97%)	2,735	1,616	(1,119)	(69.25%)
Marketing	412	452	40	8.85%	990	919	(71)	(7.73%)
Net gain on deferred compensation benefits	-	764	764	N/A	-	1,597	1,597	N/A
Other	2,959	2,482	(477)	(19.22%)	6,040	4,937	(1,103)	(22.34%)
Total non-interest expense	$28,140	$26,651	$(1,489)	(5.59%)	$57,318	$52,160	$(5,158)	(9.89%)

Non-interest expense increased $1.5 million, or 5.59%, to $28.1 million for the quarter ended June 30, 2026, compared with $26.7 million for the same period a year ago. This increase was primarily due to an increase of $0.9 million in non-recurring professional service fees and a $0.8 million increase in salaries and employee benefits.

Non-interest expense increased $5.2 million, or 9.89%, to $57.3 million for the six months ended June 30, 2026 compared with $52.2 million for the same period a year ago. This increase was primarily due to a $4.1 million increase in salaries and employee benefits which included annual salary increases, an increase in payroll taxes, and six months of stock compensation expense in 2026 versus five months in 2025 since the first restricted stock awards were issued in February 2025. Professional services increased $1.1 million due to higher legal and consulting services most of which were related to non-recurring corporate activities.

The Company recorded net gains on deferred compensation plan investments of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, due to market value changes in the underlying assets and increases in interest and dividends. See Note 12 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three and six months ended June 30, 2026, income tax expense was $9.0 million and $17.3 million, respectively, compared to $8.3 million and $17.6 million for the same periods a year ago. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 26.71% and 26.20%, respectively, compared to 26.43% and 27.67% for the same periods in 2025. The Company’s effective tax rate can fluctuate from quarter to quarter due primarily to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low-income housing tax credit investments (“LIHTC”) and tax-exempt interest income on municipal securities and loans.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2022 through 2025 federal tax years and the 2021 through 2025 state tax years remain subject to selection for examination as of June 30, 2026. As previously disclosed, the IRS conducted an examination of the Company's 2023 tax return. On August 4, 2026, the Company was notified that the IRS has completed their examination report with no adjustments to the tax returns examined.

Balance Sheet Analysis

Total assets were $5.8 billion at June 30, 2026, compared with $5.7 billion at December 31, 2025, an increase of $145.3 million, or 2.55%. Total cash and cash equivalents increased $133.8 million from $144.9 million as of December 31, 2025 to $278.6 million as of June 30, 2026. The net investment portfolio decreased by $40.6 million, or 2.43%, to $1.6 billion at June 30, 2026, compared to $1.7 billion at December 31, 2025. Total loans and leases held for investment were $3.70 billion at June 30, 2026, compared with $3.65 billion at December 31, 2025, an increase of $54.9 million, or 1.50%. Total deposits were $5.1 billion at June 30, 2026, compared with $5.0 billion at December 31, 2025, an increase of $115.1 million, or 2.31%. The Company’s loan to deposit ratio was 73.07% and 73.67% as of June 30, 2026 and December 31, 2025, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest-bearing deposits with banks and overnight investments in Federal Reserve balances. Interest-bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $186.0 million at June 30, 2026 and $84.2 million at December 31, 2025. The increase in cash was primarily due to the increase in deposits of $115.1 million. The Company’s total cash and cash equivalents as of June 30, 2026 represented 4.8% of the Company’s total assets as compared to 2.6% of total assets as of December 31, 2025.
Investment Securities

The Company’s net investment portfolio decreased by $40.6 million, or 2.43%, to $1.63 billion at June 30, 2026, compared to $1.67 billion at December 31, 2025. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company’s total investment portfolio as of June 30, 2026 represented 27.92% of the Company’s total assets as compared to 29.35% of total assets at December 31, 2025.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities
U.S. Government-sponsored securities	$1,828	$2,038
Mortgage-backed securities(1)	815,604	826,240
Commercial mortgage-backed securities(1)	1,249	1,253
Collateralized mortgage obligations(1)	19,846	20,730
Municipal securities	69,256	70,845
Corporate securities	24,685	29,738
Other	310	310
Total available-for-sale securities	$932,778	$951,154

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Held-to-maturity securities
Mortgage-backed securities(1)	$567,079	$586,001
Collateralized mortgage obligations(1)	59,669	62,476
Municipal securities	69,716	70,164
Total held-to-maturity securities	$696,464	$718,641
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$696,014	$718,191

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of June 30, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$34	5.65%	$347	5.43%	$1,447	4.48%	$1,828	4.68%
Mortgage-backed securities(1)	231	2.26%	798	2.94%	2,140	4.11%	812,435	4.78%	815,604	4.77%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,249	5.80%	1,249	5.80%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	12,620	4.42%	7,226	5.12%	19,846	4.67%
Municipal securities	-	0.00%	-	0.00%	35,955	4.72%	33,301	4.69%	69,256	4.71%
Corporate securities	5,012	4.31%	19,673	4.48%	-	0.00%	-	0.00%	24,685	4.45%
Other	310	6.88%	-	0.00%	-	0.00%	-	0.00%	310	6.88%
Total securities available-for-sale	$5,553	4.37%	$20,505	4.43%	$51,062	4.63%	$855,658	4.78%	$932,778	4.76%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of June 30, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$93	2.29%	$4,933	1.67%	$562,053	1.91%	$567,079	1.91%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	59,669	1.76%	59,669	1.76%
Municipal securities	2,609	3.42%	18,023	3.79%	12,916	2.38%	36,168	2.78%	69,716	2.99%
Total securities held-to-maturity	$2,609	3.42%	$18,116	3.78%	$17,849	2.18%	$657,890	1.94%	$696,464	2.00%

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

The Company’s loan and lease portfolio at June 30, 2026 totaled $3.7 billion, an increase of $54.9 million, or 1.50%, from December 31, 2025, primarily due to increased lending activity in our commercial real estate and commercial and industrial portfolios.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,541,826	41.43%	$1,480,906	40.37%
Agricultural	692,554	18.61%	705,668	19.24%
Residential and home equity	404,005	10.85%	405,080	11.05%
Construction	115,150	3.10%	128,179	3.50%
Total real estate	2,753,535	73.99%	2,719,833	74.16%
Commercial & industrial	527,508	14.18%	497,700	13.57%
Agricultural	255,767	6.87%	264,117	7.20%
Commercial leases	180,223	4.84%	181,004	4.94%
Consumer and other	4,392	0.12%	4,671	0.13%
Total gross loans and leases	$3,721,425	100.00%	$3,667,325	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at June 30, 2026.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$131,180	$706,393	$676,702	$27,551	$1,541,826
Agricultural	43,993	191,814	425,603	31,144	692,554
Residential and home equity	195	6,087	123,289	274,434	404,005
Construction	85,470	29,680	-	-	115,150
Total real estate	260,838	933,974	1,225,594	333,129	2,753,535
Commercial & industrial	186,427	264,776	67,880	8,425	527,508
Agricultural	168,952	77,192	9,623	-	255,767
Commercial leases	2,586	92,566	85,071	-	180,223
Consumer and other	1,249	2,595	104	444	4,392
Total gross loans and leases	$620,052	$1,371,103	$1,388,272	$341,998	$3,721,425
Rate structure for loans and leases
Fixed rate	$169,903	$979,302	$728,832	$182,356	$2,060,393
Adjustable rate	450,149	391,801	659,440	159,642	1,661,032
Total gross loans and leases	$620,052	$1,371,103	$1,388,272	$341,998	$3,721,425

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$712	$750
Agricultural	1,732	-
Residential and home equity	-	-
Construction	-	-
Total real estate	2,444	750
Commercial & industrial	230	-
Agricultural	-	-
Commercial leases	-	-
Consumer and other	-	-
Total non-performing loans and leases	2,674	750
Other real estate owned (“OREO”)	1,015	-
Total non-performing assets	$3,689	$750

Selected ratios:
Non-performing loans to total loans and leases	0.07%	0.02%
Non-performing assets to total assets	0.06%	0.01%

Non-Accrual Loans and Leases – Accrual of interest on loans and leases is generally discontinued when a loan or lease becomes contractually past due by 90 days or more with respect to interest or principal. When loans and leases are 90 days past due, but in management’s judgment are well secured and in the process of collection, they may not be classified as non-accrual. When a loan or lease is placed on non-accrual status, all interest previously accrued but not collected is reversed. Income on such loans and leases is then recognized only to the extent that cash is received and where the future collection of principal is probable. The Company had $2.67 million in non-accrual loans at June 30, 2026, compared to $750,000 in non-accrual loans at December 31, 2025.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported $1.0 million of foreclosed OREO at June 30, 2026 compared to zero at December 31, 2025.

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

The Company modified three loans in the aggregate amount of $4.8 million, during the six months ended June 30, 2026. There was one loan modified within the last twelve months that had a payment default and was past due at June 30, 2026.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Allowance for credit losses:
Balance at beginning of year	$79,675	$77,973
Provision for credit losses:
Allowance for credit losses - loans and leases	1,000	1,590
Allowance for credit losses - unfunded loan commitments	-	110
Total provision for credit losses	1,000	1,700
Charge-offs:
Real estate:
Commercial	(75)	(175)
Agricultural	-	(180)
Residential and home equity	-	-
Construction	-	-
Total real estate	(75)	(355)
Commercial & industrial	(505)	(232)
Agricultural	-	(234)
Commercial leases	-	-
Consumer and other	(16)	(21)
Total charge-offs	(596)	(842)
Recoveries:
Real estate:
Commercial	10	-
Agricultural	76	-
Residential and home equity	43	6
Construction	-	-
Total real estate	129	6
Commercial & industrial	329	123
Agricultural	-	-
Commercial leases	-	-
Consumer and other	16	9
Total recoveries	474	138
Net charge-offs	(122)	(704)
Balance at end of period	$80,553	$78,969

Allowance for credit losses - loans and leases	77,253	76,169
Allowance for credit losses - unfunded loan commitments	3,300	2,800
Total allowance for credit losses	$80,553	$78,969

Selected financial information:
Loans and leases held for investment, net of unearned income	$3,703,857	$3,623,636
Average loans and leases	3,652,021	3,615,624
Non-performing loans and leases	2,674	-
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net charge-offs to average loans and leases	(0.003%)	(0.02%)
Provision for credit losses to average loans and leases	0.03%	0.05%
Allowance for loan and lease losses to loans and leases held for investment	2.08%	2.09%
(1) Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$22,979	41.43%	1.49%	$22,574	40.37%	1.52%
Agricultural	23,007	18.61%	3.32%	23,647	19.24%	3.35%
Residential and home equity	7,664	10.85%	1.90%	7,620	11.05%	1.88%
Construction	2,089	3.10%	1.81%	2,311	3.50%	1.80%
Total real estate	55,739	73.99%	2.02%	56,152	74.16%	2.06%
Commercial & industrial	8,646	14.18%	1.64%	7,355	13.57%	1.48%
Agricultural	7,023	6.87%	2.75%	6,760	7.20%	2.56%
Commercial leases	5,618	4.84%	3.12%	5,861	4.94%	3.24%
Consumer and other	227	0.12%	5.17%	247	0.13%	5.29%
Total allowance for credit losses	$77,253	100.00%	2.08%	$76,375	100.00%	2.08%

Deposits

The following table shows the deposit balances as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Deposits:
Non-interest bearing	$1,596,642	$1,642,119
Interest-bearing:
Demand	893,360	802,352
Savings and money market	1,859,920	1,790,274
Certificates of deposit	743,041	743,081
Total interest-bearing	3,496,321	3,335,707
Total deposits	$5,092,963	$4,977,826

Total deposits were $5.1 billion and $5.0 billion as of June 30, 2026 and December 31, 2025, respectively, an increase of $115.1 million or 2.31%. The increase was primarily due to an increase in interest-bearing demand accounts of $91.0 million or 11.34%, and an increase in savings and money market accounts of $69.6 million or 3.89% from December 31, 2025 to June 30, 2026, respectively. These increases were partially offset by a decrease of $45.5 million or 2.77%, in non-interest bearing demand deposits from December 31, 2025 to June 30, 2026. The increases were primarily from an increase in the number of client accounts and fluctuations in client balances along with shifts from non-interest bearing demand deposits into higher yielding savings and money market accounts. Non-interest bearing deposits were 31.35% and 32.99% of total deposits, at June 30, 2026 and December 31, 2025, respectively.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$795,561	$1,228	0.31%	$917,085	$3,572	0.79%
Savings and money market	1,887,885	16,762	1.79%	1,693,889	14,756	1.76%
Certificates of deposit greater than $250,000	429,742	6,918	3.25%	383,185	6,788	3.57%
Certificates of deposit equal to or less than $250,000	343,379	4,674	2.74%	326,255	4,688	2.90%
Total interest-bearing deposits	3,456,567	29,582	1.73%	3,320,414	29,804	1.81%
Non-interest bearing deposits	1,568,916			1,489,725
Total deposits	$5,025,483	$29,582	1.19%	$4,810,139	$29,804	1.25%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2025 after the Federal Reserve cut interest rates by 75 basis points between September and December 2025. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.19% for the three months ended June 30, 2026, compared with 1.31% for the same period a year ago, and decreased to 1.19% for the six months ended June 30, 2026, compared with 1.25% for the six months ended June 30, 2025.

The following table shows deposits with a balance greater than $250,000 at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Non-Maturity Deposits greater than $250,000	$2,754,304	$2,729,456
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	136,682	137,517
3 months to 6 months	185,528	192,804
6 months to 12 months	77,154	67,313
More than 12 months	1,637	629
Total certificates of deposit greater than $250,000	$401,001	$398,263
Total deposits greater than $250,000	$3,155,305	$3,127,719

Refer to the “Average Balance and Yields” schedules located in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of June 30, 2026 and December 31, 2025 the Bank had $3.0 million of such deposits.

Total estimated uninsured deposits based on the Company’s regulatory reporting amounted to $2.6 billion at June 30, 2026 and December 31, 2025.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at June 30, 2026 or December 31, 2025. There were no Federal Funds purchased or advances from the FRB at June 30, 2026 or December 31, 2025.

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

These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly and the rate was 6.78% at June 30, 2026 (the next reset is September 17, 2026). The average rate paid for these securities was 6.90% for the first half of 2026 and 7.55% for the first half of 2025. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to ensure depositor protection. Shareholders’ equity totaled $679.0 million at June 30, 2026, an increase of $33.5 million, or 5.19%, from $645.5 million at December 31, 2025, due primarily to net income of $48.8 million during the first half of 2026 partially offset by dividends of $7.4 million and an increase in accumulated other comprehensive loss of $8.0 million.

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

As of June 30, 2026, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of June 30, 2026 the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of June 30, 2026 and December 31, 2025.

The Company’s and Bank’s actual and required capital amounts and ratios are as follows:

	June 30, 2026
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$663,714	14.56%	$205,064	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	673,714	14.78%	273,418	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	730,973	16.04%	364,557	8.00%	N/A	N/A
Tier 1 leverage capital ratio	673,714	11.68%	230,746	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$671,521	14.74%	$205,023	4.50%	$296,144	6.50%
Tier 1 capital to risk-weighted assets	671,521	14.74%	273,363	6.00%	364,485	8.00%
Risk-based capital to risk-weighted assets	728,769	16.00%	364,485	8.00%	455,606	10.00%
Tier 1 leverage capital ratio	671,521	11.65%	230,504	4.00%	288,130	5.00%

	December 31, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$620,134	13.81%	$202,001	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	630,134	14.04%	269,334	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	686,542	15.29%	359,112	8.00%	N/A	N/A
Tier 1 leverage capital ratio	630,134	11.00%	229,189	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$627,683	13.99%	$201,969	4.50%	$291,733	6.50%
Tier 1 capital to risk-weighted assets	627,683	13.99%	269,292	6.00%	359,056	8.00%
Risk-based capital to risk-weighted assets	684,082	15.24%	359,056	8.00%	448,820	10.00%
Tier 1 leverage capital ratio	627,683	10.98%	228,755	4.00%	285,944	5.00%

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

During the first six months of 2026, the Company repurchased 240 shares under the Repurchase Plan, for a total of $279,000, inclusive of the excise tax. As of June 30, 2026, there remains $30.0 million authorized for repurchases under the Repurchase Plan.

On August 13, 2025, the Company announced that it changed its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly. On May 11, 2026, the Company declared a quarterly cash dividend of $5.35 per share which was paid on July 1, 2026, to shareholders of record on June 12, 2026.

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

The following table sets forth our off-balance-sheet lending commitments as of June 30, 2026:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,112,922	$508,099	$372,591	$71,931	$160,301
Standby letters of credit	21,238	16,900	3,338	1,000	-
Total off-balance sheet commitments	$1,134,160	$524,999	$375,929	$72,931	$160,301

The Company’s exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer’s creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.3 million at June 30, 2026 and December 31, 2025.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at June 30, 2026 had maturity dates ranging from 1 to 45 months with final expiration in some cases up to April 1, 2030. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $278.6 million, or 4.8% of total assets, as of June 30, 2026. The majority of cash is on deposit with the FRB and amounted to $186.0 million at June 30, 2026. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our ability to pledge for borrowing purposes our held-to-maturity portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low-cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board-level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at June 30, 2026:

(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,065,693	$-	$1,065,693	$1,336,322
Federal Home Loan Bank	938,949	-	938,949	1,213,144
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,137,642	$-	$2,137,642	$2,549,466

We continued our focus on maintaining a strong liquidity position throughout the first six months of 2026, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of June 30, 2026, we had $1.1 billion in internal sources of liquidity comprised of $278.6 million in cash and $864.0 million of unencumbered investment securities, which represented in the aggregate 19.6% of total assets as of such date. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.3 billion at June 30, 2026. Our pledged collateral on short-term borrowing lines is comprised of $2.5 billion in loans and $1.2 million in investment securities held at market value at June 30, 2026. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first six months of 2026 was $73.7 million, driven by net income of $48.8 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $41.2 million during the first six months of 2026, driven by a net increase in purchases in our investment portfolio of $80.7 million, a net increase in loans and leases of $55.0 million and a $13.0 million increase of premises and equipment, offset by $112.2 million in proceeds from maturities, calls, and pay downs of investment securities.

Net cash provided by financing activities totaled $101.3 million in the first six months of 2026, driven by an increase in deposits of $115.1 million, partially offset by $7.3 million in cash dividends paid to shareholders and a restricted stock vesting distribution of $6.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at June 30, 2026 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2025 Form 10-K.

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

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by ALCO. The Company is slightly liability sensitive, as interest-bearing liabilities reprice more quickly than interest-bearing assets. As a result, in rising interest rate scenarios net interest income declines while in falling interest rate scenarios net interest income increases.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of June 30, 2026, our loan and lease portfolio was comprised of 55.37% fixed rate and 44.63% variable rate loans. An additional component of managing our interest rate risk is the use of loan floors when structuring our variable loan products. At loan origination, a loan floor rate, typically equal to or slightly below the initial rate on the loan, is established. This is particularly beneficial in a declining interest rate environment.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at June 30, 2026, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)

+300 bps	(2.0%)	(8.3%)
+200 bps	(1.6%)	(5.2%)
+100 bps	(0.9%)	(1.9%)
0 bps	-	-
-100 bps	0.7%	(0.1%)
-200 bps	0.8%	(2.7%)
-300 bps	1.4%	(7.2%)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-14(b)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report, the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Controls

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)

April 1, 2026 to April 30, 2026	-	$-	-	$30,109
May 1, 2026 to May 31, 2026	59	1,310.00	59	30,031
June 1, 2026 to June 30, 2026	-	-	-	30,031
Total 2nd Quarter 2026	59	$1,310.00	59	$30,031

(1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the three months ended June 30, 2026, there was no excise tax expense.

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

During the first six months of 2026, the Company repurchased 240 shares under the Repurchase Plan, for a total of $279,000, inclusive of the excise tax. As of June 30, 2026, there remains $30.0 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FARMERS & MERCHANTS BANCORP

Date: August 6, 2026	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)