Form 10-Q
period 2026-09-30
FARMERS & MERCHANTS BANCORP
filed 2026-11-06
CIK 1085913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
Yes ☐ No ☒

As of October 31, 2026, the registrant had 697,388 shares of common stock, $0.01 par value per share, outstanding.

FARMERS & MERCHANTS BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

FARMERS & MERCHANTS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$61,353	$60,622
Interest-bearing deposits with banks	110,617	84,242
Total cash and cash equivalents	171,970	144,864
Securities available-for-sale, amortized cost $924,735 and $955,203, respectively	862,460	951,154
Securities held-to-maturity, fair value $527,361 and $592,736, respectively	684,307	718,641
Allowance for credit losses - securities held-to-maturity	(450)	(450)
Total investment securities	1,546,317	1,669,345
Non-marketable securities	15,549	15,549
Loans and leases held for investment, net of unearned income	3,744,343	3,648,945
Allowance for credit losses - loans and leases	(77,321)	(76,375)
Loans held for investment, net	3,667,022	3,572,570
Bank-owned life insurance	78,588	76,614
Premises and equipment, net	67,708	55,847
Deferred income tax assets and income taxes receivable	37,444	38,775
Accrued interest receivable	31,468	29,996
Goodwill	11,183	11,183
Other intangibles	801	1,165
Other assets	71,005	74,202
Total Assets	$5,699,055	$5,690,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,559,117	$1,642,119
Interest-bearing:
Demand	788,195	802,352
Savings and money market	1,869,697	1,790,274
Certificates of deposit	753,008	743,081
Total interest-bearing	3,410,900	3,335,707
Total deposits	4,970,017	4,977,826
Subordinated debentures	10,310	10,310
Interest payable and other liabilities	55,625	56,460
Total Liabilities	5,035,952	5,044,596

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 1,000,000 shares authorized and none issued or outstanding	-	-
Common shares, $0.01 par value, 7,500,000 authorized, 734,127 and 728,560 issued and 698,517 and 697,904 outstanding at September 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	14,245	11,550
Retained earnings	732,160	669,262
Accumulated other comprehensive loss, net of taxes	(44,503)	(3,512)
Treasury stock, at cost; 35,610 shares at September 30, 2026 and 30,656 shares at December 31, 2025	(38,806)	(31,793)
TOTAL SHAREHOLDERS’ EQUITY	663,103	645,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,699,055	$5,690,110

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$57,155	$55,185	$167,544	$164,059
Interest and dividends on investment securities	15,269	12,343	45,939	33,841
Interest on deposits with others	1,207	3,064	4,336	9,891
Total interest income	73,631	70,592	217,819	207,791

Interest expense
Deposits	15,128	14,981	44,710	44,785
Subordinated debentures	179	194	532	580
Total interest expense	15,307	15,175	45,242	45,365
Net interest income	58,324	55,417	172,577	162,426
Provision for credit losses	1,500	700	2,500	2,400
Net interest income after provision for credit losses	56,824	54,717	170,077	160,026
Non-interest income
Card processing	1,891	1,780	5,513	5,236
Service charges on deposit accounts	870	779	2,482	2,295
Increase in cash surrender value of BOLI	673	639	1,973	1,869
Net gain on sale of securities available-for-sale	-	-	45	-
Net gain on deferred compensation benefits	-	1,200	-	2,797
Other	2,817	2,469	6,433	5,210
Total non-interest income	6,251	6,867	16,446	17,407
Non-interest expense
Salaries and employee benefits	25,798	18,912	65,451	54,488
Data processing	1,716	1,764	5,378	5,186
Occupancy	1,357	1,259	3,918	3,854
Deposit insurance	846	719	2,523	2,217
Professional services	2,553	786	5,288	2,402
Marketing	424	478	1,414	1,397
Net gain on deferred compensation benefits	-	1,200	-	2,797
Other	3,140	3,830	9,180	8,767
Total non-interest expense	35,834	28,948	93,152	81,108
INCOME BEFORE INCOME TAXES	27,241	32,636	93,371	96,325
Income tax expense	2,159	8,918	19,486	26,543
NET INCOME	$25,082	$23,718	$73,885	$69,782

Earnings per common share
Basic	$37.21	$34.24	$109.90	$100.18
Diluted	$36.75	$33.92	$108.03	$99.67

Weighted average number of common shares
Basic	673,986	692,727	672,319	696,572
Diluted	682,425	699,211	683,953	700,128

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$25,082	$23,718	$73,885	$69,782
Other comprehensive (loss)/income
Unrealized (losses)/gains on available-for-sale securities	(46,912)	8,722	(58,181)	17,657
Reclassification adjustment for gains on available-for-sale securities	-	-	(45)	-
Amortization of unrecognized gains/(losses) on securities transferred to held-to-maturity	11	(5)	30	(19)
Net unrealized (losses)/gains on securities	(46,901)	8,717	(58,196)	17,638
Income tax benefit/(expense)	13,866	(2,577)	17,205	(5,214)
Other comprehensive (loss)/income, net of tax	(33,035)	6,140	(40,991)	12,424
Total comprehensive (loss)/income	$(7,953)	$29,858	$32,894	$82,206

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2026 and 2025

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares	Treasury Stock	Total
Balance as of June 30, 2026	722,840	$7	$11,856	$710,694	$(11,468)	(30,896)	$(32,072)	$679,017
Net income	-	-	-	25,082	-	-	-	25,082
Other comprehensive loss, net of tax	-	-	-	-	(33,035)	-	-	(33,035)
Issuance of restricted stock awards	15,289	-	-	-	-	-	-	-
Restricted stock surrendered for tax withholdings upon vesting	(4,002)	-	(5,540)	-	-	-	-	(5,540)
Stock based compensation expense	-	-	7,929	-	-	-	-	7,929
Cash dividends declared ($5.60 per share)	-	-	-	(3,616)	-	-	-	(3,616)
Purchase of treasury stock	-	-	-	-	-	(4,714)	(6,734)	(6,734)
Balance as of September 30, 2026	734,127	$7	$14,245	$732,160	$(44,503)	(35,610)	$(38,806)	$663,103

Balance as of June 30, 2025	727,722	$7	$5,192	$628,793	$(13,082)	(2,355)	$(2,378)	$618,532
Net income	-	-	-	23,718	-	-	-	23,718
Other comprehensive income, net of tax	-	-	-	-	6,140	-	-	6,140
Forfeiture of restricted stock awards	(1,416)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	3,009	-	-	-	-	3,009
Cash dividends declared ($5.00 per share)	-	-	-	(3,595)	-	-	-	(3,595)
Repurchase of common stock	(12)	-	-	(12)	-	-	-	(12)
Adjustment common stock excise tax	-	-	-	12	-	-	-	12
Purchase of treasury stock	-	-	-	-	-	(2,528)	(2,552)	(2,552)
Balance as of September 30, 2025	726,294	$7	$8,201	$648,916	$(6,942)	(4,883)	$(4,930)	$645,252

(Dollars in thousands, except share and per share amounts)	Common Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Shares	Treasury Stock	Total
Balance as of December 31, 2025	728,560	$7	$11,550	$669,262	$(3,512)	(30,656)	$(31,793)	$645,514
Net income	-	-	-	73,885	-	-	-	73,885
Other comprehensive loss, net of tax	-	-	-	-	(40,991)	-	-	(40,991)
Issuance of restricted stock awards	16,655	-	-	-	-	-	-	-
Restricted stock surrendered for tax withholdings upon vesting	(9,472)	-	(11,843)	-	-	-	-	(11,843)
Forfeiture of restricted stock awards	(1,616)	-	-	-	-	-	-	-
Stock based compensation expense, net of forfeitures	-	-	14,538	-	-	-	-	14,538
Cash dividends declared ($16.05 per share)	-	-	-	(10,987)	-	-	-	(10,987)
Purchase of treasury stock	-	-	-	-	-	(4,954)	(7,013)	(7,013)
Balance as of September 30, 2026	734,127	$7	$14,245	$732,160	$(44,503)	(35,610)	$(38,806)	$663,103

Balance as of December 31, 2024	699,798	$7	$-	$592,431	$(19,366)	-	$-	$573,072
Net income	-	-	-	69,782	-	-	-	69,782
Other comprehensive income, net of tax	-	-	-	-	12,424	-	-	12,424
Issuance of restricted stock awards	30,818	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	(1,416)	-	-	-	-	-	-	-
Stock based compensation expense	-	-	8,201	-	-	-	-	8,201
Cash dividends declared ($14.30 per share)	-	-	-	(10,364)	-	-	-	(10,364)
Repurchase of common stock	(2,906)	-	-	(2,933)	-	-	-	(2,933)
Purchase of treasury stock	-	-	-	-	-	(4,883)	(4,930)	(4,930)
Balance as of September 30, 2025	726,294	$7	$8,201	$648,916	$(6,942)	(4,883)	$(4,930)	$645,252

See accompanying notes to the unaudited consolidated financial statements.

FARMERS & MERCHANTS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$73,885	$69,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,500	2,400
Depreciation and amortization	2,316	2,311
Net accretion of securities premiums and discounts	(3,156)	(1,083)
Stock based compensation expense, net of forfeitures	14,538	8,201
Increase in cash surrender value of BOLI	(1,973)	(1,869)
Net gain on sale of OREO	(700)	-
Decrease in deferred income taxes, net	14,551	4,010
Realized gain on sale of securities available-for-sale	(45)	-
Net changes in:
Other assets	8,385	(3,152)
Other liabilities	3,840	9,481
Net cash provided by operating activities	114,141	90,081
Cash flows from investing activities:
Net (increase)/decrease in loans and leases held for investment	(102,726)	68,455
Purchase of available-for-sale securities	(78,311)	(426,729)
Purchase of held-to-maturity securities	(5,605)	(8,847)
Proceeds from sales, maturities, calls and pay downs of available-for-sale securities	111,825	39,542
Proceeds from maturities, calls and pay downs of held-to-maturity securities	40,223	43,807
Purchase of premises and equipment	(14,251)	(5,348)
Purchase of other investments	(6,565)	(9,086)
Proceeds from sale of OREO	5,840	-
Proceeds from sale of assets	-	60
Net cash used in investing activities	(49,570)	(298,146)
Cash flows from financing activities:
Net decrease/(increase) in deposits	(7,809)	185,875
Cash dividends paid	(10,800)	(9,943)
Restricted stock vesting distribution	(11,843)	-
Cash used in share repurchase program	-	(2,933)
Purchase of treasury stock	(7,013)	(4,930)
Net cash (used in)/provided by financing activities	(37,465)	168,069
Net change in cash and cash equivalents	27,106	(39,996)
Cash and cash equivalents, beginning of period	144,864	212,563
Cash and cash equivalents, end of period	$171,970	$172,567

Supplemental disclosures of cash flow information
Cash paid for interest	$44,852	$47,495
Income taxes paid	$10	$10,002

Supplemental disclosures of non-cash transactions
Accrued cash dividend on restricted stock	$(187)	$(421)
Net (increase)/decrease in unrealized losses on available-for-sale securities	$(58,226)	$17,657

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

Summary of Significant Accounting Policies

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of September 30, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies and improves the guidance for interim financial reporting by providing a list of required interim disclosures, clarifying the applicability of interim reporting requirements, and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for interim periods within annual periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial presentation.

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities

The amortized cost, fair values, and unrealized gains and losses of the securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized
(Dollars in thousands)		Gains	Losses	Fair Value
As of September 30, 2026
U.S. Government-sponsored securities	$1,778	$4	$5	$1,777
Mortgage-backed securities(1)	810,513	48	56,358	754,203
Commercial mortgage-backed obligations(1)	1,233	-	76	1,157
Collateralized mortgage obligations(1)	20,201	-	1,385	18,816
Municipal securities	66,022	-	4,412	61,610
Corporate securities	24,678	73	164	24,587
Other	310	-	-	310
Total available-for-sale securities	$924,735	$125	$62,400	$862,460

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in thousands)		Gains	Losses
As of December 31, 2025
U.S. Government-sponsored securities	$2,046	$2	$10	$2,038
Mortgage-backed securities(1)	834,820	9,140	17,720	826,240
Commercial mortgage-backed obligations(1)	1,231	22	-	1,253
Collateralized mortgage obligations(1)	21,087	5	362	20,730
Municipal securities	66,142	4,703	-	70,845
Corporate securities	29,567	171	-	29,738
Other	310	-	-	310
Total available-for-sale securities	$955,203	$14,043	$18,092	$951,154

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The book values, estimated fair values, and unrecognized gains and losses of investments classified as held-to-maturity are as follows:

	Amortized Cost	Gross Unrecognized		Fair Value	Allowance for Credit Losses
(Dollars in thousands)		Gains	Losses
As of September 30, 2026
Mortgage-backed securities(1)	$557,424	$-	$142,187	$415,237	-
Collateralized mortgage obligations(1)	58,250	-	12,424	45,826	-
Municipal securities	68,633	56	2,391	66,298	450
Total held-to-maturity securities	$684,307	$56	$157,002	$527,361	450

(1)All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities—Continued

	Amortized Cost	Gross Unrecognized		Fair Value	Allowance for Credit Losses
(Dollars in thousands)		Gains	Losses
As of December 31, 2025
Mortgage-backed securities(1)	$586,001	$88	$115,773	$470,316	-
Collateralized mortgage obligations(1)	62,476	-	10,234	52,242	-
Municipal securities	70,164	1,011	997	70,178	450
Total held-to-maturity securities	$718,641	$1,099	$127,004	$592,736	450

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

The following tables show the gross unrealized losses for available-for-sale securities, for which an allowance for credit losses has not been recorded, that have been in an unrealized loss position for less than 12 months or 12 months or more:

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
U.S. Government-sponsored securities	$50	$-	$714	$5	$764	$5
Mortgage-backed securities(1)	683,552	35,111	59,558	21,247	743,110	56,358
Commerical mortgage-backed securities(1)	1,157	76	-	-	1,157	76
Collateralized mortgage obligations(1)	1,813	72	17,003	1,313	18,816	1,385
Municipal securities	61,610	4,412	-	-	61,610	4,412
Corporate securities	9,614	164	-	-	9,614	164
Total available-for-sale securities	$757,796	$39,835	$77,275	$22,565	$835,071	$62,400

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities—Continued

As of September 30, 2026, the Company held 323 available-for-sale securities of which 197 securities were in an unrealized loss position for less than twelve months and 96 securities were in an unrealized loss position for twelve months or more without an allowance for credit losses. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company does not have the intent to sell and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery at maturity, it has been determined that there is no expected credit loss on these securities. Management evaluates the available-for-sale securities in an unrealized loss position, relying primarily on industry analyst reports and observations of market conditions and interest rate fluctuations.

The following tables present the activity in the allowance for credit losses for held-to-maturity securities by major type:

	September 30, 2026
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

The amortized cost and estimated fair values of investment securities at September 30, 2026 by contractual final maturity are shown in the following table:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities maturing in:
One year or less	$5,401	$5,406	$2,727	$2,703
After one year through five years	20,678	20,556	18,748	18,166
After five years through ten years	51,620	48,600	16,149	15,031
After ten years	847,036	787,898	646,683	491,461
Total	$924,735	$862,460	$684,307	$527,361

Maturities are based on the final contractual payment dates, and do not reflect the impact of contractual monthly principal payments, prepayments or early redemptions that may occur. Expected maturities of mortgage-backed and CMO securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The Company monitors the credit quality of those held-to-maturity securities not issued by the U.S. government or one of its agencies or government sponsored entities, through the use of credit ratings. Credit ratings are reviewed and updated quarterly. Nonrated municipal investments consist primarily of

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Investment Securities—Continued

bonds issued by political subdivisions such as housing authorities and reclamation districts. Nonrated municipal investments are monitored through financial covenants and review of repayment history. As of September 30, 2026, there were no past due principal or interest payments associated with held-to-maturity municipal securities. There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables summarize the amortized cost of held-to-maturity municipal securities by credit rating as of the dates indicated:

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
September 30, 2026

Municipal securities	$17,795	$690	$50,148	$68,633
Total	$17,795	$690	$50,148	$68,633

	Held-to-Maturity
	Amortized Cost
(Dollars in thousands)	AAA/AA/A	BBB/BB/B	Not Rated	Total
December 31, 2025

Municipal securities	$18,562	$935	$50,667	$70,164
Total	$18,562	$935	$50,667	$70,164

Proceeds from sales and calls of investment securities were as follows:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Gross proceeds	$1,424	$925
Gross gains	45	-
Gross losses	-	-

Pledged Securities

At September 30, 2026, investment securities carried at $695.7 million were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) borrowings, and other government agency deposits as required by law. This amount was $673.8 million at December 31, 2025.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases

Loans and leases as of the dates indicated consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loans and leases held for investment, net Real estate:
Commercial	$1,561,785	$1,480,906
Agricultural	691,846	705,668
Residential and home equity	405,457	405,080
Construction	97,595	128,179
Total real estate	2,756,683	2,719,833
Commercial & industrial	562,366	497,700
Agricultural	264,434	264,117
Commercial leases	175,156	181,004
Consumer and other	3,881	4,671
Total gross loans and leases	3,762,520	3,667,325
Unearned income	(18,177)	(18,380)
Total net loans and leases	3,744,343	3,648,945
Allowance for credit losses	(77,321)	(76,375)
Total loans and leases held for investment, net	$3,667,022	$3,572,570

At September 30, 2026, the portion of loans that were approved for pledging as collateral on borrowing lines with the FHLB and the Federal Reserve Bank (“FRB”) were $1.4 billion and $1.3 billion, respectively. The borrowing capacity on these loans was $904.7 million from the FHLB and $1.0 billion from the FRB at September 30, 2026.

The following tables show an aging analysis of the loan and lease portfolio, net of unearned income, for the periods indicated:

	September 30, 2026
(Dollars in thousands)	30-89 Days Past Due	90+ Days Past Due	Non-accrual	Total Past Due and Nonaccrual	Current	Total	Non-accrual with no ACL
Loans and leases held for investment, net Real estate:
Commercial	$-	$-	$688	$688	$1,552,654	$1,553,342	$688
Agricultural	2,675	-	1,731	4,406	687,440	691,846	1,731
Residential and home equity	-	-	205	205	405,252	405,457	205
Construction	-	-	-	-	97,595	97,595	-
Total real estate	2,675	-	2,624	5,299	2,742,941	2,748,240	2,624
Commercial & industrial	-	-	1,530	1,530	560,836	562,366	1,530
Agricultural	1,344	-	-	1,344	263,090	264,434	-
Commercial leases	-	-	469	469	164,953	165,422	-
Consumer and other	4	-	-	4	3,877	3,881	-
Total loans and leases, net	$4,023	$-	$4,623	$8,646	$3,735,697	$3,744,343	$4,154

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

	Three Months Ended September 30, 2026
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Total[1]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	0.00%
Agricultural	672	706	1,378	0.20%
Residential and home equity	-	-	-	0.00%
Construction	-	-	-	0.00%
Total real estate	672	706	1,378	0.05%
Commercial & industrial	1,995	-	1,995	0.35%
Agricultural	-	-	-	0.00%
Commercial leases	-	-	-	0.00%
Consumer and other	-	-	-	0.00%
Total	$2,667	$706	$3,373	0.09%

1 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the three months ended September 30, 2026.

During the three months ended September 30, 2026, the Company modified one agricultural real estate borrower with three loans. Two of the loans had principal deferrals of nine months and one loan had a contractual term extension of nine months.  The Company also modified one commercial & industrial loan with a contractual term extension of three months.

	Nine Months Ended September 30, 2026
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Payment reduction	Total[1]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$688	$688	0.04%
Agricultural	672	706	-	1,378	0.20%
Residential and home equity	-	-	-	-	0.00%
Construction	-	-	-	-	0.00%
Total real estate	672	706	688	2,066	0.07%
Commercial & industrial	3,126	-	-	3,126	0.56%
Agricultural	-	-	-	-	0.00%
Commercial leases	-	-	-	-	0.00%
Consumer and other	-	-	-	-	0.00%
Total	$3,798	$706	$688	$5,192	0.14%

1 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the nine months ended September 30, 2026.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

During the nine months ended September 30, 2026, the Company modified one commercial real estate loan with a monthly payment reduction. The Company modified three agricultural real estate loans all related to the same borrower. Two of the loans had principal deferrals of nine months and one loan had a contractual term extension of nine months. Two commercial & industrial loans were modified with contractual term extensions of six and nine months. The residential loan modified during the first quarter 2026 has been paid in full.

	Three Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Total[1]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	0.00%
Agricultural	-	-	-	0.00%
Residential and home equity	56	-	56	0.01%
Construction	-	-	-	0.00%
Total real estate	56	-	56	0.00%
Commercial & industrial	1,973	-	1,973	0.40%
Agricultural	-	-	-	0.00%
Commercial leases	-	-	-	0.00%
Consumer and other	-	-	-	0.00%
Total	$2,029	$-	$2,029	0.06%

1 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the three months ended September 30, 2025.

During the three months ended September 30, 2025, the Company modified one residential first mortgage loan with a 10-year maturity extension and re-amortization and one commercial loan with a maturity extension of 5 months.

	Nine Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollars in thousands)	Maturity or term extension	Payment deferral	Total[1]	Percentage of total loan segment
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$-	0.00%
Agricultural	983	1,656	2,639	0.37%
Residential and home equity	89	-	89	0.02%
Construction	-	-	-	0.00%
Total real estate	1,072	1,656	2,728	0.10%
Commercial & industrial	1,973	-	1,973	0.40%
Agricultural	43	-	43	0.02%
Commercial leases	-	-	-	0.00%
Consumer and other	-	-	-	0.00%
Total	$3,088	$1,656	$4,744	0.13%

1 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $0 million during the nine months ended September 30, 2025.

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. A payment default is defined as a loan having a payment past due 90 days or more after a modification took place. The following table presents the performance of such loans that have been modified in the last 12 months:

	September 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total
Loans and leases held for investment, net
Real estate:
Commercial	$-	$-	$688	$688
Agricultural	-	-	-	-
Residential and home equity	-	-	-	-
Construction	-	-	-	-
Total real estate	-	-	688	688
Commercial & industrial	-	1,130	-	1,130
Agricultural	-	-	-	-
Commercial leases	-	-	-	-
Consumer and other	-	-	-	-
Total	$-	$1,130	$688	$1,818

During the nine months ended September 30, 2026, there was one commercial real estate loan with an amortized cost basis of $688,000 and one commercial and industrial loan with an amortized cost basis of $1.1 million which was modified within the preceding 12 months and experienced a payment default. The commercial real estate loan had a monthly payment reduction and the commercial and industrial loan had a maturity extension modification. Following its payment default, the commercial and industrial loan was deemed partially uncollectible and resulted in a partial charge-off. There was one agricultural real estate loan with an amortized cost basis of $176,000 and modified with a maturity extension and interest deferral, that experienced a payment default and was charged-off during the nine months ended September 30, 2025. There were no loans modified to borrowers with financial difficulty that had a payment default subsequent to modification during the three and nine months ended September 30, 2025.

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

Well-defined weaknesses include inadequate cash flow or collateral support, a project's lack of marketability, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

The following tables present outstanding loan and lease balances held for investment net of unearned income by segment, credit risk rating categories, vintage year by segment of financing receivable, and current period gross charge-offs by year of origination as follows:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Real estate:
Commercial
Pass	$121,150	$196,271	$35,117	$95,239	$130,756	$476,784	$355,876	$141,461	$1,552,654
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	688	-	-	-	688
Total Commercial	$121,150	$196,271	$35,117	$95,239	$131,444	$476,784	$355,876	$141,461	$1,553,342
Commercial
Current-period gross charge-offs	$75	$-	$-	$-	$-	$-	$-	$-	$75

Agricultural
Pass	$29,309	$43,270	$23,511	$33,036	$58,143	$175,140	$271,847	$45,995	$680,251
Special mention	-	3,132	-	-	-	3,032	3,699	-	9,863
Substandard	-	-	-	-	-	-	1,732	-	1,732
Total Agricultural	$29,309	$46,402	$23,511	$33,036	$58,143	$178,172	$277,278	$45,995	$691,846
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential and home equity
Pass	$26,403	$33,506	$26,079	$27,959	$47,080	$190,682	$53,204	$339	$405,252
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	205	-	205
Total Residential and home equity	$26,403	$33,506	$26,079	$27,959	$47,080	$190,682	$53,409	$339	$405,457
Residential and home equity
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Pass	$-	$-	$-	$-	$-	$-	$97,595	$-	$97,595
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total construction	$-	$-	$-	$-	$-	$-	$97,595	$-	$97,595
Construction
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real estate	$176,862	$276,179	$84,707	$156,234	$236,667	$845,638	$784,158	$187,795	$2,748,240

Commercial & industrial
Pass	$43,226	$35,130	$12,557	$19,781	$9,257	$14,165	$399,888	$24,769	$558,773
Special mention	-	-	-	-	6	-	2,457	-	2,463
Substandard	-	-	-	-	-	-	-	1,130	1,130
Total Commercial & industrial	$43,226	$35,130	$12,557	$19,781	$9,263	$14,165	$402,345	$25,899	$562,366
Commercial & industrial
Current-period gross charge-offs	$-	$148	$-	$734	$-	$1,050	$-	$-	$1,932

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Net loans and leases held for investment
Agricultural
Pass	$1,686	$292	$2,636	$1,858	$1,522	$2,584	$244,796	$9,040	$264,414
Special mention	-	-	-	-	20	-	-	-	20
Substandard	-	-	-	-	-	-	-	-	-
Total Agricultural	$1,686	$292	$2,636	$1,858	$1,542	$2,584	$244,796	$9,040	$264,434
Agricultural
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial leases
Pass	$13,198	$23,495	$26,270	$60,945	$18,420	$22,625	$-	$-	$164,953
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	469	-	-	-	-	469
Total Commercial leases	$13,198	$23,495	$26,270	$61,414	$18,420	$22,625	$-	$-	$165,422
Commercial leases
Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$546	$805	$229	$353	$104	$770	$883	$-	$3,690
Special mention	-	-	-	-	-	-	-	-	-
Substandard	187	-	-	-	-	4	-	-	191
Total Consumer and other	$733	$805	$229	$353	$104	$774	$883	$-	$3,881
Consumer and other
Current-period gross charge-offs	$23	$3	$-	$-	$-	$-	$-	$-	$26
Total net loans and leases
Pass	$235,518	$332,769	$126,399	$239,171	$265,282	$882,750	$1,424,089	$221,604	$3,727,582
Special mention	-	3,132	-	-	26	3,032	6,156	-	12,346
Substandard	187	-	-	469	688	4	1,937	1,130	4,415
Total net loans and leases	$235,705	$335,901	$126,399	$239,640	$265,996	$885,786	$1,432,182	$222,734	$3,744,343
Total current-period gross charge-offs	$98	$151	$-	$734	$-	$1,050	$-	$-	$2,033

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

The Company, in the ordinary course of business, grants loans to the Company’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025

Balance at beginning of the period	$13,300	$15,626
New loans or advances during year	440	495
Effect of changes in composition of related parties	-	(80)
Repayments	(674)	(2,741)
Balance at end of period	$13,066	$13,300

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

The following tables present the amortized cost basis for collateral dependent loans and leases by type as of the dates indicated:

	September 30, 2026
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$688	$-	$688
Agricultural	1,731	-	1,731
Residential and home equity	-	-	-
Construction	-	-	-
Total real estate	2,419	-	2,419
Commercial & industrial	1,130	-	1,130
Agricultural	-	-	-
Commercial leases	-	469	469
Consumer and other	-	-	-
Total gross loans and leases	$3,549	$469	$4,018

December 31, 2025
(Dollars in thousands)	Real Estate	Vehicles and Equipment	Total
Collateral dependent loans and leases
Real estate:
Commercial	$7,998	$-	$7,998
Agricultural	-	-	-
Residential and home equity	-	-	-
Construction	-	-	-
Total real estate	7,998	-	7,998
Commercial & industrial	-	-	-
Agricultural	-	-	-
Commercial leases	-	-	-
Consumer and other	-	-	-
Total gross loans and leases	$7,998	$-	$7,998

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

The following tables present a summary of the activity in the ACL for loan and lease losses and the ACL for unfunded loan commitments for the periods indicated:

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$77,253	$3,300	$80,553	$76,169	$2,800	$78,969
Provision for credit losses	1,500	-	1,500	700	-	700
Charge-offs	(1,437)	-	(1,437)	(962)	-	(962)
Recoveries	5	-	5	56	-	56
Net charge-offs	(1,432)	-	(1,432)	(906)	-	(906)
Balance at end of period	$77,321	$3,300	$80,621	$75,963	$2,800	$78,763

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses	ACL for Loans and Leases	ACL for Unfunded Commitments	Allowance for Credit Losses
Balance at beginning of period	$76,375	$3,300	$79,675	$75,283	$2,690	$77,973
Provision for credit losses	2,500	-	2,500	2,290	110	2,400
Charge-offs	(2,033)	-	(2,033)	(1,804)	-	(1,804)
Recoveries	479	-	479	194	-	194
Net charge-offs	(1,554)	-	(1,554)	(1,610)	-	(1,610)
Balance at end of period	$77,321	$3,300	$80,621	$75,963	$2,800	$78,763

Changes in the ACL on loans and leases for the periods indicated are as follows:

	For the Three Months Ended September 30, 2026
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,979	$(488)	$-	$1	$22,492
Agricultural	23,007	(83)	-	-	22,924
Residential and home equity	7,664	22	-	1	7,687
Construction	2,089	(168)	-	-	1,921
Total real estate	55,739	(717)	-	2	55,024
Commercial & industrial	8,646	1,776	(1,428)	-	8,994
Agricultural	7,023	504	-	-	7,527
Commercial leases	5,618	(67)	-	-	5,551
Consumer and other	227	4	(9)	3	225
Total allowance for credit losses	$77,253	$1,500	$(1,437)	$5	$77,321

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Loans and Leases—Continued

	For the Three Months Ended September 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,946	$568	$-	$-	$21,514
Agricultural	24,469	812	(939)	5	24,347
Residential and home equity	7,599	(126)	-	-	7,473
Construction	2,766	54	-	-	2,820
Total real estate	55,780	1,308	(939)	5	56,154
Commercial & industrial	7,326	30	-	19	7,375
Agricultural	6,982	(375)	-	24	6,631
Commercial leases	5,858	(275)	-	-	5,583
Consumer and other	223	12	(23)	8	220
Total allowance for credit losses	$76,169	$700	$(962)	$56	$75,963

	For the Nine Months Ended September 30, 2026
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$22,574	$(18)	$(75)	$11	$22,492
Agricultural	23,647	(799)	-	76	22,924
Residential and home equity	7,620	23	-	44	7,687
Construction	2,311	(390)	-	-	1,921
Total real estate	56,152	(1,184)	(75)	131	55,024
Commercial & industrial	7,355	3,241	(1,932)	330	8,994
Agricultural	6,760	767	-	-	7,527
Commercial leases	5,861	(310)	-	-	5,551
Consumer and other	247	(14)	(26)	18	225
Total allowance for credit losses	$76,375	$2,500	$(2,033)	$479	$77,321

	For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Balance at beginning of period	Provision for/(recapture of) credit losses	Charge-Offs	Recoveries	Balance at end of period
Allowance for credit losses:
Real estate:
Commercial	$20,382	$1,307	$(175)	$-	$21,514
Agricultural	23,615	1,846	(1,119)	5	24,347
Residential and home equity	7,340	127	-	6	7,473
Construction	3,055	(235)	-	-	2,820
Total real estate	54,392	3,045	(1,294)	11	56,154
Commercial & industrial	7,791	(326)	(232)	142	7,375
Agricultural	6,725	116	(234)	24	6,631
Commercial leases	6,153	(570)	-	-	5,583
Consumer and other	222	25	(44)	17	220
Total allowance for credit losses	$75,283	$2,290	$(1,804)	$194	$75,963

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4—Deposits

Certificates of deposit greater than and less than or equal to the FDIC insurance limit of $250,000 are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Certificates of deposit:
Certificates of deposit less than or equal to $250,000	$343,883	$344,818
Certificates of deposit greater than $250,000	409,125	398,263
Total certificates of deposit	$753,008	$743,081

Scheduled maturities for certificates of deposit are as follows for the years ending December 31:

(Dollars in thousands)	Amount
2026	$337,142
2027	408,795
2028	3,907
2029	2,283
2030	350
Thereafter	531
Total certificates of deposit	$753,008

Overdrawn deposit balances of $183,000 and $187,000 were classified as consumer loans at September 30, 2026 and December 31, 2025, respectively.

Note 5—Short-term borrowings

As of September 30, 2026 and December 31, 2025, committed lines of credit arrangements totaling $2.1 billion were available to the Company from the FHLB, FRB, and unaffiliated banks.

The Company is a member of the FHLB of San Francisco and as of September 30, 2026, had a borrowing capacity and a committed credit line of $905.7 million, which was secured by $1.4 billion in various real estate loans and investment securities pledged as collateral. Borrowings generally provide for interest at the then current published rate based on the borrowing term. The overnight borrowing rate was 4.34% as of September 30, 2026.

The Company has $1.3 billion in pledged loans with the FRB. As of September 30, 2026, the Company’s overnight borrowing capacity using the primary credit facilities from the Fed account was $1.0 billion. The borrowing rate was 3.75% as of September 30, 2026.

The Company has an unsecured borrowing capacity from unaffiliated banks of $133.0 million as of September 30, 2026.

There were no outstanding advances on the above borrowing facilities as of September 30, 2026 or December 31, 2025.

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

Securities classified as available-for-sale are reported at fair value on a recurring basis utilizing Level 1, 2 and 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Securities classified as held-to-maturity are reported at fair value on a non-recurring basis utilizing Level 1, 2 and 3 inputs in the same manner as available-for-securities. Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

September 30, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$1,777	$-	$1,777	$-	$1,777
Mortgage-backed securities	754,203	-	754,203	-	754,203
Commercial mortgage-backed securities	1,157	-	1,157	-	1,157
Collateralized mortgage obligations	18,816	-	18,816	-	18,816
Municipal securities	61,610	-	61,610	-	61,610
Corporate securities	24,587	-	24,587	-	24,587
Other	310	-	310	-	310
Other equity investments	$3,644	$3,644	$-	$-	$3,644

Fair valued on a non-recurring basis:
Collateral dependent loans	$469	$-	$-	$469	$469

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Fair valued on a recurring basis:
Financial assets
Available-for-sale securities
U.S. Government-sponsored securities	$2,038	$-	$2,038	$-	$2,038
Mortgage-backed securities	826,240	-	826,240	-	826,240
Commercial mortgage-backed securities	1,253	-	1,253	-	1,253
Collateralized mortgage obligations	20,730	-	20,730	-	20,730
Municipal securities	70,845	-	70,845	-	70,845
Corporate securities	29,738	-	29,738	-	29,738
Other	310	-	310	-	310
Other equity investments	$3,256	$3,256	$-	$-	$3,256
Derivatives not designated as hedging instruments	$172	$-	$172	$-	$172

Financial liabilities
Derivatives not designated as hedging instruments	$178	$-	$178	$-	$178

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

September 30, 2026		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$171,970	$171,970	$-	$-	$171,970
Held-to-maturity securities, net	683,857	-	478,928	48,433	527,361
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,667,022	-	-	3,649,996	3,649,933

Financial liabilities:
Total deposits	$4,970,017	$-	$4,965,926	$-	$4,965,926
Subordinated debentures	10,310	-	10,274	-	10,274

December 31, 2025		Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$144,864	$144,864	$-	$-	$144,864
Held-to-maturity securities, net	718,191	-	542,161	50,575	592,736
Non-marketable securities, at cost	15,549	-	15,549	-	15,549
Loans and leases, net	3,572,570	-	-	3,591,336	3,591,336

Financial liabilities:
Total deposits	$4,977,826	$-	$4,975,673	$-	$4,975,673
Subordinated debentures	10,310	-	10,810	-	10,810

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

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7—Earnings Per Share

Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effects of outstanding restricted stock awards using the treasury stock method. Shares are excluded from the computations of diluted earnings per common share when their inclusion has an anti-dilutive effect. For the three and nine months ended September 30, 2026, there were no potential common shares that were anti-dilutive.

The following tables present the factors used in the earnings per common share computation for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2026	2025

Net income	$25,082	$23,718

Weighted average common shares outstanding for basic earnings per common share	673,986	692,727
Dilutive potential common shares	8,439	6,484
Shares used in computing diluted earnings per common share	682,425	699,211

Basic earnings per common share	$37.21	$34.24
Diluted earnings per common share	$36.75	$33.92

	Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2026	2025

Net income	$73,885	$69,782

Weighted average common shares outstanding for basic earnings per common share	672,319	696,572
Dilutive potential common shares	11,634	3,556
Shares used in computing diluted earnings per common share	683,953	700,128

Basic earnings per common share	$109.90	$100.18
Diluted earnings per common share	$108.03	$99.67

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

The Company incurred no expense for the Plans during the nine months ended September 30, 2026 and 2025 due to the termination of the Plans. The Company’s carrying value of the liability under the Plans for certain participants with different liquidation payout provisions was $2.5 million as of September 30, 2026 and $2.2 million as of December 31, 2025, which is included in interest payable and other liabilities on the balance sheet. The Company’s shares of stock held as investments in the Rabbi Trust of the Plans as of September 30, 2026 and December 31, 2025 totaled 1,014 and 1,073 shares with a historical cost basis of $1.0 million and $1.1 million, respectively. All amounts were fully funded into the Rabbi Trust as of September 30, 2026 and December 31, 2025. The consolidated investments held in the Rabbi Trust are recorded at fair value with changes in unrealized gains or losses recorded within non-interest income, and the equal and offsetting charges in the related liability are recorded in non-interest expense in the consolidated statements of income.

Net gains on the Plans’ investments were $2.8 million at September 30, 2025. Balances in non-qualified deferred compensation plans may be invested in financial instruments the market value of which fluctuates based upon trends in interest rates and stock prices.

Note 9—Stock-Based Compensation

Restricted Stock Award Plan
On November 25, 2024, the Company’s shareholders approved the Farmers & Merchants Bancorp 2025 Restricted Stock Retirement Plan (the “2025 Plan”). The 2025 Plan provides for the issuance of up to 80,000 shares of Company common stock to directors and employees of the Company and its subsidiaries and affiliates, and an annual increase on the first day of each fiscal year beginning with January 1, 2026 and ending with the last January 1 during the initial ten-year term of the plan, equal to (a) two and one-half percent (2.5%) of all outstanding shares on the last day of the immediately preceding fiscal year or (b) any lesser amount that the Personnel Committee sets for the purpose of that fiscal year. Pursuant to the 2.5% evergreen provision described above, the total number of shares of Company common stock available to be issued under the 2025 Plan increased by 17,448 shares to 97,448 as of January 1, 2026. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. Due to the illiquidity of the stock, the fair value of the stock award at the grant date is determined using a volume weighted average price over a 30-day period as of the grant date. The awards contain a service condition, which requires the employees to provide services during the applicable vesting periods. The awards are comprised of one-year, two-year, three-year and four-year awards for employees and directors depending on their roles and responsibilities. The awards vest on a pro-rated basis over the life of the award. Total remaining shares issuable under the 2025 Plan were 60,213 at September 30, 2026; included in the number is 1,616 shares forfeited during 2026 and available for future awards under the 2025 Plan. The unvested restricted shares generally have voting rights and dividend rights; however, the dividends are paid to the holder only when the restricted shares vest. Dividends on forfeited restricted shares are also forfeited.

The Company had 27,461 and 29,402 unvested restricted shares outstanding as of September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company recognized $14.5 million in compensation cost related to shares granted under the 2025 Plan and $8.2 million for the nine months ended September 30, 2025. As of September 30, 2026, there was $14.5 million of total unrecognized compensation cost related to unvested shares granted under the 2025 Plan and $23.6 million for the nine months ended September 30, 2025. The remaining cost is expected to be recognized over a weighted-average period of 2.06 years.

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Stock-Based Compensation—Continued

In August 2026, the Company accelerated restricted stock vesting for certain members of management. As a result of that modification, the Company recognized additional compensation expense of $3.7 million during the three and nine months ended September 30, 2026.

Note 10—Derivatives

Derivatives Not Designated as Hedging Instruments
As a customer accommodation, the Company may enter into interest rates swaps with its loan customers. The Company also enters into corresponding offsetting derivatives with third parties. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The fair value of these swaps are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets.
	September 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$-	$-	$8,715	$172
Total included in other assets		$-		$172

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$-	$-	$8,715	$178
Total included in other liabilities		$-		$178

	Location of Gain or (Loss) Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Derivatives	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	Other (expense) income	$-	$1	$6	$(11)
Total		$-	$1	$6	$(11)

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

(Dollars in thousands)	September 30, 2026	December 31, 2025

Commitments to extend credit, including unsecured commitments of $21,385 and $20,995 as of September 30, 2026 and December 31, 2025, respectively	$1,064,327	$1,049,468
Stand-by letters of credit, including unsecured commitments of $5,579 and $5,248 as of September 30, 2026 and December 31, 2025, respectively	21,367	19,250

FARMERS & MERCHANTS BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11—Commitments and Contingencies—Continued

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. The estimated exposure to loss from these commitments is included in the allowance for credit losses for unfunded loan commitments, which amounted to $3.3 million at September 30, 2026 and December 31, 2025.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at September 30, 2026 had maturity dates ranging from 1 to 42 months. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has commitments to fund investments in low-income housing tax credit investments (“LIHTC”) partnerships and limited liability companies. The Company invests in LIHTC partnerships and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method, and tax credit investment amortization expense is a component of the provision for income taxes. At September 30, 2026 and December 31, 2025, the balance of the investments in LIHTC was $41.3 million and $45.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in LIHTC totaled $11.9 million and $16.8 million at September 30, 2026 and December 31, 2025, respectively. These balances are reflected in the interest payable and other liabilities line on the consolidated balance sheets. The Company expects to fulfill these commitments through 2044. Additionally, during the nine months ended September 30, 2026 and 2025, the Company recognized tax credits from its investments in LIHTC of $4.3 million and $3.9 million, respectively.

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

Note 12—Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026 up through the date the Company issued the financial statements. During this period, there were no subsequent events that required recognition or disclosure.

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

The Company’s outstanding common stock as of September 30, 2026, consisted of 698,517 shares of common stock, $0.01 par value. No shares of preferred stock were issued or outstanding as of September 30, 2026. The common stock of the Company is not widely held or listed on any exchange. However, trades are reported on the OTCQX under the symbol “FMCB.”

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

The Company measures its performance by calculating the net interest margin, return on average assets, return on average equity and the efficiency ratio. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities, by average interest earning assets. Net interest income is the Company’s largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The return on average assets is calculated by dividing the Company’s net income by its total average assets and the return on average equity is calculated by dividing the Company’s net income by its average shareholders’ equity. The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.

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

Tangible Common Equity Ratio and Tangible Book Value Per Common Share	September 30, 2026	December 31, 2025	September 30, 2025
(Dollars in thousands, except share and per share amounts)
Shareholders' equity	$663,103	$645,514	$645,252
Less: Intangible assets	11,984	12,348	12,478
Tangible common equity	$651,119	$633,166	$632,774

Total assets	$5,699,055	$5,690,110	$5,629,867
Less: Intangible assets	11,984	12,348	12,478
Tangible assets	$5,687,071	$5,677,762	$5,617,389

Tangible common equity ratio(1)	11.45%	11.15%	11.26%
Book value per common share(2)	$949.30	$924.93	$894.43
Tangible book value per common share(3)	$932.14	$907.24	$877.13
Common shares outstanding	698,517	697,904	721,411

(1) Tangible common equity divided by tangible assets.
(2) Total common equity divided by common shares outstanding.
(3) Tangible common equity divided by common shares outstanding.

Results of Operations

The following discussion and analysis is intended to provide a better understanding of the Company’s performance during each of the three- and nine-month periods ended September 30, 2026 and 2025 and the material changes in financial condition, operating income, and expenses of the Company and its subsidiaries as shown in the accompanying unaudited consolidated financial statements. Information related to the comparison of the results of operations for the years ended December 31, 2025, and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2026	2025	2026	2025
Earnings Summary:
Interest income	$73,631	$70,592	$217,819	$207,791
Interest expense	15,307	15,175	45,242	45,365
Net interest income	58,324	55,417	172,577	162,426
Provision for credit losses	1,500	700	2,500	2,400
Non-interest income	6,251	6,867	16,446	17,407
Non-interest expense	35,834	28,948	93,152	81,108
Income before taxes	27,241	32,636	93,371	96,325
Income tax expense	2,159	8,918	19,486	26,543
Net Income	$25,082	$23,718	$73,885	$69,782

Per Common Share Data:
Basic earnings per common share	$37.21	$34.24	$109.90	$100.18
Diluted earnings per common share	$36.75	$33.92	$108.03	$99.67
Book value per common share	$949.30	$894.43	$949.30	$894.43
Tangible book value per common share(1)	$932.14	$877.13	$932.14	$877.13

Performance Ratios:
Return on average assets	1.75%	1.70%	1.71%	1.68%
Return on average equity	14.74%	15.10%	14.75%	15.28%
Net interest margin (tax equivalent)	4.24%	4.16%	4.23%	4.14%
Yield on average loans and leases (tax equivalent)	6.11%	6.05%	6.10%	6.06%
Cost of average total deposits	1.20%	1.22%	1.19%	1.24%
Efficiency ratio	55.49%	46.48%	49.28%	45.10%
Loan-to-deposit ratio	75.70%	74.16%	75.70%	74.16%
Percentage of checking deposits to total deposits	47.23%	48.69%	47.23%	48.69%

Capital Ratios Bancorp:
Common equity tier 1 capital to risk-weighted assets	14.91%	14.26%	14.91%	14.26%
Tier 1 capital to risk-weighted assets	15.13%	14.48%	15.13%	14.48%
Risk-based capital to risk-weighted assets	16.39%	15.74%	16.39%	15.74%
Tier 1 leverage capital ratio	12.05%	11.59%	12.05%	11.59%
Tangible common equity ratio(1)	11.45%	11.26%	11.45%	11.26%

(1) See “Non-GAAP Measurements”

Average Balance and Yields
The following tables set forth a summary of average balances with corresponding interest income and interest expense as well as average yield, cost and net interest margin information for the periods presented. Average balances are derived from daily balances.

	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$132,693	$1,207	3.61%	$274,506	$3,065	4.43%
Investment securities:(1)
Taxable securities	1,500,610	13,465	3.59%	1,308,455	11,067	3.38%
Non-taxable securities(2)	128,716	1,805	5.61%	89,365	1,173	5.25%
Total investment securities	1,629,326	15,270	3.75%	1,397,820	12,240	3.50%
Loans:(3)
Real estate:
Commercial	1,528,606	21,873	5.68%	1,412,052	19,638	5.52%
Agricultural	689,213	10,140	5.84%	717,015	10,108	5.59%
Residential and home equity	404,773	5,297	5.19%	401,365	5,153	5.09%
Construction	113,400	2,193	7.67%	175,351	3,177	7.19%
Total real estate	2,735,992	39,503	5.73%	2,705,783	38,076	5.58%
Commercial & industrial	539,494	9,651	7.10%	483,192	8,862	7.28%
Agricultural	260,957	4,790	7.28%	258,126	5,182	7.96%
Commercial leases	169,438	3,137	7.35%	167,914	2,976	7.03%
Consumer and other	4,271	74	6.87%	5,206	89	6.78%
Total loans and leases	3,710,152	57,155	6.11%	3,620,221	55,185	6.05%
Non-marketable securities	15,549	358	9.13%	15,549	334	8.52%
Total interest earning assets	5,487,720	73,990	5.35%	5,308,096	70,824	5.29%
Allowance for credit losses	(77,839)			(76,505)
Non-interest earning assets	326,929			356,589
Total average assets	$5,736,810			$5,588,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$782,029	$793	0.40%	$794,683	$695	0.35%
Savings and money market accounts	1,902,249	8,770	1.83%	1,786,743	8,404	1.87%
Certificates of deposit greater than $250,000	403,990	3,208	3.15%	393,222	3,431	3.46%
Certificates of deposit equal to or less than $250,000	340,948	2,357	2.74%	343,364	2,451	2.83%
Total interest bearing deposits	3,429,216	15,128	1.75%	3,318,012	14,981	1.79%
Subordinated debentures	10,310	179	6.89%	10,310	194	7.47%
Total interest bearing liabilities	3,439,526	15,307	1.77%	3,328,322	15,175	1.81%
Non-interest bearing deposits	1,558,001			1,539,835
Total funding	4,997,527	15,307	1.22%	4,868,157	15,175	1.24%
Other non-interest bearing liabilities	58,567			91,883
Shareholders' equity	680,716			628,140
Total average liabilities and shareholders' equity	$5,736,810			$5,588,180

Net interest income and margin(4)		$58,683	4.24%		$55,649	4.16%
Interest rate spread			3.58%			3.48%
Tax equivalent adjustment		(359)			(232)
Net interest income		$58,324	4.22%		$55,417	4.14%

(1) Excludes average unrealized losses of $27.2 million and $17.2 million for the three months ended September 30, 2026, and 2025, respectively, which are included in non-interest earning assets.
(2) Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3) Loan interest income includes loan fees of $2.0 million and $1.6 million for the three months ended September 30, 2026 and 2025,   respectively.
(4) Net interest margin is computed by dividing net interest income by average interest earning assets.

	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
ASSETS
Interest earnings deposits in other banks and federal funds sold	$159,963	$4,336	3.62%	$297,885	$9,892	4.44%
Investment securities:(1)
Taxable securities	1,510,419	40,389	3.57%	1,256,777	30,601	3.25%
Non-taxable securities(2)	131,801	5,453	5.52%	74,641	2,765	4.94%
Total investment securities	1,642,220	45,842	3.72%	1,331,418	33,366	3.34%
Loans:(3)
Real estate:
Commercial	1,512,681	64,287	5.68%	1,379,852	56,188	5.44%
Agricultural	689,939	29,680	5.75%	729,365	31,494	5.77%
Residential and home equity	403,934	15,619	5.17%	399,028	14,928	5.00%
Construction	122,593	6,685	7.29%	180,147	9,329	6.92%
Total real estate	2,729,147	116,271	5.70%	2,688,392	111,939	5.57%
Commercial & industrial	508,688	27,140	7.13%	489,567	26,952	7.36%
Agricultural	260,754	14,562	7.47%	262,733	15,647	7.96%
Commercial leases	168,290	9,343	7.42%	170,801	9,256	7.25%
Consumer and other	4,732	228	6.44%	5,155	265	6.87%
Total loans and leases	3,671,611	167,544	6.10%	3,616,648	164,059	6.06%
Non-marketable securities	15,549	1,182	10.16%	15,549	1,020	8.77%
Total interest earning assets	5,489,343	218,904	5.33%	5,261,500	208,337	5.29%
Allowance for credit losses	(77,343)			(76,202)
Non-interest earning assets	336,913			349,700
Total average assets	$5,748,913			$5,534,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits:
Demand	$791,001	$2,021	0.34%	$878,917	4,267	0.65%
Savings and money market accounts	1,892,725	25,532	1.80%	1,723,405	23,160	1.80%
Certificates of deposit greater than $250,000	421,064	10,126	3.22%	386,639	10,219	3.53%
Certificates of deposit equal to or less than $250,000	342,560	7,031	2.74%	331,959	7,139	2.88%
Total interest bearing deposits	3,447,350	44,710	1.73%	3,320,920	44,785	1.80%
Short-term borrowings	1	-	0.00%	1	-	0.00%
Subordinated debentures	10,310	532	6.90%	10,310	580	7.52%
Total interest bearing liabilities	3,457,661	45,242	1.75%	3,331,231	45,365	1.82%
Non-interest bearing deposits	1,565,238			1,505,088
Total funding	5,022,899	45,242	1.20%	4,836,319	45,365	1.25%
Other non-interest bearing liabilities	58,016			89,604
Shareholders' equity	667,998			609,075
Total average liabilities and shareholders' equity	$5,748,913			$5,534,998

Net interest income and margin(4)		$173,662	4.23%		$162,972	4.14%
Interest rate spread			3.58%			3.47%
Tax equivalent adjustment		(1,085)			(546)
Net interest income		$172,577	4.20%		$162,426	4.13%

(1) Excludes average unrealized losses of $14.7 million and $20.8 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in non-interest earning assets.
(2) Yield and interest income are calculated on a fully taxable equivalent basis using the current statutory federal tax rate of 21%.
(3) Loan interest income includes loan fees of $6.7 million and $5.1 million for the nine months ended September 30, 2026 and 2025,   respectively.
(4) Net interest margin is computed by dividing net interest income by average interest earning assets.

Third Quarter 2026 vs. Third Quarter 2025
Interest bearing deposits with banks and FRB balances are earning assets available to the Company.  Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 3.61% and 4.43% for the third quarter of 2026 and 2025, respectively. The decrease was the result of the Federal Open Market Committee (“FOMC”) decreasing interest rates by 75 basis points from September 2025 to December 2025 and a decrease in average interest-bearing deposits with banks, which decreased from $274.5 million for the quarter ended September 30, 2025 to $132.7 million for the quarter ended September 30, 2026. Interest income on interest bearing deposits with banks was $1.2 million and $3.1 million for the quarter ended September 30, 2026 and 2025, respectively.

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

Average total investment securities were $1.6 billion and $1.4 billion for the quarter ended September 30, 2026 and 2025, respectively. The average tax equivalent yield on total investment securities was 3.75% and 3.50% for the quarter ended September 30, 2026 and 2025, respectively. The increase in the yield reflects the increase in yields on purchases in 2025 and during the second quarter of 2026.

Average loans and leases held for investment were $3.7 billion and $3.6 billion for the quarter ended September 30, 2026 and 2025, respectively. The average yield on the loan and lease portfolio was 6.11% and 6.05% for the quarter ended September 30, 2026 and 2025, respectively.

Average interest-bearing deposits were $3.4 billion and $3.3 billion for the quarter ended September 30, 2026 and 2025, respectively. The average rate paid on interest bearing deposits was 1.75% and 1.79% for the quarter ended September 30, 2026 and 2025, respectively. Total interest expense on interest bearing deposits was $15.1 million and $15.0 million for the quarter ended September 30, 2026 and 2025, respectively. The average rate paid on total funding costs was 1.22% and 1.24% for the quarter ended September 30, 2026 and 2025, respectively.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
Average interest-bearing deposits with banks consisted primarily of FRB deposits. Balances with the FRB earned an average interest rate of 3.62% and 4.44% for the first nine months of 2026 and 2025, respectively. The decrease was the result of the FOMC decreasing rates by 75 basis points from September 2025 to December 2025 and a decrease in average interest-bearing deposits with banks, which decreased from $297.9 million for the nine months ended September 30, 2025 to $160.0 million for the nine months ended September 30, 2026. Interest income on interest bearing deposits with banks was $4.3 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Average total investment securities were $1.6 billion and $1.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The average tax equivalent yield on total investment securities was 3.72% and 3.34% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the yield reflects the increase in yields on purchases in 2025 and during the second quarter of 2026.

Average loans and leases held for investment were $3.7 billion and $3.6 billion for the nine months ended September 30, 2026 and 2025, respectively. The average yield on the loan and lease portfolio was 6.10% and 6.06% for the nine months ended September 30, 2026 and 2025, respectively.

Average interest-bearing deposits were $3.4 billion and $3.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The average rate paid on interest bearing deposits was 1.73% and 1.80% for the nine months ended September 30, 2026 and 2025, respectively. Total interest expense on interest bearing deposits was $44.7 million and $44.8 million for the nine months ended September 30, 2026 and 2025, respectively. The average rate paid on total funding costs was 1.20% and 1.25% for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30, 2026 compared with 2025			Nine Months Ended September 30, 2026 compared with 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest earnings deposits in other banks and federal funds sold	$(1,367)	$(491)	$(1,858)	$(3,978)	$(1,578)	$(5,556)
Investment securities:
Taxable securities	1,695	703	2,398	6,584	3,204	9,788
Non-taxable securities	547	85	632	2,332	356	2,688
Total investment securities	2,242	788	3,030	8,916	3,560	12,476
Loans:
Real estate:
Commercial	1,656	579	2,235	5,571	2,528	8,099
Agricultural	(397)	429	32	(1,696)	(118)	(1,814)
Residential and home equity	44	100	144	185	506	691
Construction	(1,183)	199	(984)	(3,118)	474	(2,644)
Total real estate	120	1,307	1,427	942	3,390	4,332
Commercial & industrial	1,009	(220)	789	1,037	(849)	188
Agricultural	55	(447)	(392)	(117)	(968)	(1,085)
Commercial leases	27	134	161	(138)	225	87
Consumer and other	(16)	1	(15)	(21)	(16)	(37)
Total loans and leases	1,195	775	1,970	1,703	1,782	3,485
Non-marketable securities	-	24	24	-	162	162
Total interest income	2,070	1,096	3,166	6,641	3,926	10,567

Interest expense:
Interest bearing deposits:
Demand	(11)	109	98	(392)	(1,854)	(2,246)
Savings and money market accounts	533	(167)	366	2,284	88	2,372
Certificates of deposit greater than $250,000	91	(314)	(223)	872	(965)	(93)
Certificates of deposit equal to or less than $250,000	(17)	(77)	(94)	224	(332)	(108)
Total interest bearing deposits	596	(449)	147	2,988	(3,063)	(75)

Subordinated debentures	-	(15)	(15)	-	(48)	(48)
Total interest expense	596	(464)	132	2,988	(3,111)	(123)
Net interest income	$1,474	$1,560	$3,034	$3,653	$7,037	$10,690

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
	Three Months Ended September 30,		$ Better /	% Better /	Nine Months Ended September 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Selected Income Statement Information:
Interest income	$73,631	$70,592	$3,039	4.31%	$217,819	$207,791	$10,028	4.83%
Interest expense	15,307	15,175	(132)	(0.87%)	45,242	45,365	123	0.27%
Net interest income	58,324	55,417	2,907	5.25%	172,577	162,426	10,151	6.25%
Provision for credit losses	1,500	700	(800)	(114.29%)	2,500	2,400	(100)	(4.17%)
Net interest income after provision for credit losses	56,824	54,717	2,107	3.85%	170,077	160,026	10,051	6.28%
Non-interest income	6,251	6,867	(616)	(8.97%)	16,446	17,407	(961)	(5.52%)
Non-interest expense	35,834	28,948	(6,886)	(23.79%)	93,152	81,108	(12,044)	(14.85%)
Income before income tax expense	27,241	32,636	(5,395)	(16.53%)	93,371	96,325	(2,954)	(3.07%)
Income tax expense	2,159	8,918	6,759	75.79%	19,486	26,543	7,057	26.59%
Net income	$25,082	$23,718	$1,364	5.75%	$73,885	$69,782	$4,103	5.88%
For the three and nine months ended September 30, 2026 and 2025, net income was $25.1 million and $73.9 million, respectively, compared with $23.7 million and $69.8 million for the same periods a year ago. For the three months ended September 30, 2026, the increase in net income was primarily the result of higher net interest income of $2.9 million, a $6.8 million decrease in income tax expense offset by an increase in non-interest expense of $6.9 million and a $0.8 million increase in provision for credit losses during the third quarter of 2026 compared to the same period in the prior year.

For the nine months ended September 30, 2026, the increase in net income was primarily the result of higher net interest income of $10.2 million, a decrease in income tax expense of $7.1 million offset by a $12.0 million increase in non-interest expense and a $1.0 million decrease in non-interest income during the nine months ended September 30, 2026, compared to the same period in 2025.
Net Interest Income and Net Interest Margin
For the quarters ended September 30, 2026 and 2025, net interest income was $58.3 million compared with $55.4 million, respectively. The increase in net interest income is primarily the result of the net interest margin (tax equivalent basis) increasing 8 basis points to 4.24% compared with 4.16% for the same period a year earlier. The increase in the net interest margin was primarily the result of the increase in investment securities income of $3.0 million as the average balance increased $231.5 million compared to the third quarter of 2025. The investment securities yield during the third quarter of 2026 increased 25 basis points from 3.50% to 3.75% compared to the third quarter of 2025. The loan yield increased 6 basis points from 6.05% to 6.11% compared to the third quarter of 2025. The yield on interest-bearing deposits decreased 4 basis points from 1.79% to 1.75% compared to the third quarter of 2025. The cost of average total deposits decreased 2 basis points from 1.22% to 1.20% compared to the third quarter of 2025.

For the nine months ended September 30, 2026 and 2025, net interest income was $172.6 million compared with $162.4 million, respectively. The increase is primarily the result of the net interest margin (tax equivalent basis) increasing 9 basis points to 4.23% compared with 4.14% for the same period a year earlier. The increase in the net interest margin was primarily the result of the 38 basis point increase in the investment securities yield from 3.34% to 3.72% compared to the first nine months of 2025, and average balances of the investment portfolio increased $310.8 million compared to the nine months ended September 30, 2025. The loan yield increased 4 basis points from 6.06% to 6.10% compared to the first nine months of 2025. The deposit yield decreased 7 basis points from 1.80% to 1.73% compared to the first nine months of 2025 and the average balance of interest-bearing deposits increased $126.4 million compared to the same period in 2025.

Provision for Credit Losses
The provision for credit losses in each period is a charge against earnings in that period. The provision is the amount required to maintain the allowance for credit losses at a level that, in management’s judgment, is adequate to absorb expected credit losses over the life of the loans and leases, unfunded loan commitments and HTM securities portfolios.
Based on the Company’s evaluation of the credit quality of the loan and lease portfolio and the calculations of the allowance for credit losses under the current expected credit losses (“CECL”) methodology, the Company recorded a $1.5 million provision for credit losses during the three months ended September 30, 2026 compared to a $0.7 million provision for credit losses during the three months ended September 30, 2025. Net charge-offs during the three months ended September 30, 2026 were $1.4 million compared to $0.9 million for the same period a year earlier.
The Company recorded a $2.5 million provision for credit losses during the first nine months of 2026 compared to a $2.4 million provision for credit losses during the first nine months of 2025. Net charge-offs during the first nine months of 2026 and 2025 were $1.6 million.

Non-interest Income

	Three Months Ended September 30,		$ Better /	% Better /	Nine Months Ended September 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Non-interest Income:
Card processing	$1,891	$1,780	$111	6.24%	$5,513	$5,236	$277	5.29%
Service charges on deposit accounts	870	779	91	11.68%	2,482	2,295	187	8.15%
Increase in cash surrender value of BOLI	673	639	34	5.32%	1,973	1,869	104	5.56%
Net gain on sale of securities available-for-sale	-	-	-	NM	45	-	45	NM
Net gain on deferred compensation benefits	-	1,200	(1,200)	N/A	-	2,797	(2,797)	N/A
Other	2,817	2,469	348	14.09%	6,433	5,210	1,223	23.47%
Total non-interest income	$6,251	$6,867	$(616)	(8.97%)	$16,446	$17,407	$(961)	(5.52%)

Non-interest income decreased $0.6 million, or 8.97%, to $6.3 million for the quarter ended September 30, 2026, compared with $6.9 million for the same period a year earlier. The decrease was the result of a decrease in the net gain on deferred compensation of $1.2 million as the deferred compensation plan was distributed in December 2025. Excluding this item, non-interest income increased $0.6 million during the quarter ended September 30, 2026 compared to 2025.

Non-interest income decreased $1.0 million, or 5.52%, to $16.4 million for the nine months ended September 30, 2026, compared with $17.4 million for the same period of 2025. The decrease was the result of a decrease in the net gain on deferred compensation of $2.8 million as the deferred compensation plan was distributed in December 2025. Excluding this item, non-interest income increased $1.8 million for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily due to an increase in other non-interest income of $1.2 million which included a $1.3 million gain on the sale of all Visa Class B shares during the third quarter of 2026 to a third-party investment firm. Visa Class B shares, which are not traded on a stock exchange, were originally issued to U.S. member banks during Visa’s 2008 initial public offering.

The Company’s deferred compensation plans were terminated and frozen effective November 29, 2024, and all of the components of the plans were liquidated and paid out to eligible participants on December 10, 2025. The Company recorded net gains on deferred compensation plan investments of $1.2 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, due to market value changes in the underlying assets and increases in interest and dividends. See Note 12, “Employee Benefit Plans,” located in Item 8. “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these investment gains/losses to be recorded in non-interest income, an offsetting entry is also required to be made to non-interest expense resulting in no net-effect on the Company’s net income.

Non-interest Expense

	Three Months Ended September 30,		$ Better /	% Better /	Nine Months Ended September 30,		$ Better /	% Better /
(Dollars in thousands)	2026	2025	(Worse)	(Worse)	2026	2025	(Worse)	(Worse)
Non-interest Expense:
Salaries and employee benefits	$25,798	$18,912	$(6,886)	(36.41%)	$65,451	$54,488	$(10,963)	(20.12%)
Data processing	1,716	1,764	48	2.72%	5,378	5,186	(192)	(3.70%)
Occupancy	1,357	1,259	(98)	(7.78%)	3,918	3,854	(64)	(1.66%)
Deposit insurance	846	719	(127)	(17.66%)	2,523	2,217	(306)	(13.80%)
Professional services	2,553	786	(1,767)	(224.81%)	5,288	2,402	(2,886)	(120.15%)
Marketing	424	478	54	11.30%	1,414	1,397	(17)	(1.22%)
Net gain on deferred compensation benefits	-	1,200	1,200	N/A	-	2,797	2,797	N/A
Other	3,140	3,830	690	18.02%	9,180	8,767	(413)	(4.71%)
Total non-interest expense	$35,834	$28,948	$(6,886)	(23.79%)	$93,152	$81,108	$(12,044)	(14.85%)

Non-interest expense increased $6.9 million, or 23.79%, to $35.8 million for the quarter ended September 30, 2026, compared with $28.9 million for the same period a year ago. This increase was primarily due to an increase of $6.9 million in salaries and employee benefits related to restricted stock award activities, an increase in the annual incentive compensation projections given the performance of the Company, and a $1.8 million increase in non-recurring professional service fees. These increases were partially offset by a decrease in the net gain on deferred compensation of $1.2 million as the deferred compensation plan was distributed in December 2025 and a $0.7 million decrease in other non-interest expense.

Non-interest expense increased $12.0 million, or 14.85%, to $93.2 million for the nine months ended September 30, 2026, compared with $81.1 million for the same period a year ago. This increase was primarily due to an $11.0 million increase in salaries and employee benefits related to restricted stock award activities, an increase in the annual incentive compensation projections given the performance of the Company, annual salary increases, an increase in payroll taxes, and nine months of stock compensation expense in 2026 versus seven and a half months in 2025 since the first restricted stock awards were issued in February 2025. Professional services increased $2.9 million due to higher legal and consulting services most of which were related to non-recurring corporate activities. These increases were partially offset by a decrease in the net gain on deferred compensation of $2.8 million as the deferred compensation plan was distributed in December 2025.

The Company’s deferred compensation plans were terminated and frozen effective November 29, 2024, and all of the components of the plans were liquidated and paid out to eligible participants on December 10, 2025. The Company recorded net gains on deferred compensation plan investments of $1.2 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, due to market value changes in the underlying assets and increases in interest and dividends. See Note 12 “Employee Benefit Plans,” located in “Item 8. Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for a description of these plans. Balances in non-qualified deferred compensation plans may be invested in financial instruments whose market value fluctuates based upon trends in interest rates and stock prices. Although GAAP requires these gains/losses on obligations to be recorded in non-interest expense, an offsetting entry is also required to be made to non-interest income resulting in no net-effect on the Company’s net income.

Income Tax Expense

For the three and nine months ended September 30, 2026, income tax expense was $2.2 million and $19.5 million, respectively, compared to $8.9 million and $26.5 million for the same periods a year ago. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 7.93% and 20.87%, respectively, compared to 27.33% and 27.56% for the same periods in 2025. The decrease in the effective tax rate for the respective periods was primarily attributable to a $5.0 million benefit recognized during the third quarter of 2026 from the reversal of amounts associated with items previously treated as non-deductible for income tax purposes. In addition, the Company’s effective tax rate can often fluctuate from quarter to quarter due to changes in the mix of taxable and tax-exempt earning assets. The effective rates were lower than the combined Federal and State statutory rate of 30% primarily due to credits associated with low-income housing tax credit (“LIHTC”) investments, tax-exempt interest income on municipal securities and loans, and the reversal of the $5.0 million benefit as previously discussed.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2022 through 2025 federal tax years and the 2021 through 2025 state tax years remain subject to selection for examination as of September 30, 2026. As previously disclosed, the IRS conducted an examination of the Company’s 2023 tax return. On August 4, 2026, the Company was notified that the IRS has completed its examination report with no adjustments to the tax returns examined.

Balance Sheet Analysis

Total assets were $5.70 billion at September 30, 2026, compared with $5.69 billion at December 31, 2025, an increase of $8.9 million, or 0.16%. Total cash and cash equivalents increased $27.1 million from $144.9 million as of December 31, 2025 to $172.0 million as of September 30, 2026. The net investment portfolio decreased by $123.0 million, or 7.37%, to $1.55 billion at September 30, 2026, compared to $1.67 billion at December 31, 2025. Total loans and leases held for investment were $3.74 billion at September 30, 2026, compared with $3.65 billion at December 31, 2025, an increase of $95.4 million, or 2.61%. Total deposits were $4.97 billion at September 30, 2026, compared with $4.98 billion at December 31, 2025, a decrease of $7.8 million, or 0.16%. The Company’s loan to deposit ratio was 75.70% and 73.67% as of September 30, 2026 and December 31, 2025, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of interest-bearing deposits with banks and overnight investments in Federal Reserve balances. Interest-bearing deposits with banks consisted primarily of FRB deposits. Since balances at the FRB are effectively risk free, the Company elected to maintain its excess cash at the FRB. Interest-bearing deposits with banks totaled $110.6 million at September 30, 2026 and $84.2 million at December 31, 2025. The Company’s total cash and cash equivalents as of September 30, 2026 represented 3.0% of the Company’s total assets as compared to 2.6% of total assets as of December 31, 2025.

Investment Securities

The Company’s net investment portfolio decreased by $123.0 million, or 7.37%, to $1.55 billion at September 30, 2026, compared to $1.67 billion at December 31, 2025. The Company uses its investment portfolio to manage interest rate and liquidity risks. The Company's total investment portfolio as of September 30, 2026 represented 27.14% of the Company’s total assets as compared to 29.35% of total assets at December 31, 2025.

Available-for-sale securities are carried at fair value and held-to-maturity securities are carried at amortized cost under GAAP. The carrying value of our portfolio of investment securities for the dates indicated are as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Available-for-sale securities
U.S. Government-sponsored securities	$1,777	$2,038
Mortgage-backed securities(1)	754,203	826,240
Commercial mortgage-backed securities(1)	1,157	1,253
Collateralized mortgage obligations(1)	18,816	20,730
Municipal securities	61,610	70,845
Corporate securities	24,587	29,738
Other	310	310
Total available-for-sale securities	$862,460	$951,154

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Held-to-maturity securities
Mortgage-backed securities(1)	$557,424	$586,001
Collateralized mortgage obligations(1)	58,250	62,476
Municipal securities	68,633	70,164
Total held-to-maturity securities	$684,307	$718,641
Allowance for credit losses	(450)	(450)
Total held-to-maturity securities	$683,857	$718,191

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

The following tables show the carrying value for final contractual maturities of investment securities and the weighted average yields of such securities, including the benefit of tax-exempt securities:

	As of September 30, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Government-sponsored securities	$-	0.00%	$32	5.65%	$343	5.43%	$1,402	4.46%	$1,777	4.67%
Mortgage-backed securities(1)	89	2.08%	944	3.05%	1,685	4.25%	751,485	4.80%	754,203	4.79%
Commercial mortgage-backed securities (1)	-	0.00%	-	0.00%	-	0.00%	1,157	5.79%	1,157	5.79%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	11,994	4.47%	6,822	5.03%	18,816	4.67%
Municipal securities	-	0.00%	-	0.00%	34,578	4.71%	27,032	4.67%	61,610	4.69%
Corporate securities	5,007	4.27%	19,580	4.47%	-	0.00%	-	0.00%	24,587	4.43%
Other	310	6.89%	-	0.00%	-	0.00%	-	0.00%	310	6.89%
Total securities available-for-sale	$5,406	4.38%	$20,556	4.40%	$48,600	4.64%	$787,898	4.80%	$862,460	4.77%

(1) All mortgage-backed securities and collateralized mortgage obligations were issued by an agency or government sponsored entity of the U.S. Government.

	As of September 30, 2026
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held-to-maturity
Mortgage-backed securities(1)	$-	0.00%	$86	2.26%	$4,607	1.66%	$552,731	1.90%	$557,424	1.90%
Collateralized mortgage obligations(1)	-	0.00%	-	0.00%	-	0.00%	58,250	1.76%	58,250	1.76%
Municipal securities	2,727	6.85%	18,662	5.37%	11,542	6.19%	35,702	7.74%	68,633	6.80%
Total securities held-to-maturity	$2,727	6.85%	$18,748	5.36%	$16,149	4.90%	$646,683	2.21%	$684,307	2.38%

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

The Company's loan and lease portfolio at September 30, 2026 totaled $3.8 billion, an increase of $95.2 million, or 2.60%, from December 31, 2025, primarily due to increased lending activity in our commercial real estate and commercial and industrial portfolios.

The following table sets forth the distribution of the loan and lease portfolio by type and percent at the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Dollars	Percent of Total	Dollars	Percent of Total
Gross loans and leases
Real estate:
Commercial	$1,561,785	41.51%	$1,480,906	40.37%
Agricultural	691,846	18.39%	705,668	19.24%
Residential and home equity	405,457	10.78%	405,080	11.05%
Construction	97,595	2.59%	128,179	3.50%
Total real estate	2,756,683	73.27%	2,719,833	74.16%
Commercial & industrial	562,366	14.95%	497,700	13.57%
Agricultural	264,434	7.03%	264,117	7.20%
Commercial leases	175,156	4.65%	181,004	4.94%
Consumer and other	3,881	0.10%	4,671	0.13%
Total gross loans and leases	$3,762,520	100.00%	$3,667,325	100.00%

The following table shows the maturity distribution and interest rate sensitivity of the loan and lease portfolio of the Company at September 30, 2026.

	Loan Contractual Maturity
(Dollars in thousands)	One Year or Less	After One But Within Five Years	After Five But Within Fifteen Years	After Fifteen Years	Total
Gross loan and leases:
Real estate:
Commercial	$124,598	$766,355	$643,925	$26,907	$1,561,785
Agricultural	23,851	201,984	435,727	30,284	691,846
Residential and home equity	225	6,724	123,984	274,524	405,457
Construction	57,008	35,521	5,066	-	97,595
Total real estate	205,682	1,010,584	1,208,702	331,715	2,756,683
Commercial & industrial	185,923	299,896	74,334	2,213	562,366
Agricultural	139,092	119,172	6,170	-	264,434
Commercial leases	3,913	92,786	78,457	-	175,156
Consumer and other	622	2,778	40	441	3,881
Total gross loans and leases	$535,232	$1,525,216	$1,367,703	$334,369	$3,762,520
Rate structure for loans and leases
Fixed rate	$142,633	$1,031,870	$674,328	$179,664	$2,028,495
Adjustable rate	392,599	493,346	693,375	154,705	1,734,025
Total gross loans and leases	$535,232	$1,525,216	$1,367,703	$334,369	$3,762,520

The following table summarizes the loans for which the accrual of interest has been discontinued and OREO (as hereinafter defined) at the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Non-performing assets:
Non-accrual loans and leases
Real estate:
Commercial	$688	$750
Agricultural	1,731	-
Residential and home equity	205	-
Construction	-	-
Total real estate	2,624	750
Commercial & industrial	1,530	-
Agricultural	-	-
Commercial leases	469	-
Consumer and other	-	-
Total non-performing loans and leases	4,623	750
Other real estate owned ("OREO")	-	-
Total non-performing assets	$4,623	$750

Selected ratios:
Non-performing loans to total loans and leases	0.12%	0.02%
Non-performing assets to total assets	0.08%	0.01%

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

Non-accrual loans and leases at September 30, 2026 were $4.6 million, an increase of $3.9 million from December 31, 2025. The increase was primarily due to two agricultural real estate loans for one borrower being placed on non-accrual during the second quarter of 2026 and two commercial and industrial loans, one residential and home equity loan, and one commercial lease being placed on non-accrual during the third quarter of 2026.

Although management believes that non-performing loans and leases are generally well-secured and that potential losses are provided for in the Company’s allowance for credit losses, there can be no assurance that future deterioration in economic conditions and/or collateral values will not result in future credit losses.

Other Real Estate Owned – OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. The Company records all OREO properties at amounts equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. The Company reported no OREO at September 30, 2026 and December 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulties – In the normal course of business, the Company may execute loan modifications to borrowers experiencing financial difficulties.  Some of these modifications include: term extension, principal forgiveness, rate reduction, other-than-insignificant payment delay, or any combination of those.  ASU 2022-02 requires certain disclosure of loans and leases that have been modified within the past 12 months and the effects that those modifications had on the modified loans and leases. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

The Company modified six loans in the aggregate amount of $5.2 million, during the nine months ended September 30, 2026. There were two loans modified within the twelve months prior to September 30, 2026 that had a payment default and were past due at September 30, 2026.

The Company modified nine loans, with five borrowers, in the aggregate amount of $7.0 million, during the year ended December 31, 2025. These loans were current at December 31, 2025.

Allowance for Credit Losses—Loans and Leases

The Company maintains an allowance for credit losses (“ACL”) under ASC Topic 326, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”). The allowance is established through a provision for credit losses, which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan and lease growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged-off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components: specific reserves related to individually evaluated loans and leases and general reserves comprised of both quantitative and qualitative factors for current expected credit losses related to loans and leases that are not individually evaluated. The Company uses the Weighted Average Remaining Maturity (“WARM”) methodology to calculate the ACL, as this method is deemed the most appropriate given the Company’s size and complexity. See Note 1 “Summary of Significant Accounting Policies - Allowance for Credit Losses – Loans and Leases” in our 2025 Form 10-K.

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

The following table sets forth the activity in our ACL on loans and leases held for investment and unfunded loan commitments for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Allowance for credit losses:
Balance at beginning of year	$79,675	$77,973
Provision for credit losses:
Allowance for credit losses - loans and leases	2,500	2,290
Allowance for credit losses - unfunded loan commitments	-	110
Total provision for credit losses	2,500	2,400
Charge-offs:
Real estate:
Commercial	(75)	(175)
Agricultural	-	(1,119)
Residential and home equity	-	-
Construction	-	-
Total real estate	(75)	(1,294)
Commercial & industrial	(1,932)	(232)
Agricultural	-	(234)
Commercial leases	-	-
Consumer and other	(26)	(44)
Total (charge-offs)	(2,033)	(1,804)
Recoveries:
Real estate:
Commercial	11	-
Agricultural	76	5
Residential and home equity	44	6
Construction	-	-
Total real estate	131	11
Commercial & industrial	330	142
Agricultural	-	24
Commercial leases	-	-
Consumer and other	18	17
Total recoveries	479	194
Net (charge-offs)	(1,554)	(1,610)
Balance at end of period	$80,621	$78,763

Allowance for credit losses - loans and leases	77,321	75,963
Allowance for credit losses - unfunded loan commitments	3,300	2,800
Total allowance for credit losses	$80,621	$78,763

Selected financial information:
Loans and leases held for investment, net of unearned income	$3,744,343	$3,532,383
Average loans and leases	3,671,611	3,616,648
Non-performing loans and leases	4,623	955
Allowance for credit losses to non-performing loans and leases	N/M (1)	N/M (1)
Net (charge-offs) to average loans and leases	(0.042%)	(0.04%)
Provision for credit losses to average loans and leases	0.07%	0.07%
Allowance for loan and lease losses to loans and leases held for investment	2.06%	2.10%
(1) Not meaningful (N/M)

The following table indicates management’s allocation of the ACL for loans and leases by loan type as of each of the following dates:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type	Dollars	Percent of Each Loan Type to Total Loans	Percent of ACL to Each Loan Type
Allowance for credit losses:
Real estate:
Commercial	$22,492	41.51%	1.44%	$22,574	40.37%	1.52%
Agricultural	22,924	18.39%	3.31%	23,647	19.24%	3.35%
Residential and home equity	7,687	10.78%	1.90%	7,620	11.05%	1.88%
Construction	1,921	2.59%	1.97%	2,311	3.50%	1.80%
Total real estate	55,024	73.27%	2.00%	56,152	74.16%	2.06%
Commercial & industrial	8,994	14.95%	1.60%	7,355	13.57%	1.48%
Agricultural	7,527	7.03%	2.85%	6,760	7.20%	2.56%
Commercial leases	5,551	4.65%	3.17%	5,861	4.94%	3.24%
Consumer and other	225	0.10%	5.80%	247	0.13%	5.29%
Total allowance for credit losses	$77,321	100.00%	2.06%	$76,375	100.00%	2.08%

Deposits

The following table shows the deposit balances as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Deposits:
Non-interest bearing	$1,559,117	$1,642,119
Interest-bearing:
Demand	788,195	802,352
Savings and money market	1,869,697	1,790,274
Certificates of deposit	753,008	743,081
Total interest-bearing	3,410,900	3,335,707
Total deposits	$4,970,017	$4,977,826

Total deposits were $4.97 billion and $4.98 billion as of September 30, 2026 and December 31, 2025, respectively, a decrease of $7.8 million or 0.16%. The decrease was primarily due to a decrease in non- interest bearing demand accounts of $83.0 million, or 5.05%, and a decrease in interest bearing demand deposit accounts of $14.2 million, or 1.76%, from December 31, 2025 to September 30, 2026, respectively. These decreases were partially offset by an increase of $79.4 million, or 4.44%, in savings and money market accounts and an increase of $10.0 million, or 1.34%, in certificates of deposits from December 31, 2025 to September 30, 2026. Non-interest bearing deposits were 31.37% and 32.99% of total deposits at September 30, 2026 and December 31, 2025, respectively.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods presented:

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Total deposits:
Interest-bearing deposits:
Demand	$791,001	$2,021	0.34%	$878,917	$4,267	0.65%
Savings and money market	1,892,725	25,532	1.80%	1,723,405	23,160	1.80%
Certificates of deposit greater than $250,000	421,064	10,126	3.22%	386,639	10,219	3.53%
Certificates of deposit equal to or less than $250,000	342,560	7,031	2.74%	331,959	7,139	2.88%
Total interest-bearing deposits	3,447,350	44,710	1.73%	3,320,920	44,785	1.80%
Non-interest bearing deposits	1,565,238			1,505,088
Total deposits	$5,012,588	$44,710	1.19%	$4,826,008	$44,785	1.24%

Deposits are gathered from individuals and businesses in our market areas. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. The Company reduced interest rates during the last four months of 2025 after the Federal Reserve cut interest rates by 75 basis points between September and December 2025. The average cost of total deposits, including non-interest bearing deposits, decreased to 1.20% for the three months ended September 30, 2026, compared with 1.22% for the same period a year ago, and decreased to 1.19% for the nine months ended September 30, 2026, compared with 1.24% for the nine months ended September 30, 2025.

The following table shows deposits with a balance greater than $250,000 at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Non-Maturity Deposits greater than $250,000	$2,686,082	$2,729,456
Certificates of deposit greater than $250,000, by maturity:
Less than 3 months	206,524	137,517
3 months to 6 months	133,077	192,804
6 months to 12 months	68,387	67,313
More than 12 months	1,137	629
Total certificates of deposit greater than $250,000	$409,125	$398,263
Total deposits greater than $250,000	$3,095,207	$3,127,719

Refer to the “Average Balance and Yields” schedules located in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on separate deposit categories.

The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. As of September 30, 2026 and December 31, 2025 the Bank had $3.0 million of such deposits.

Total estimated uninsured deposits based on the Company’s regulatory reporting amounted to $2.5 billion at September 30, 2026 and December 31, 2025.

Federal Home Loan Bank Advances and Federal Reserve Bank Borrowings

Lines of Credit with the Federal Home Loan Bank and FRB are other key sources of funds to support earning assets and liquidity. These sources of funds are also used to manage the Company’s interest rate risk exposure and, as opportunities arise, to borrow and invest the proceeds at a positive spread through the investment portfolio. There were no FHLB advances at September 30, 2026 or December 31, 2025. There were no Federal Funds purchased or advances from the FRB at September 30, 2026 or December 31, 2025.

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
These securities accrue interest at a variable rate based upon 3-month SOFR plus 2.85%. Interest rates reset quarterly and the rate was 7.09% at September 30, 2026 (the next reset is December 17, 2026). The average rate paid for these securities was 6.90% for the first nine months of 2026 and 7.52% for the first nine months of 2025. Additionally, if the Company decided to defer interest on the subordinated debentures, the Company would be prohibited by the terms of the debentures from paying cash dividends on the Company’s common stock.

Capital Resources

The Company relies primarily on capital generated through the retention of earnings to satisfy its capital requirements. The Company engages in an ongoing assessment of its capital needs in order to support business growth and to ensure depositor protection. Shareholders’ equity totaled $663.1 million at September 30, 2026, an increase of $17.6 million, or 2.72%, from $645.5 million at December 31, 2025, due primarily to net income of $73.9 million during the first nine months of 2026, partially offset by dividends of $11.0 million, stock repurchases of $7.0 million, and an increase in accumulated other comprehensive loss of $41.0 million.

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

As of September 30, 2026, the Company was in compliance with all of these capital requirements and there were no restrictions on the Company’s business activity. As of September 30, 2026, the Bank met the requirements to be categorized as “well-capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables as of September 30, 2026 and December 31, 2025.

The Company’s and Bank’s actual and required capital amounts and ratios were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$681,149	14.91%	$205,549	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	691,149	15.13%	274,065	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	748,542	16.39%	365,420	8.00%	N/A	N/A
Tier 1 leverage capital ratio	691,149	12.05%	229,467	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$688,708	15.08%	$205,496	4.50%	$296,827	6.50%
Tier 1 capital to risk-weighted assets	688,708	15.08%	273,995	6.00%	365,326	8.00%
Risk-based capital to risk-weighted assets	746,087	16.34%	365,326	8.00%	456,658	10.00%
Tier 1 leverage capital ratio	688,708	12.02%	229,175	4.00%	286,469	5.00%

	December 31, 2025
	Actual		Required for Capital Adequacy Purposes		Minimum to be Categorized as "Well Capitalized" Under Prompt Corrective Action Regulation
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Farmers & Merchants Bancorp
CET1 capital to risk-weighted assets	$620,134	13.81%	$202,001	4.50%	N/A	N/A
Tier 1 capital to risk-weighted assets	630,134	14.04%	269,334	6.00%	N/A	N/A
Risk-based capital to risk-weighted assets	686,542	15.29%	359,112	8.00%	N/A	N/A
Tier 1 leverage capital ratio	630,134	11.00%	229,189	4.00%	N/A	N/A

F & M Bank
CET1 capital to risk-weighted assets	$627,683	13.99%	$201,969	4.50%	$291,733	6.50%
Tier 1 capital to risk-weighted assets	627,683	13.99%	269,292	6.00%	359,056	8.00%
Risk-based capital to risk-weighted assets	684,082	15.24%	359,056	8.00%	448,820	10.00%
Tier 1 leverage capital ratio	627,683	10.98%	228,755	4.00%	285,944	5.00%

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

During the first nine months of 2026, the Company repurchased 4,954 shares under the Repurchase Plan, for a total of $7.0 million, inclusive of the excise tax. As of September 30, 2026, there remained $23.4 million authorized for repurchases under the Repurchase Plan.

On August 13, 2025, the Company announced that it changed its dividend policy related to the frequency of cash dividend payments from semi-annually to quarterly. On August 11, 2026, the Company declared a quarterly cash dividend of $5.60 per share which was paid on October 1, 2026, to shareholders of record on September 11, 2026.

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

The following table sets forth our off-balance-sheet lending commitments as of September 30, 2026:

		Amount of Commitment Expiration per Period
(Dollars in thousands)	Total Committed Amount	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Off-balance sheet commitments
Commitments to extend credit	$1,064,327	$452,795	$387,590	$66,347	$157,595
Standby letters of credit	21,367	17,459	2,908	1,000	-
Total off-balance sheet commitments	$1,085,694	$470,254	$390,498	$67,347	$157,595

The Company's exposure to credit loss in the event of nonperformance by the other party with regard to standby letters of credit, undisbursed loan commitments, and financial guarantees is represented by the contractual notional amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded balance sheet items. The Company may or may not require collateral or other security to support financial instruments with credit risk. Evaluations of each customer's creditworthiness are performed on a case-by-case basis. Additionally, the Company maintains an allowance for credit losses for unfunded loan commitments, which totaled $3.3 million at September 30, 2026 and December 31, 2025.

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of or payment for a customer to a third-party. Outstanding standby letters of credit at September 30, 2026 had maturity dates ranging from 1 to 42 months. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity

The ability to have readily available funds sufficient to repay maturing and non-maturing liabilities is of primary importance to depositors, creditors and regulators. In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have access to immediate liquid resources in the form of cash, which totaled $172.0 million, or 3.0% of total assets, as of September 30, 2026. The majority of cash is on deposit with the FRB and amounted to $110.6 million at September 30, 2026. Potential sources of liquidity also include our ability to sell or pledge our available-for-sale securities portfolio, our ability to pledge for borrowing purposes our held-to-maturity portfolio, our ability to sell loans in the secondary market, and our ability to borrow from the FRB and FHLB. Our diversified deposit portfolio has historically provided us with a long-term source of stable low-cost funding. Maturities and payments on outstanding loans and investment securities also provide a steady flow of funds. Our liquidity, represented by cash borrowing lines, federal funds and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and we maintain relationships with a diversified client base. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We actively monitor our liquidity on a daily basis and manage our liquidity and overall balance sheet positions through both our management and Board-level Asset and Liability Management committees (“ALCO”), which meet regularly during the year.

We had the following borrowing lines available at September 30, 2026:

(Dollars in thousands)	Total Credit Line Limit	Outstanding Amount	Remaining Credit Line Available	Value of Collateral Pledged
Additional liquidity sources:
Federal Reserve BIC	$1,048,779	$-	$1,048,779	$1,315,479
Federal Home Loan Bank	905,725	-	905,725	1,169,685
US Bank Fed Funds	65,000	-	65,000	-
PCBB Fed Funds	50,000	-	50,000	-
FHLB Fed Funds	18,000	-	18,000	-
Total additional liquidity sources	$2,087,504	$-	$2,087,504	$2,485,164

We continued our focus on maintaining a strong liquidity position throughout the first nine months of 2026, and we believe our liquid assets and short-term borrowing credit lines are adequate to meet our cash flow needs for loan and lease funding and deposit cash withdrawals for the foreseeable future. As of September 30, 2026, we had $1.0 billion in internal sources of liquidity comprised of $172.0 million in cash and $800.6 million of unencumbered investment securities, which represented in the aggregate 17.1% of total assets as of such date. We also had $2.1 billion in external sources of liquidity as outlined in the table above, bringing our total available liquidity to $3.1 billion at September 30, 2026. Our pledged collateral on short-term borrowing lines is comprised of $2.5 billion in loans and $1.1 million in investment securities held at market value at September 30, 2026. We have the option of either borrowing on our credit lines or selling these investment securities for cash flow needs.

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

We believe we can meet all of these needs from existing liquidity sources. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows from or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the credit loss provision, investment and other amortization and depreciation. Our net cash provided by operating activities for the first nine months of 2026 was $114.1 million, driven by net income of $73.9 million.

Our primary investing activities are the origination of loans and leases and purchases and sales of investment securities. Net cash used in investing activities was $49.6 million during the first nine months of 2026, driven by a net increase in purchases in our investment portfolio of $84.0 million, a net increase in loans and leases of $102.7 million, offset by proceeds from the sale of OREO of $5.8 million, and a $14.3 million increase of premises and equipment, offset by $152.0 million in proceeds from maturities, calls, and pay downs of investment securities.

Net cash used in financing activities totaled $37.5 million in the first nine months of 2026, driven by $10.8 million in cash dividends paid to shareholders and restricted stock vesting distributions of $11.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk at September 30, 2026 indicates there have been no material changes in the quantitative and qualitative disclosures from those made in the Company’s 2025 Form 10-K.

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

Based on our quarterly simulations, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by ALCO. The Company is liability sensitive, as interest-bearing liabilities reprice more quickly than interest-bearing assets. As a result, in rising interest rate scenarios net interest income declines while in falling interest rate scenarios net interest income increases.

The ratio of variable to fixed-rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a specific term of the Treasury Curve for comparable maturities, plus a margin. The composition of our rate-sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our net interest margin. As of September 30, 2026, our loan and lease portfolio was comprised of 53.91% fixed rate and 46.09% variable rate loans. An additional component of managing our interest rate risk is the use of loan floors when structuring our variable loan products. At loan origination, a loan floor rate, typically equal to or slightly below the initial rate on the loan, is established. This is particularly beneficial in a declining interest rate environment.

The following table presents the projected change in the Company’s net interest income over the next twelve months and the economic value of equity at September 30, 2026, that would occur upon an immediate change in interest rates based on the models discussed above, but without giving effect to any steps that management might take to counteract such change:

	Estimated Change in Net Interest Income (NII) (as a % of NII)	Estimated Change in Economic Value of Equity (EVE) (as a % of EVE)

+300 bps	(1.7%)	(9.2%)
+200 bps	(1.4%)	(6.1%)
+100 bps	(0.7%)	(2.5%)
0 bps	-	-
-100 bps	1.3%	1.4%
-200 bps	2.2%	0.7%
-300 bps	2.1%	(2.1%)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as required by Exchange Act Rules 240.13a-15(b) and 15d-15(b)). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report, the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (In thousands)

July 1, 2026 to July 31, 2026	-	$-	-	$30,031
August 1, 2026 to August 31, 2026	73	1,338.23	73	29,934
September 1, 2026 to September 30, 2026	4,641	1,415.60	4,641	23,364
Total 3rd Quarter 2026	4,714	$1,414.40	4,714	$23,364

 (1)The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the three months ended September 30, 2026, excise tax expense totaled $67,000.

On September 10, 2024, the Board of Directors authorized a new share repurchase program (the “Repurchase Plan”) in which the Company may purchase up to $55.0 million of the Company’s common stock, which represented approximately 9% of outstanding shareholders’ equity at the time of approval. On August 14, 2025, the Board of Directors authorized an increase of $45.0 million to the existing share repurchase program along with an extension of the program through December 31, 2027.

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

During the first nine months of 2026, the Company repurchased 4,954 shares under the Repurchase Plan, for a total of $7.0 million, inclusive of the excise tax. As of September 30, 2026, there remained $23.4 million authorized for repurchases under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows and (vi) the Notes to the Unaudited Consolidated Financial Statements. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMERS & MERCHANTS BANCORP

Date: November 6, 2026	/s/ Kent A. Steinwert
Kent A. Steinwert
Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	/s/ Bart R. Olson
Bart R. Olson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)